Form 10-Q
period 2021-06-30
AMCI Acquisition Corp. II
filed 2021-09-17
CIK 1843724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

AMCI ACQUISITION CORP. II
(Exact name of registrant as specified in its charter)

Delaware	001-40282	86-1763050
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

600 Steamboat Road Greenwich, Connecticut	06830
(Address Of Principal Executive Offices)	(Zip Code)

(203) 625-9200
Registrant’s telephone number, including area code

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	AMCIU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	AMCI	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	AMCIW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 17, 2021, 15,000,000 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

AMCI ACQUISITION CORP.II

Form 10-Q
For the Quarter Ended June 30, 2021

		Page
PART I . FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of June 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended June 30. 2021 and for the period from January 28, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholder’s Equity for the three months ended June 30. 2021 and for the period from January 28, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from January 28, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II . OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	18
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AMCI ACQUISITION CORP.II

UNAUDITED CONDENSED BALANCE SHEET

June 30, 2021

Assets:
Current assets:
Cash	$431
Total current assets	431
Deferred offering costs	300,887
Total Assets	$301,318

Liabilities and Stockholder's Equity:
Current liabilities:
Accrued expenses	$162,981
Note payable - related party	114,906
Total current liabilities	277,887

Commitments and Contingencies

Stockholder's Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding (1)	431
Additional paid-in capital	24,569
Accumulated deficit	(1,569)
Total Stockholder's Equity	23,431
Total Liabilities and Stockholder's Equity	$301,318

(1)  This number includes up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	For the Three	January 28, 2021
	Months Ended	(Inception) Through
	June 30, 2021	June 30, 2021
General and administrative expenses	$443	$1,569
Net loss	$(443)	$(1,569)

Weighted average shares outstanding of Class B common stock, basic and diluted (1)	4,015,797	4,136,029
Basic and diluted net income per share, Class B common stock	$(0.00)	$(0.00)

(1)  This number excludes up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,126)	(1,126)
Balance - March 31, 2021 (unaudited)	—	—	4,312,500	431	24,569	(1,126)	23,874
Net loss	—	—	—	—	—	(443)	(443)
Balance - June 30, 2021 (unaudited)	—	$—	4,312,500	$431	$24,569	$(1,569)	$23,431

(1)  This number includes up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On May 14, 2021, the Sponsor forfeited 718,750 shares of Class B common stock, resulting in the sponsor continuing to hold 4,312,500 shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(1,569)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B common stock	1,000
Changes in operating assets and liabilities:
Net cash used in operating activities	(569)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	1,000
Net cash provided by financing activities	1,000

Net change in cash	431

Cash - beginning of the period	—
Cash - end of the period	$431

Supplemental disclosure of noncash activities:
Offering costs included in notes payable	$113,906
Offering costs included in accrued expenses	$162,981
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$24,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

AMCI Acquisition Corp. II (the “Company”) is a newly organized blank check company incorporated as a Delaware corporation on January 28, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.

As of June 30, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from January 28, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is AMCI Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on August 3, 2021 (the “Effective Date”). On August 6, 2021, the Company consummated its IPO of 15,000,000 units (the “Units”). Each Unit consists of one Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”), and one-half of one redeemable warrant of the Company (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000, which is discussed in Note 3.

The underwriters have a 45-day option from the date of the underwriting agreement (August 3, 2021) to purchase up to an additional 2,250,000 Units to cover over-allotments, if any.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 3,500,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3,500,000. The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales.

As the IPO includes two instruments, Class A common stock and warrants, and as the warrants are classified as a financial liability, it is necessary to allocate the gross proceeds to between Class A common stock and warrants. The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values. The gross proceeds will first be allocated to the fair value of the warrants and the residual amount will then be allocated to Class A common stock. The percentage derived from this allocation will then be used to allocate deferred offering costs between Class A common stock and warrants. Issuance costs allocated to the warrants will be charged to the Company’s current period statements of operations.

Transaction costs of the IPO will amount to $7,272,784 and consist of $1,500,000 of underwriting discount, $5,250,000 of deferred underwriting discount, and $522,784 of other offering costs. Of the transaction costs, $255,692 will be included within accumulated deficit and $7,017,092 will be included in additional paid in capital.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A total of $150,000,000 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the IPO, management has agreed that an amount equal to at least $10.00 per Unit sold in the IPO, including the proceeds of the Private Placement Warrants, will be held in a Trust Account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay taxes, if any, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete an initial Business Combination within 24 months from the closing of the IPO, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial Business Combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriters.

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 24 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and public shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period, and (iv) vote their Founder Shares and any public shares purchased during or after the IPO in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $431 in its operating bank account and a working capital deficit of $277,455.

The Company’s liquidity needs up to June 30, 2021 have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of Founder Shares, and a loan of approximately $115,000 from the Sponsor pursuant to the Note (as defined in Note 4). The Company fully repaid the Note on August 6, 2021. Subsequent to the IPO, net proceeds from the private placement of $1.0 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Current Report on Form 8-K and the final prospectus filed by the Company with the SEC on August 12, 2021 and August 4, 2021, respectively.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” equal or approximate the carrying amounts represented in the condensed balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO on August 6, 2021.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share of Common Stock

Net loss per common stock is computed by dividing net loss applicable to shareholders by the weighted average number of Class B common stock outstanding during the period, as calculated using the treasury stock method. Weighted average shares as of June 30, 2021 were reduced for the effect of an aggregate of 562,500 Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common stock is the same as basic loss per share of common stock for the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective method for transition. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Initial Public Offering

On August 6, 2021, the Company consummated its IPO of 15,000,000 Units, at an offering price of $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $7.3 million, inclusive of approximately $5.3 million in deferred underwriting commissions.

The underwriters have a 45-day option from the date of the underwriting agreement (August 3, 2021) to purchase up to an additional 2,250,000 Units to cover over-allotments.

Note 4 - Related Party Transactions

Founder Shares

On January 29, 2021, the Sponsor paid $25,000, or approximately $0.005 per share, to cover certain offering costs in consideration for 5,031,250 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). On May 14, 2021, the Sponsor surrendered 718,750 capitalize to the Company for no consideration, resulting in the Sponsor owning 4,312,500 founder shares. Up to 562,500 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A common stocks issuable upon conversion thereof until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “Lock-up”). Any permitted transferees will be subject to the same restrictions and other agreements of the company’s initial stockholders with respect to any Founder Shares. Notwithstanding the foregoing, the Founder Shares will be released from the Lock-up if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the company’s initial Business Combination.

Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor has purchased an aggregate of 3,500,000 Private Placement Warrants, each exercisable to purchase one Class A common stock at $11.50 per share, at a price of $1.00 per warrant, or $3,500,000 in the aggregate.

The Private Placement Warrants will not be redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees. The initial purchasers, or their permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the IPO.

If the Private Placement Warrants are held by holders other than the sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

On January 29, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO (“Note”). This loan was non-interest bearing, unsecured and payable upon the closing of the IPO. The Company borrowed approximately $115,000 under the Note. The loan was repaid upon the closing of the IPO out of the offering proceeds that has been allocated to the payment of offering expenses.

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of August 6, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the IPO, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5 - Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO and the shares of Class A common stock underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option from the date of the underwriting agreement to purchase up to an additional 2,250,000 units to cover over-allotments, if any.

The underwriters were paid an underwriting discount of one percent (1%) of the gross proceeds of the IPO, or $1,500,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds, or $5,250,000, of the IPO upon the completion of the Company’s initial Business Combination.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding (see Note 4).

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company’s amended and restated certificate of incorporation, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

The Class B common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Note 7 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, except as noted above regarding the initial public offering, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “AMCI Acquisition Corp. II,” “AMCI,” “our,” “us” or “we” refer to AMCI Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

●	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
●	our potential ability to obtain additional financing to complete our initial Business Combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance following our initial public offering (the “Initial Public Offering”); and
●	the other risks and uncertainties discussed herein, in our filings with the SEC and in our final prospectus relating to our Initial Public Offering, filed with the SEC on August 4, 2021.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a newly organized blank check company incorporated as a Delaware corporation on January 28, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.

As of June 30, 2021, we have neither engaged in any operations nor generated any revenues. All activity for the period from January 28, 2021 (inception) through June 30, 2021 relates to our formation and the initial public offering (“IPO”), described below. We will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Our sponsor is AMCI Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for our IPO was declared effective on August 3, 2021 (the “Effective Date”). On August 6, 2021, we consummated our IPO of 15,000,000 units (the “Units”). Each Unit consists of one Class A common stock, par value $0.0001 per share (the “Class A common stock”), and one-half of one redeemable warrant (“Warrant”), each whole Warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds for us of $150,000,000, which is discussed in Note 3.

The underwriters have a 45-day option from the date of the underwriting agreement (August 3, 2021) to purchase up to an additional 2,250,000 Units to cover over-allotments, if any.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 3,500,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds for us of $3,500,000. The Private Placement Warrants are identical to the Warrants sold in the IPO, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of such Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the IPO. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of $443, which consisted of general and administrative expenses.

For the period from January 28, 2021 (inception) through June 30, 2021, we had net loss of $1,569, which consisted of general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $431 in its operating bank account and working capital deficit of $277,455.

The Company’s liquidity needs up to June 30, 2021 have been satisfied through a contribution of $25,000 from the Sponsor to cover certain offering costs in exchange for issuance of the Founder Shares, and a loan of approximately $115,000 from the Sponsor pursuant to the Note. The Company fully repaid the Note on August 6, 2021. Subsequent to the IPO, net proceeds from the private placement of $1.0 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which will be issued in a private placement simultaneously with the closing of the IPO and the shares of Class A common stock underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option from the date of the underwriting agreement to purchase up to an additional 2,250,000 units to cover over-allotments, if any.

The underwriters were paid an underwriting discount of one percent (1%) of the gross proceeds of the IPO, or $1,500,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds, or $5,250,000, of the IPO upon the completion of the Company’s initial Business Combination.

Administrative Service Fee

Subsequent to the closing of the IPO, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Critical Accounting Policies

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO on August 6, 2021.

Net Loss Per Share of Common Stock

Net loss per common stock is computed by dividing net loss applicable to shareholders by the weighted average number of Class B common stock outstanding during the period, as calculated using the treasury stock method. Weighted average shares as of June 30, 2021 were reduced for the effect of an aggregate of 562,500 Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 4). As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per common stock is the same as basic loss per share of common stock for the periods presented.

Recent Accounting Pronouncements

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus relating to our Initial Public Offering filed with the SEC on August 4, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2021, the Sponsor subscribed for an aggregate 5,031,250 shares of Class B common stock, par value $0.0001 per share (the “Founder Shares”) for a total subscription price of $25,000, or approximately $0.005 per share. Such shares are fully paid, and the cash amount of the subscription price therefor was received on January 29, 2021. In March 2021, the Sponsor transferred all of the Founder Shares held by it to members of the Company’s board of directors, its management team and persons or entities affiliated with AMCI Group. On May 14, 2021, certain of the Company’s initial stockholders forfeited an aggregate of 718,750 founder shares, resulting in an aggregate of 4,312,500 Founder Shares outstanding. The initial stockholders agreed to forfeit up to 562,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares will represent 20.0% of our issued and outstanding shares after the Initial Public Offering.

On August 3, 2021, we consummated the Initial Public Offering of 15,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Evercore Group L.L.C. acted as sole bookrunner and I-Bankers Securities, Inc. acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (Registration No. 333-253107). The Securities and Exchange Commission declared the registration statements effective on August 3, 2021.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor purchased 3,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $3.5 million. No underwriting discounts or commissions were paid with respect to such sales. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Warrants, an aggregate of $150,000,000 was placed in the Trust Account.

We paid a total of $1,500,000 in underwriting discounts and commissions and approximately $523,000 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $5,250,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 17, 2021	AMCI ACQUISITION CORP. II

	By:	/s/ Patrick Murphy
	Name:	Patrick Murphy
	Title:	Chief Financial Officer