Form 10-Q
period 2021-09-30
AMCI Acquisition Corp. II
filed 2021-11-22
CIK 1843724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, 15,000,000 shares of Class A common stock, par value $0.0001 per share, and 3,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

AMCI ACQUISITION CORP. II

Form 10-Q
For the Quarter Ended September 30, 2021

		Page
PART I . FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30. 2021 and for the period from January 28, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the three months ended September 30. 2021 and for the period from January 28, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from January 28, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II . OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	27
Item 6.	Exhibits	27

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021

Assets:
Current assets:
Cash	$758,091
Prepaid expenses - current	365,690
Total current assets	1,123,781
Prepaid expenses - long-term	262,937
Investments held in Trust Account	150,002,178
Total Assets	$151,388,896

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$3,000
Accrued expenses	168,034
Due to related party	19,723
Franchise tax payable	134,845
Total current liabilities	325,602
Deferred underwriting commissions	5,250,000
Derivative warrant liabilities	6,132,100
Total liabilities	11,707,702

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares at $10.00 per share	150,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; no non-redeemable shares issued or outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,750,000 shares issued and outstanding	375
Additional paid-in capital	—
Accumulated deficit	(10,319,181)
Total stockholders' deficit	(10,318,806)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$151,388,896

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	For the Three	January 28, 2021
	Months Ended	(Inception) Through
	September 30, 2021	September 30, 2021

General and administrative expenses	$284,686	$286,255
General and administrative expenses - related party	20,000	20,000
Franchise tax expense	134,845	134,845
Loss from operations	(439,531)	(441,100)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,382,900	1,382,900
Offering costs allocated to derivative warrant liabilities	(476,450)	(476,450)
Income from investments held in Trust Account	2,178	2,178
Net income	$469,097	$467,528

Weighted average shares outstanding of Class A common stock, basic and diluted	9,130,435	3,428,571
Basic and diluted net income per share, Class A common stock	$0.04	$0.07
Weighted average shares outstanding of Class B common stock, basic and diluted	3,750,000	3,750,000
Basic and diluted net income per share, Class B common stock	$0.04	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,126)	(1,126)
Balance - March 31, 2021 (unaudited)	—	—	4,312,500	431	24,569	(1,126)	23,874
Net loss	—	—	—	—	—	(443)	(443)
Balance - June 30, 2021 (unaudited)	—	—	4,312,500	431	24,569	(1,569)	23,431
Excess cash received over the fair value of the private warrants	—	—	—	—	1,085,000	—	1,085,000
Forfeited shares	—	—	(562,500)	(56)	56	—	—
Contribution from Sponsor upon sale of Founder Shares to Anchor Investors	—	—	—	—	6,509,758	—	6,509,758
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(7,619,383)	(10,786,709)	(18,406,092)
Net income	—	—	—	—	—	469,097	469,097
Balance – September 30, 2021 (unaudited)	—	$—	3,750,000	$375	$—	$(10,319,181)	$(10,318,806)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH September 30, 2021

Cash Flows from Operating Activities:
Net income	$467,528
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B common stock	1,000
Change in fair value of derivative warrant liabilities	(1,382,900)
Offering costs allocated to derivative warrant liabilities	476,450
Income from investments held in the Trust Account	(2,178)
Changes in operating assets and liabilities:
Prepaid expenses	49,173
Accounts payable	3,000
Due to related party	19,723
Accrued expenses	138,034
Franchise tax payable	134,845
Net cash used in operating activities	(95,325)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	1,000
Proceeds received from initial public offering, gross	150,000,000
Proceeds received from private placement	852,416
Net cash provided by financing activities	150,853,416

Net change in cash	758,091

Cash - beginning of the period	—
Cash - end of the period	$758,091

Supplemental disclosure of noncash activities:
Offering costs paid by related party under note payable and advances	$1,968,784
Offering costs included in accrued expenses	$30,000
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$24,000
Prepaid expenses paid by related party under note payable and advances	$677,800
Repayment of note payable and advances by Sponsor in exchange for issuance of private placement warrants	$2,647,584
Deferred underwriting commissions in connection with the initial public offering	$5,250,000
Value of Class B common stock transferred to Anchor Investors at Initial Public Offering	$6,509,758

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

As of September 30, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from January 28, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Transaction costs of the IPO amounted to $7,272,784 and consisted of $1,500,000 of underwriting discount, $5,250,000 of deferred underwriting discount, and $522,784 of other offering costs.

A total of $150,000,000 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The shares of common stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will have only 24 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”). However, if the Company is unable to complete the initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party (other than the Company’s independent registered public accounting firm) or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Emerging Growth Company Status

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.8 million in its operating bank account and working capital of approximately $0.8 million.

The Company’s liquidity needs up to September 30, 2021 have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of Founder Shares, and a loan and advances from the Sponsor pursuant to the Note (as defined in Note 4). Subsequent to the IPO, net proceeds from the private placement of $0.9 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Current Report on Form 8-K filed by the Company with the SEC on August 4, 2021 and August 12, 2021, respectively.

Revision to Previously Reported Financial Statements

Restatement of Previously Issued Financial Statement

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statement to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets and as a result, meet the contractual requirement of the charter.The Company restated its previously filed financial statement to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The Company’s previously filed financial statement that contained the error were reported in the Company’s Form 8-K filed with the SEC on August 6, 2021 (the “Post-IPO Balance Sheet”). In addition, the Company recognized the excess of fair value of the Founder Shares offered to Anchor Investors as offering costs of the Initial Public Offering resulting in additional offerings costs of approximately $221,000 allocated to the derivative warrant liabilities as expense and approximately $6,289,000 allocated and charged to the carrying value of the Class A common stock subject to possible redemption.

Impact of the Restatement

The change in the carrying value of the Class A common stock subject to possible redemption in the Post-IPO Balance Sheet resulted in a decrease of approximately $5.3 million in additional paid-in capital and an increase of approximately $11.0 million to accumulated deficit, as well as a reclassification of 1.63 million Class A common stock from permanent equity to temporary equity.

As of August 6, 2021	As Reported	Adjustment	As Restated
Total assets	$151,528,569		$151,528,569
Total liabilities	$12,796,290		$12,796,290
Class A common stock subject to possible redemption	133,732,270	16,267,730	150,000,000
Preferred stock	—	—	—
Class A common stock	163	(163)	—
Class B common stock	431	—	431
Additional paid-in capital	5,260,044	(5,260,044)	—
Accumulated deficit	(260,629)	(11,007,523)	(11,268,152)
Total stockholders' equity (deficit)	$5,000,009	$(16,267,730)	$(11,267,721)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$151,528,569	$—	$151,528,569

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

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

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets; and
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Offering Costs Associated With Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Shares Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 15,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering was estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Share Of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 11,000,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended		For the period from August 4, 2021
	September 30, 2021		through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$332,524	$136,573	$223,297	$244,231

Denominator:
Basic and diluted weighted average common shares outstanding	9,130,435	3,750,000	3,428,571	3,750,000
Basic and diluted net income per common share	$0.04	$0.04	$0.07	$0.07

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on August 2, 2021 using the modified retrospective method for transition. Adoption of ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 - Initial Public Offering

On August 6, 2021, the Company consummated its IPO of 15,000,000 Units, at an offering price of $10.00 per Unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $7.3 million, inclusive of approximately $5.3 million in deferred underwriting commissions. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). Certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) purchased 15,480,000 Units in the Initial Public Offering. None of the Anchor Investors are affiliated with any member of the Company's management.

The underwriters had a 45-day option from the date of the underwriting agreement (August 3, 2021) to purchase up to an additional 2,250,000 Units to cover over-allotments. On September 17, 2021, the over-allotment option expired, resulting in 562,500 shares of Class B common stock that were subject to forfeiture to be forfeited.

Note 4 - Related Party Transactions

Founder Shares

On January 29, 2021, the Sponsor paid $25,000, or approximately $0.005 per share, to cover certain offering costs in consideration for 5,031,250 shares of Class B common stock, par value $0.0001 (the “Founder Shares”). On May 14, 2021, the Sponsor surrendered 718,750 capitalize to the Company for no consideration, resulting in the Sponsor owning 4,312,500 Founder Shares. Up to 562,500 of the Founder Shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. On September 17, 2021, the over-allotment option had expired, resulting in the 562,500 of the founder shares being forfeited.

In exchange for the Anchor Investors' participation in the Initial Public Offering as described in Note 3, the Sponsor will sell a total of 780,000 Founder Shares to the Anchor Investors. The Company determined that the fair value of these Founder Shares was approximately $6.5 million (or approximately $8.35 per share) using a Monte Carlo simulation. The Company recognized the excess fair value of these Founder Shares, over the price sold to the Anchor Investors, as an expense of the Initial Public Offering resulting in a charge against the carrying value of Class A common stock subject to possible redemption.

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans and Advances

On January 29, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO (“Note”). This loan was non-interest bearing, unsecured and payable upon the closing of the IPO. In addition to the Note, the Sponsor of the Company also paid certain administrative expenses and offering costs on behalf of the Company. These advances were due on demand and were non-interest bearing. The Company repaid the note payable and advances in exchange for the issuance of private placement warrants.

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes the initial Business Combination, it will repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the IPO, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021 and for the period from January 28 (inception) through September 30, 2021, the Company incurred $20,000 of such fees, included as general and administrative fees on the accompanying unaudited statements of operations. As of September 30, 2021, approximately $20,000 of such fees are included as due to related party on the accompanying condensed balance sheet.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 - Commitments and Contingencies

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which were issued in a private placement simultaneously with the closing of the IPO and the shares of Class A common stock underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In addition, the Anchor Investors will, upon receipt of their Founder Shares, execute a registration rights agreement with respect to their Founder Shares.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the underwriting agreement to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On September 17, 2021, the over-allotment option expired, resulting in the forfeiture of 562,500 shares of Class B common stock.

The underwriters were paid an underwriting discount of one percent (1%) of the gross proceeds of the IPO, or $1,500,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds, or $5,250,000, of the IPO upon the completion of the Company’s initial Business Combination.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 15,000,000 shares of Class A common stock outstanding subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$150,000,000
Less:
Fair value of Public Warrants at issuance	(5,100,000)
Offering costs allocated to Class A common stock subject to possible redemption	(13,306,092)
Plus:
Accretion on Class A common stock subject to possible redemption amount	18,406,092
Class A common stock subject to possible redemption	$150,000,000

Note 7 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 15,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 6).

Class B Common Stock — The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 3,750,000 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 8 – Warrants

As of September 30, 2021, in connection with the Initial Public Offering, the Company has 7,500,000 Public Warrants and 3,500,000 Private Placement Warrants outstanding.

Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company do not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Warrants — Public Stockholders’ Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” (as defined below) of our Class A common stock except as otherwise described below; and
●	if, and only if, the closing price of our Class A common stock equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Warrants — Public Stockholders’ Warrants — Anti-Dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders.

In addition, if (x) the Company issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above under “— Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “— Redemption of warrants

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$150,002,178	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$4,177,250	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$—	$1,954,850

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in September 2021. There were no other transfers between levels in the three months ended September 30, 2021, and for the period from January 28, 2021 (inception) through September 30, 2021.

Level 1 assets include investments in mutual funds invested in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

For periods where no observable traded price is available, the fair value of the Public Warrants has been estimated using a Monte-Carlo simulation model and the Private Placement Warrants has been estimated using a Black-Scholes option pricing model. For periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the observable listed price for such warrants. The estimated fair value of the Public and Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Monte-Carlo simulation and Black-Scholes option pricing model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Public and Private Placement Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Public and Private Placement Warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Finally, the Company does not anticipate paying a dividend. Any changes in these assumptions can change the valuation significantly.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2021	As of August 6, 2021
Exercise price	$11.50	$11.50
Volatility	9.5%	11.3%
Stock price	$9.68	$9.66
Remaining term (yrs)	6.36	6.51
Risk-free rate	1.20%	0.99%

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended September 30, 2021, and for the period from February 8, 2021 (inception) through September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 28, 2021 (inception)	$—
Issuance of Public and Private Warrants	7,515,000
Transfer of Public Warrants to Level 1	(5,100,000)
Change in fair value of derivative liabilities	(460,150)
Derivative warrant liabilities at September 30, 2021	$1,954,850

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

The underwriters had a 45-day option from the date of the underwriting agreement (August 3, 2021) to purchase up to an additional 2,250,000 Units to cover over-allotments, if any. On September 17, 2021, the over-allotment option was not exercised, resulting in the forfeiture of 562,500 shares of Class B common stock.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the IPO. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had net income of approximately $469,000, which consisted of approximately a $1.4 million gain from changes in fair value of derivative warrant liabilities and approximately $2,000 of income from investments held in the Trust Account, offset by approximately $305,000 in general and administrative expenses, approximately $135,000 in franchise tax expenses, and approximately $476,000 in offering costs allocated to derivative warrant liabilities.

For the period from January 28, 2021 (inception) through September 30, 2021, we had net income of approximately $468,000, which consisted of approximately a $1.4 million gain from changes in fair value of derivative warrant liabilities and an approximately $2,000 of income from investments held in the Trust Account, offset by approximately $306,000 in general and administrative expenses, approximately $135,000 in franchise tax expenses, and approximately $476,000 in offering costs allocated to derivative warrant liabilities.

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $0.8 million in operating cash and working capital of approximately $0.8 million.

The Company’s liquidity needs up to September 30, 2021 have been satisfied through a contribution of $25,000 from the Sponsor to cover certain offering costs in exchange for the issuance of Founder Shares, and a loan and advances from the Sponsor pursuant to the Note (as defined in Note 4). Subsequent to the IPO, net proceeds from the private placement of $0.9 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Contractual Obligations

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the IPO, (ii) Private Placement Warrants, which will be issued in a private placement simultaneously with the closing of the IPO and the shares of Class A common stock underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of Working Capital Loans, will have registration rights to require the Company to register a sale of any of its securities held by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the underwriting agreement to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On September 17, 2021, the over-allotment option was not exercised, resulting in the forfeiture of 562,500 shares of Class B common stock.

The underwriters were paid an underwriting discount of one percent (1%) of the gross proceeds of the IPO, or $1,500,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds, or $5,250,000, of the IPO upon the completion of the Company’s initial Business Combination.

Administrative Service Fee

Subsequent to the closing of the IPO, we have agreed to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2021 and for the period from January 28 (inception) through September 30, 2021, we incurred $20,000 of such fees, included as general and administrative fees on the accompanying unaudited statements of operations.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Class A Common Stock Shares Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering, 15,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering was estimated using a Monte-Carlo simulation model. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Share Of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 11,000,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in an Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on August 2, 2021 using the modified retrospective method for transition. Adoption of ASU 2020-06 did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 6, 2021. Additionally, this material weakness could result in a misstatement of such complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statement that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

On August 3, 2021, we consummated the Initial Public Offering of 15,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $150,000,000. Evercore Group L.L.C. acted as sole bookrunner and I-Bankers Securities, Inc. acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (Registration No. 333-253107). The Securities and Exchange Commission declared the registration statement effective on August 3, 2021.

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

On September 17, 2021, the over-allotment option expired and therefore, the initial stockholders forfeited 562,500 Founder Shares, resulting in an aggregate of 3,750,000 Founder Shares outstanding.

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

Dated: November 22, 2021	AMCI ACQUISITION CORP. II

	By:	/s/ Patrick Murphy
	Name:	Patrick Murphy
	Title:	Chief Financial Officer