Form 10-K
period 2021-12-31
AMCI Acquisition Corp. II
filed 2022-03-25
CIK 1843724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-40282

AMCI ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1763050
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)
600 Steamboat Road Greenwich, Connecticut	06830
(Address of Principal Executive Offices)	(Zip Code)

(203) 625-9200
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable warrant	AMCIU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	AMCI	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	AMCIW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant was not a public company at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting stockholders’ equity held by non-affiliates at such date. The registrant’s units began trading on The Nasdaq Capital Market (“Nasdaq”) on August 4, 2021 and the registrant’s common stock began separate trading on Nasdaq on September 24, 2021. The aggregate market value of the registrant’s common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2021, computed by reference to the closing price of the common stock reported on Nasdaq on such date, was approximately $144,900,000.

As of March 25, 2022, there were 15,000,000 shares of Class A common stock, par value $0.0001, and 3,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference:  None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “Annual Report on Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the adverse impacts of the COVID-19 outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on our ability to consummate an initial business combination or on the restaurant and hospitality related sectors;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report on Form 10-K entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to AMCI Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to AMCI Sponsor II LLC, a Delaware limited liability company.

Item 1. Business.

Introduction

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “business combination”). We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On August 6, 2021, we consummated our initial public offering (the “initial public offering”) of 15,000,000 units (the “units”). Each unit consists of one share of Class A common stock and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds of $150,000,000. We granted the underwriters for the initial public offering a 45-day option to purchase up to 2,250,000 additional units to cover over-allotments, if any. On September 17, 2021, the underwriters’ over-allotment option expired unexercised.

Simultaneously with the consummation of the initial public offering, we completed the private sale (the “private placement”) of an aggregate of 3,500,000 warrants (the “private placement warrants”) to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $3,500,000.

Prior to the consummation of the initial public offering, on January 29, 2021, we issued an aggregate of 5,031,250 shares (the “founder shares”) of our Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash. In March 2021, the Sponsor transferred all of the founder shares held by it to members of our board of directors, our management team and persons or entities affiliated with AMCI Group (the “initial shareholders”). On May 14, 2021, certain of our initial stockholders forfeited an aggregate of 718,750 founder shares, resulting in an aggregate of 4,312,500 founder shares outstanding.

A total of $150,000,000, comprised of $148,500,000 of the proceeds from the initial public offering (which amount includes $5,250,000 of the underwriters’ deferred discount) and $1,500,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account (the “trust account”) at UBS Financial Services, Inc., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

The funds held in the trust account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting the conditions of Rule 2a-7 of the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the consummation of an initial business combination or (ii) the distribution of the trust account, as described below.

As of December 31, 2021, there was approximately $150,006,000 in investments and cash held in the trust account, which includes interest income available to us for franchise and income tax obligations of approximately $6,000, and approximately $343,000 of cash held outside the trust account. As of December 31, 2021, we have not withdrawn any interest earned from the trust account to pay taxes.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until the consummation of our initial business combination. We intend to effectuate our initial business combination using cash held in the trust account, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our initial business combination

We intend to pursue an initial business combination target that can provide solutions to the problems of decarbonization and sustainability in heavy industry, including the sectors of clean energy and power, transportation, resource management, environmental services, other heavy industries and technology enabled sustainable solutions. Our amended and restated certificate of incorporation (as amended on August 3, 2021, our “amended and restated certificate of incorporation”) prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations.

Nasdaq rules require that we must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Redemption rights for holders of public shares upon consummation of the initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.00 per public share as of December 31, 2021. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The Sponsor, our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and shares of Class A common stock underlying the private placement warrants and any public shares held by them in connection with the completion of our initial business combination.

Conduct of redemptions pursuant to tender offer rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated certificate of incorporation: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of our initial business combination to a stockholder vote

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock are voted in favor of the initial business combination. In such case, our initial stockholders have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the initial public offering, in favor of our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the consummation of the initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of our securities our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our initial stockholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until twenty-four (24) months from the closing of our initial public offering, or August 6, 2023, to complete our initial business combination. If we are unable to complete our initial business combination by August 6, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by August 6, 2023.

Recent Developments

On March 8, 2022, we entered into an agreement and plan of merger (the “Merger Agreement”) with AMCI Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and LanzaTech NZ, Inc., a Delaware corporation (“LanzaTech”). The transactions contemplated by the Merger Agreement are referred to herein as the “Proposed Business Combination.”

The time of the closing of the Proposed Business Combination is referred to herein as the “Closing.” The date of the Closing of the Proposed Business Combination is referred to herein as the “Closing Date.”

Proposed Business Combination

If the Proposed Business Combination is approved by our stockholders and LanzaTech’s stockholders, and the closing conditions in the Merger Agreement are satisfied or waived, then, among other things, upon the terms and subject to the conditions of the Merger Agreement and in accordance with Delaware General Corporation Law, Merger Sub will merge with and into LanzaTech, with LanzaTech surviving the merger as our wholly owned subsidiary (the “Merger”). In connection with the consummation of the Merger, we will be renamed “LanzaTech Global, Inc.” and is referred to herein as “New LanzaTech” as of the time following such change of name.

Under the Merger Agreement, we have agreed to acquire all of the outstanding equity interests of LanzaTech for consideration consisting of equity interests of New LanzaTech valued at $1,817,000,000 in the aggregate. The consideration to be paid to holders of shares of LanzaTech capital stock will be shares of common stock of New LanzaTech (“New LanzaTech Common Stock”), valued at $10.00 per share, to be paid at the closing of the Merger. The number of shares of New LanzaTech Common Stock payable in the Merger in respect of each share of LanzaTech capital stock (each, a “LanzaTech Share”) will be determined based on the exchange ratio (the “Exchange Ratio”), and certain corresponding adjustments, in each case as set forth in the Merger Agreement.

Pursuant to the Merger Agreement, at Closing: (i) each warrant to purchase LanzaTech Shares (each, a “LanzaTech Warrant”) that is outstanding and unexercised immediately prior to Closing and would automatically be exercised or exchanged in full in accordance with its terms by virtue of the occurrence of the Merger, will be so automatically exercised or exchanged in full for the applicable LanzaTech Shares, and each such LanzaTech Share will be treated as being issued and outstanding immediately prior to Closing and will be canceled and converted into the right to receive the applicable shares of New LanzaTech Common Stock; and (ii) each LanzaTech Warrant that is outstanding and unexercised immediately prior to the Closing and is not automatically exercised in full as described in clause (i) will be converted into a warrant to purchase shares of New LanzaTech Common Stock, in which case (a) the number of shares underlying such New LanzaTech warrant (each, a “New LanzaTech Warrant”) will be determined by multiplying the number of LanzaTech Shares subject to such warrant immediately prior to Closing, by the Exchange Ratio and (b) the per share exercise price of such New LanzaTech Warrant will be determined by dividing the per share exercise price of such LanzaTech Warrant immediately prior to the Effective Time by the Exchange Ratio, except that in the case of certain warrants specified in the Merger Agreement, such exercise price will be $10.00.

Pursuant to the Merger Agreement, at Closing, each option to purchase LanzaTech Shares (each, a “LanzaTech Option”) will be converted into an option to purchase a number of shares of New LanzaTech Common Stock (rounded down to the nearest whole share) equal to the product of (i) the number of LanzaTech Shares subject to such LanzaTech Option multiplied by (ii) the Exchange Ratio. The exercise price of such New LanzaTech option will be equal to the quotient of (a) the exercise price per share of such LanzaTech Option in effect immediately prior to the Effective Time divided by (b) the Exchange Ratio (and as so determined, this exercise price will be rounded up to the nearest full cent).

Pursuant to the Merger Agreement, at Closing, each award of restricted shares of LanzaTech common stock (each, a “LanzaTech RSA”) that is outstanding immediately prior to the Effective Time will be converted into an award of restricted shares of New LanzaTech Common Stock (each, a “New LanzaTech RSA”) on the same terms and conditions as were applicable to such LanzaTech RSA immediately prior to the Effective Time, except that such New LanzaTech RSA will relate to a number of shares of New LanzaTech Common Stock equal to the number of LanzaTech Shares subject to such LanzaTech RSA, multiplied by the Exchange Ratio.

The closing of the Merger is subject to certain customary conditions, including, among others, (i) adoption by AMCI’s stockholders and LanzaTech’s stockholders of the Merger Agreement and their approval of certain other actions related to the Proposed Business Combination, (ii) the expiration or termination of the waiting period (or any extension thereof) applicable to the transactions contemplated by the Merger Agreement and any ancillary agreements, in each case under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the effectiveness of a registration statement on Form S-4 (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the shares of New LanzaTech Common Stock to be paid as consideration in the Merger, (iv) there being no government order or law enjoining, prohibiting or making illegal the consummation of the Merger or the transactions contemplated by the Merger Agreement, (v) AMCI having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) under the Exchange Act) after giving effect to any payments required to be made in connection with the redemption of AMCI’s public shares and the proceeds from the Subscription Agreements described below, (vi) AMCI having at least $250,000,000 of cash at the closing of the Merger, consisting of cash held in AMCI’s trust account after taking into account any redemption of AMCI’s public shares, and the proceeds from the Subscription Agreements described below, net of transaction expenses of AMCI and LanzaTech, and (vii) the listing on Nasdaq of the shares of New LanzaTech Common Stock issued in connection with the Proposed Business Combination.

For additional information regarding the Merger Agreement, see the Company’s Current Report on Form 8-K filed by us on March 8, 2022.

This Form 10-K does not assume the closing of the Proposed Business Combination.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 600 Steamboat Road, Greenwich, CT 06830 or by telephone at (203) 625-9200.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risk Factor Summary

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we complete our initial business combination by August 6, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	The coronavirus, or COVID 19 pandemic, including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for a business combination, as well as any target business with which we ultimately consummate a business combination.
●	We may not be able to complete our initial business combination by August 6, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
●	If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least the 24 months following our initial public offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.
●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.
●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Risks Relating to our Search for, and Consummation of, or Inability to Consummate, a Business Combination

Our stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination if the business combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

If we seek stockholder approval of our initial business combination, our initial stockholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders own 20% of our outstanding common stock. Our initial stockholders and management team also may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our initial stockholders’ founder shares, we would need 5,625,001, or 37.5%, of the 15,000,000 public shares sold in the initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issues of shares of Class A common stock on a greater than one-to-one basis upon conversion of the shares of Class B common stock at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the representative of the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by August 6, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by August 6, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

The coronavirus, or COVID 19 pandemic, including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for a business combination, as well as any target business with which we ultimately consummate a business combination.

The COVID-19 pandemic, including efforts to combat it, has and may continue to adversely affect our search for a business combination. In addition, the outbreak of COVID-19 has resulted in a widespread health crisis that has and may continue to adversely affect the economies and financial markets worldwide. As such, the business of any potential target business with which we may consummate a business combination could be materially and adversely affected.

In response to the pandemic, public health authorities and local, national and international governments have implemented measures that may directly or indirectly impact our ability to search for and acquire any target business, including measures such as voluntary or mandatory quarantines, restrictions on travel and orders to limit the activities of non-essential workforce personnel. We may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

The extent to which COVID-19 impacts our search for a target business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events, including as a result of increased market volatility or decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination by August 6, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by August 6, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our initial business combination, our sponsor, initial stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that had not been previously selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of the offering, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering, only $1,000,000 were available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least the 24 months following such closing; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities (except for our Independent Registered Public Accounting Firm) with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the initial public offering as well as our registered independent public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as an exhibit to this Annual Report on Form 10-K, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 6, 2023; and (iii) absent an initial business combination by August 6, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 6, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because do not comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 6, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the initial public offering than a direct investment, if an opportunity were available, in a business combination candidate.

In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model or with limited historic financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 280,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Immediately after the initial public offering, there were 265,000,000 and 16,250,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated certificate of incorporation. Immediately after the initial public offering, there will be no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of the initial public offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

●	may significantly dilute the equity interest of investors in the initial public offering;

●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could result in our inability to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies has increased substantially. A number of potential targets for special purpose acquisition companies have already been acquired, and there are still many special purpose acquisition companies pursuing an initial business combination. As a result, fewer attractive targets may be available to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for targets may increase and, as a result, the terms of business combination transactions with available targets could become less favorable to us. Attractive transactions could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On January 29, 2021, our sponsor purchased an aggregate of 5,031,250 founder shares for a purchase price of $25,000, or approximately $0.005 per share. In March 2021, our sponsor transferred all of the founder shares held by it to members of our board of directors, our management team and persons or entities affiliated with AMCI Group. On May 14, 2021, certain of our initial stockholders forfeited an aggregate of 718,750 founder shares, resulting in an aggregate of 4,312,500 founder shares outstanding. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued.

The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 3,500,000 private placement warrants each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $3,500,000, or $1.00 per warrant, that will also be worthless if we do not complete our initial business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the initial public offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt following the initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the initial public offering and the private placement provided us with $144,750,000 that we may use to complete our initial business combination (after taking into account the $5,250,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders or warrant holders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such initial business combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by August 6, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who will collectively beneficially own 20% of our common stock upon the closing of the initial public offering, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers, directors and director nominees have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 6, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to the initial public offering may be amended without stockholder approval.

Each of the agreements related to the initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration rights agreement among us and our initial stockholders; the private placement warrants purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement warrants and other securities held by our initial stockholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued

development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, stockholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to the Post Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Risks Relating to Our Sponsor and Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or ventures may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 6, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by August 6, 2023, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by August 6, 2023 for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of the initial public offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $150,000,000, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes payable and up to $100,000 of interest to pay dissolution expenses. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities, with at least 50% of such round lot holders holding securities with a market value of at least $2,500. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A common stock and warrants will be listed on Nasdaq, our units, Class A common stock and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Unlike some other similarly structured special purpose acquisition companies, our initial stockholders will receive additional shares of Class A common stock if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a

“group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to:  (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We account for the 11,000,000 warrants issued in connection with the initial public offering (including the 7,500,000 warrants sold as part of the units in the initial public offering and the 3,500,000 private placement warrants) in accordance with the guidance contained in Derivatives and Hedging - Contracts in Entity’s Own Equity (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classified each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of shares of Class A common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A common stock or certain exemptions are available.

If the issuance of the Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A common stock included in the units.

We are not registering the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act:  (i) if the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the shares of Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis under the circumstances described in clauses (i), (ii) and (iii) in the preceding sentence, you would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of Class A common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the initial public offering, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A common stock issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 7,500,000 shares of our Class A common stock as part of the units sold in the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 3,500,000 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our sponsor or an affiliate of our sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

General Risk Factors

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on May 13, 2021 (the “SEC Statement”), our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued balance sheet as of August 6, 2021.

Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements for the Company’s previously issued balance sheet as of August 6, 2021 (the “Affected Period”).

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described in this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99 to its accounting classification of the redeemable Class A common stock. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2021. Historically, a portion of the Class A common stock was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A common stock in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s charter. Pursuant to the Company’s re-evaluation of its application of ASC 480-10-S99 to its accounting classification of the Class A common stock, the Company’s management determined that the Class A common stock included certain provisions that required classification of all of the Class A common stock subject to possible redemption as temporary equity. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99 to its accounting classification of the Class A common stock, see “Note 2” to the financial statements included in Form 10-Q for the quarterly period ended September 30, 2021.

As described in Form 10-Q for the quarterly period ended September 30, 2021, we concluded that our internal control over financial reporting was ineffective as of September 30, 2021 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in the Form 10-Q for the quarterly period ended September 30, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for our Class A common stock subject to possible redemption, see “Part II, Item 9A: Controls and Procedures” included in this Annual Report on Form 10-K.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of August 6, 2021.

Our management and our audit committee also concluded that it was appropriate to restate our previously issued financial statements for the Affected Period. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, the change in the classification of all of the Class A common stock as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the State of Delaware with no operating results, and we will not commence operations until obtaining funding through the initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of the performance of our management team or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or is likely to, generate going forward.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible. Our status as a smaller reporting company is determined annually. We will continue to qualify as a smaller reporting company through the following fiscal year as long as (i) the market value of our common stock held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not exceed $250 million or (ii) our annual revenues for the most recently completed fiscal year do not exceed $100 million and the market value of our common stock held by non-affiliates (measured as of the end of the second quarter of the then current fiscal year) does not exceed $700 million. If we exceed these thresholds, we will cease to be a smaller reporting company as of the first day of the following fiscal year.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (C) for which the Court of Chancery does not have subject matter jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Additionally, unless we consent in writing to the selection of an alternative forum, the federal courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our directors, officers, other employees or agents. Section 22 of the Securities Act, however, created concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce these exclusive forum provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. While the Delaware courts have determined that such exclusive forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. Any person or entity purchasing or otherwise acquiring any interest in our securities shall be deemed to have notice of and consented to these provisions; however, we note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision limit our stockholders’ ability to obtain a favorable judicial forum for disputed with us and may have the effect of discouraging lawsuits against our directors and officers.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had approximately $0.3 million in cash and approximately $0.1 million in working capital deficit. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 600 Steamboat Road, Greenwich, CT 06830. Our executive offices are provided to us by our Sponsor and we have agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are traded on Nasdaq under the symbols “AMCIU,” “AMCI” and “AMCIW,” respectively.

Holders

As of March 16, 2022, there was one holder of record of our units, one holder of record of our Class A common stock and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “AMCI Acquisition Corp. II,” “AMCI,” “our,” “us” or “we” refer to AMCI Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

●	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;
●	our financial performance following our initial public offering (the “initial public offering”); and
●	the other risks and uncertainties discussed herein, in our filings with the SEC and in our final prospectus relating to our initial public offering, filed with the SEC on August 4, 2021.

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

Overview

We are a blank check company incorporated as a Delaware corporation on January 28, 2021. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “business combination”).

Our sponsor is AMCI Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for our initial public offering was declared effective on August 3, 2021 (the “effective date”). On August 6, 2021, we consummated our initial public offering of 15,000,000 units (the “units”). Each unit consists of one Class A common stock, par value $0.0001 per share (the “Class A common stock”), and one-half of one redeemable warrant (the “warrant”), each whole warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds for us of $150,000,000.

The underwriters had a 45-day option from the date of the underwriting agreement (August 3, 2021) to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On September 17, 2021, the over-allotment option expired unexercised, resulting in the forfeiture of 562,500 shares of Class B common stock.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 3,500,000 warrants (the “private placement warrants”) to the Sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds for us of $3,500,000. The private placement warrants are identical to the warrants sold in the initial public offering, except that the private placement warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of such private placement warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales.

Recent Developments

On March 8, 2022, we entered into an agreement and plan of merger (the “Merger Agreement”) with AMCI Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and LanzaTech NZ, Inc., a Delaware corporation (“LanzaTech”). The transactions contemplated by the Merger Agreement are referred to herein as the “Proposed Business Combination.” The time of the closing of the Proposed Business Combination is referred to herein as the “Closing.” The date of the Closing of the Proposed Business Combination is referred to herein as the “Closing Date.”

Proposed Business Combination

If the Proposed Business Combination is approved by our stockholders and LanzaTech’s stockholders, and the closing conditions in the Merger Agreement are satisfied or waived, then, among other things, upon the terms and subject to the conditions of the Merger Agreement and in accordance with Delaware General Corporation Law, Merger Sub will merge with and into LanzaTech, with LanzaTech surviving the merger as our wholly owned subsidiary (the “Merger”). In connection with the consummation of the Merger, we will be renamed “LanzaTech Global, Inc.” and is referred to herein as “New LanzaTech” as of the time following such change of name.

Under the Merger Agreement, we have agreed to acquire all of the outstanding equity interests of LanzaTech for consideration consisting of equity interests of New LanzaTech valued at $1,817,000,000 in the aggregate. The consideration to be paid to holders of shares of LanzaTech capital stock will be shares of common stock of New LanzaTech (“New LanzaTech Common Stock”), valued at $10.00 per share, to be paid at the closing of the Merger. The number of shares of New LanzaTech Common Stock payable in the Merger in respect of each share of LanzaTech capital stock (each, a “LanzaTech Share”) will be determined based on the exchange ratio (the “Exchange Ratio”), and certain corresponding adjustments, in each case as set forth in the Merger Agreement.

Pursuant to the Merger Agreement, at Closing: (i) each warrant to purchase LanzaTech Shares (each, a “LanzaTech Warrant”) that is outstanding and unexercised immediately prior to Closing and would automatically be exercised or exchanged in full in accordance with its terms by virtue of the occurrence of the Merger, will be so automatically exercised or exchanged in full for the applicable LanzaTech Shares, and each such LanzaTech Share will be treated as being issued and outstanding immediately prior to Closing and will be canceled and converted into the right to receive the applicable shares of New LanzaTech Common Stock; and (ii) each LanzaTech Warrant that is outstanding and unexercised immediately prior to the Closing and is not automatically exercised in full as described in clause (i) will be converted into a warrant to purchase shares of New LanzaTech Common Stock, in which case (a) the number of shares underlying such New LanzaTech warrant (each, a “New LanzaTech Warrant”) will be determined by multiplying the number of LanzaTech Shares subject to such warrant immediately prior to Closing, by the Exchange Ratio and (b) the per share exercise price of such New LanzaTech Warrant will be determined by dividing the per share exercise price of such LanzaTech Warrant immediately prior to the Effective Time by the Exchange Ratio, except that in the case of certain warrants specified in the Merger Agreement, such exercise price will be $10.00.

Pursuant to the Merger Agreement, at Closing, each option to purchase LanzaTech Shares (each, a “LanzaTech Option”) will be converted into an option to purchase a number of shares of New LanzaTech Common Stock (rounded down to the nearest whole share) equal to the product of (i) the number of LanzaTech Shares subject to such LanzaTech Option multiplied by (ii) the Exchange Ratio. The exercise price of such New LanzaTech option will be equal to the quotient of (a) the exercise price per share of such LanzaTech Option in effect immediately prior to the Effective Time divided by (b) the Exchange Ratio (and as so determined, this exercise price will be rounded up to the nearest full cent).

Pursuant to the Merger Agreement, at Closing, each award of restricted shares of LanzaTech common stock (each, a “LanzaTech RSA”) that is outstanding immediately prior to the Effective Time will be converted into an award of restricted shares of New LanzaTech Common Stock (each, a “New LanzaTech RSA”) on the same terms and conditions as were applicable to such LanzaTech RSA immediately prior to the Effective Time, except that such New LanzaTech RSA will relate to a number of shares of New LanzaTech Common Stock equal to the number of LanzaTech Shares subject to such LanzaTech RSA, multiplied by the Exchange Ratio.

The closing of the Merger is subject to certain customary conditions, including, among others, (i) adoption by AMCI’s stockholders and LanzaTech’s stockholders of the Merger Agreement and their approval of certain other actions related to the Proposed Business Combination, (ii) the expiration or termination of the waiting period (or any extension thereof) applicable to the transactions contemplated by the Merger Agreement and any ancillary agreements, in each case under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the effectiveness of a registration statement on Form S-4 (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the shares of New LanzaTech Common Stock to be paid as consideration in the Merger, (iv) there being no government order or law enjoining, prohibiting or making illegal the consummation of the Merger or the transactions contemplated by the Merger Agreement, (v) AMCI having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) under the Exchange Act) after giving effect to any payments required to be made in connection with the redemption of AMCI’s public shares and the proceeds from the Subscription Agreements described below, (vi) AMCI having at least $250,000,000 of cash at the closing of the Merger, consisting of cash held in AMCI’s trust account after taking into account any redemption of AMCI’s public shares, and the proceeds from the Subscription Agreements described below, net of transaction expenses of AMCI and LanzaTech, and (vii) the listing on Nasdaq of the shares of New LanzaTech Common Stock issued in connection with the Proposed Business Combination.

For additional information regarding the Merger Agreement, see the Company’s Current Report on Form 8-K filed by us on March 8, 2022.

This Form 10-K does not assume the closing of the Proposed Business Combination.

Subscription Agreements

In connection with the execution of the Merger Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain accredited and institutional buyers (the “PIPE Investors”), including certain current stockholders and partners of LanzaTech and an affiliate of our Sponsor pursuant to which, among other things, we agreed to issue and sell, in a private placement to close immediately prior to the closing of the Merger, an aggregate of 12,500,000 shares of Class A common stock at a purchase price of $10.00 per share (the “PIPE Investment”). The PIPE Investment includes 3,000,000 shares of Class A common stock to be issued to a certain PIPE Investor that has a SAFE Note with LanzaTech, pursuant to a Subscription Agreement to be entered into prior to Closing.

LanzaTech Support Agreement

In connection with the execution of the Merger Agreement, we entered into a support agreement with certain LanzaTech stockholders (the “LanzaTech Support Agreement”), pursuant to which each such LanzaTech stockholder irrevocably and unconditionally agreed, among other things, to (i) validly execute and deliver to LanzaTech, in respect of all such stockholders’ LanzaTech Shares, written consents to the adoption of the Merger Agreement and approval of other matters required to obtain the requisite stockholder approval for the Merger and other related matters from the LanzaTech stockholders (the “LanzaTech Requisite Approval”), in each case, within 10 business days after the Registration Statement has been declared effective by the SEC; (ii) vote (whether pursuant to a meeting of LanzaTech’s stockholders or by written consent) in favor of the adoption of the Merger Agreement and approval of other matters required to obtain the LanzaTech Requisite Approval; and (iii) vote (whether pursuant to a meeting of LanzaTech’s stockholders or by written consent) against (a) any competing proposal for the acquisition of LanzaTech and (b) any other action that would reasonably be expected to (x) materially impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Merger Agreement, (y) to the knowledge of such LanzaTech stockholder, result in a material breach of any covenant, representation or warranty or other obligation or agreement of LanzaTech under the Merger Agreement or (z) result in a material breach of any covenant, representation or warranty or other obligation or agreement of the relevant stockholder contained in the LanzaTech Support Agreement.

The LanzaTech stockholders that entered into the LanzaTech Support Agreement include those stockholders who (i) are directors or officers of LanzaTech and currently hold LanzaTech Shares or (ii) hold 5% or more of the LanzaTech Shares. The LanzaTech Shares that are owned by the stockholders party to the LanzaTech Support Agreement represent approximately 69.56% of the outstanding voting LanzaTech Shares.

Sponsor Support Agreement

In connection with the execution of the Merger Agreement, the Sponsor and the holders of all of the Founder Shares, including all of our directors and officers (all of the foregoing, the “AMCI Insiders”), entered into a support agreement (the “Sponsor Support Agreement”) with the Company and LanzaTech pursuant to which each AMCI Insider agreed, among other things, to: (i) vote all the shares of capital stock held by such AMCI Insider (a) in favor of each of the proposals to be submitted to the special meeting of our stockholders in connection with the Merger and (b) against a business combination not relating to the Merger and any other action that would reasonably be expected to (x) materially impede, interfere with, delay, postpone or adversely affect the Merger or any of the other transactions contemplated by the Merger Agreement, (y) to the knowledge of such AMCI Insider, result in a material breach of any covenant, representation or warranty or other obligation or agreement of AMCI under the Merger Agreement or (z) result in a material breach of any covenant, representation or warranty or other obligation or agreement contained in the Sponsor Support Agreement; (ii) irrevocably waive any anti-dilution right or other protection with respect to the shares of Founder Shares that would result in the Founder Shares converting into Class A common stock at a ratio greater than one-for-one; and (iii) not to elect to redeem their respective shares of our common stock in connection with the Merger.

In addition, under the Sponsor Support Agreement, the AMCI Insiders agreed to forfeit, on a pro rata basis, a number of shares of Founder Shares equal to 1,250,000 shares of Founder Shares (which is one-third of the total number of shares of founder Shares outstanding) multiplied by a percentage equal to the percentage by which the level of redemptions of holders of Class A common stock, if any, exceeds 50% of the total issued and outstanding shares Class A common stock multiplied by two.

The foregoing description of the Proposed Business Combination, the Subscription and Agreements, the LanzaTech Support Agreement and the Sponsor Support Agreement does not purport to be complete. For further information on the Subscription Agreements, the LanzaTech Support Agreement and the Sponsor Support Agreement refer to the full agreements filed with the SEC on March 8, 2022 on a Current Report on Form 8-K on March 8, 2022.

Results of Operations

Our entire activity since inception up to December 31, 2021 was in preparation for our formation and the initial public offering. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the period from January 28, 2021 (inception) through December 31, 2021, we had net income of approximately $47,000, which consisted of approximately a $1.9 million gain from changes in fair value of derivative warrant liabilities and approximately $6,000 of income from investments held in the trust account, offset by approximately $951,000 in general and administrative expenses, $50,000 in general and administrative expenses – related party, approximately $198,000 in capital base tax expenses, approximately $188,000 in franchise tax expenses, and approximately $476,000 in offering costs allocated to derivative warrant liabilities.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $0.3 million in operating cash and a working capital deficit of approximately $0.1 million.

Our liquidity needs up to December 31, 2021 have been satisfied through a contribution of $25,000 from the Sponsor to cover certain offering costs in exchange for the issuance of founder shares, and a loan and advances from the Sponsor pursuant to the Note. Subsequent to the initial public offering, net proceeds from the private placement of $0.9 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that we would not be able to meet our obligations as they become due within one year after the date that the financial statements are available to be issued. As such, our management has determined that the liquidity condition raises substantial doubt about our ability to continue as a going concern. As of December 31, 2021, no adjustments have been made to the carrying amounts of assets or liabilities.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the initial public offering, (ii) private placement warrants, which were issued in a private placement simultaneously with the closing of the initial public offering and the shares of Class A common stock underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of Working Capital Loans, will have registration rights to require us to register a sale of any of its securities held by them prior to the consummation of the initial business combination pursuant to a registration rights agreement which was signed on the effective date of the initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the underwriting agreement to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On September 17, 2021, the over-allotment option expired unexercised, resulting in the forfeiture of 562,500 shares of Class B common stock.

The underwriters were paid an underwriting discount of one percent (1%) of the gross proceeds of the initial public offering, or $1,500,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds, or $5,250,000, of the initial public offering upon the completion of our initial business combination.

Administrative Service Fee

Subsequent to the closing of the initial public offering, we have agreed to pay our Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of the management team. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. For the period from January 28 (inception) through December 31, 2021, we incurred $50,000 of such fees, which are included as general and administrative fees – related party on the accompanying statement of operations.

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

Class A Common Stock Shares Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the initial public offering, 15,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Under ASC 480-10-S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, We recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants issued in connection with the initial public offering was estimated using a Monte-Carlo simulation model. The fair value of the public warrants as of December 31, 2021 is based on observable listed prices for such warrants. The fair value of the private placement warrants as of December 31, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the units sold in the initial public offering and the private placement warrants to purchase an aggregate of 11,000,000 warrants in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from January 28, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on August 2, 2021 using the modified retrospective method for transition. Adoption of ASU 2020-06 did not impact our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

47

AMCI ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

AMCI Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of AMCI Acquisition Corp. II (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 28, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 28, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 25, 2022

AMCI ACQUISITION CORP. II

BALANCE SHEET

December 31, 2021

Assets:
Current assets:
Cash	$343,399
Prepaid expenses - current	337,534
Total current assets	680,933
Prepaid expenses - long-term	184,812
Investments held in trust account	150,006,015
Total Assets	$150,871,760

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$85,534
Accrued expenses	229,733
Due to related party	49,723
Capital based tax payable	198,129
Franchise tax payable	188,237
Total current liabilities	751,356
Deferred underwriting commissions	5,250,000
Derivative warrant liabilities	5,610,000
Total liabilities	11,611,356

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares issued and outstanding at $10.00 per share at redemption	150,000,000

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; no non-redeemable shares issued or outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,750,000 shares issued and outstanding	375
Additional paid-in capital	—
Accumulated deficit	(10,739,971)
Total stockholders' deficit	(10,739,596)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$150,871,760

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP. II

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative expenses	$951,461
General and administrative expenses - related party	50,000
Capital based tax expense	198,129
Franchise tax expense	188,237
Loss from operations	(1,387,827)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,905,000
Offering costs allocated to derivative warrant liabilities	(476,450)
Income from investments held in trust account	6,015
Net income	$46,738

Weighted average shares outstanding of Class A common stock, basic and diluted	4,690,909
Basic and diluted net income per share, Class A common stock	$0.01
Weighted average shares outstanding of Class B common stock, basic and diluted	3,750,000
Basic and diluted net income per share, Class B common stock	$0.01

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP. II

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Excess cash received over the fair value of the private warrants	—	—	—	—	1,085,000	—	1,085,000
Forfeited shares	—	—	(562,500)	(56)	56	—	—
Contribution from Sponsor upon sale of founder shares to Anchor Investors	—	—	—	—	6,509,758	—	6,509,758
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(7,619,383)	(10,786,709)	(18,406,092)
Net income	—	—	—	—	—	46,738	46,738
Balance – December 31, 2021	—	$—	3,750,000	$375	$—	$(10,739,971)	$(10,739,596)

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH December 31, 2021

Cash Flows from Operating Activities:
Net income	$46,738
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B common stock	1,000
Change in fair value of derivative warrant liabilities	(1,905,000)
Offering costs allocated to derivative warrant liabilities	476,450
Income from investments held in the trust account	(6,015)
Changes in operating assets and liabilities:
Prepaid expenses	155,454
Accounts payable	85,534
Due to related party	49,723
Accrued expenses	199,733
Capital based tax payable	198,129
Franchise tax payable	188,237
Net cash used in operating activities	(510,017)

Cash Flows from Investing Activities
Cash deposited in trust account	(150,000,000)
Net cash used in investing activities	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	1,000
Proceeds received from initial public offering, gross	150,000,000
Proceeds received from private placement	852,416
Net cash provided by financing activities	150,853,416

Net change in cash	343,399

Cash - beginning of the period	—
Cash - end of the period	$343,399

Supplemental disclosure of noncash activities:
Offering costs paid by related party under note payable and advances	$1,968,784
Offering costs included in accrued expenses	$30,000
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$24,000
Prepaid expenses paid by related party under note payable and advances	$677,800
Repayment of note payable and advances by Sponsor in exchange for issuance of private placement warrants	$2,647,584
Deferred underwriting commissions in connection with the initial public offering	$5,250,000
Value of Class B common stock transferred to Anchor Investors at initial public offering	$6,509,758

The accompanying notes are an integral part of these financial statements.

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

AMCI Acquisition Corp. II (the “Company”) is a blank check company incorporated as a Delaware corporation on January 28, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “business combination”).

As of December 31, 2021, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from January 28, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“initial public offering”), described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and from changes in the fair value of its derivative warrant liabilities, if applicable. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is AMCI Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s initial public offering was declared effective on August 3, 2021 (the “effective date”). On August 6, 2021, the Company consummated its initial public offering of 15,000,000 units (the “units”). Each unit consists of one Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”), and one-half of one redeemable warrant of the Company (the “warrant”), each whole warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000, which is discussed in Note 3.

Simultaneously with the closing of the initial public offering, the Company completed the private sale of an aggregate of 3,500,000 warrants (the “private placement warrants”) to the Sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds to the Company of $3,500,000. The private placement warrants are identical to the warrants sold in the initial public offering, except that the private placement warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of such private placement warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales.

As the initial public offering includes two instruments, Class A common stock and warrants, and as the warrants are classified as a financial liability, it is necessary to allocate the gross proceeds between Class A common stock and warrants. The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values. The gross proceeds were first allocated to the fair value of the warrants and the residual amount was allocated to the Class A common stock. The percentage derived from this allocation was used to allocate the deferred offering costs between Class A common stock and warrants. Issuance costs allocated to the warrants were expensed to the Company’s statement of operations.

Transaction costs of the initial public offering amounted to $13,782,542 and consisted of $1,500,000 of underwriting discount, $5,250,000 of deferred underwriting discount, $6,509,758 in fair value of Class B common stock issued to Anchor Investors, and $522,784 of other offering costs.

A total of $150,000,000 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

The Company must complete one or more initial business combination having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (as defined elsewhere in this Annual Report on Form 10-K) (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of the signing a definitive agreement in connection with the initial business combination. However, the Company will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a business combination successfully.

Upon the closing of the initial public offering, management has agreed that an amount equal to at least $10.00 per unit sold in the initial public offering, including the proceeds of the private placement warrants, will be held in a trust account (the “trust account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay taxes, if any, the proceeds from the initial public offering and the sale of the private placement warrants will not be released from the trust account until the earliest of (i) the completion of initial business combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete an initial business combination by August 6, 2023, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial business combination by August 6, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The shares of common stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the initial public offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

The Company will have only 24 months from the closing of the initial public offering to complete the initial business combination (the “Combination Period”). However, if the Company is unable to complete the initial business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject, in each case, to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any founder shares and public shares they hold in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to any founder shares and public shares they hold in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, (iii) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if the Company fails to complete the initial business combination within the Combination Period, and (iv) vote their founder shares and any public shares purchased during or after the initial public offering in favor of the initial business combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party (other than the Company’s independent registered public accounting firm) or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

NOTES TO THE FINANCIAL STATEMENTS

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

Proposed Business Combination

As more fully described in Note 11, on March 8, 2022, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with AMCI Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and LanzaTech NZ, Inc., a Delaware corporation (“LanzaTech”).  Upon consummation of the transactions, the Company will change its name to “LanzaTech Global, Inc.”

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $0.3 million in its operating bank account and a working capital deficit of approximately $0.1 million.

The Company’s liquidity needs up to December 31, 2021 have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of founder shares, and a loan and advances from the Sponsor pursuant to the Note (as defined in Note 4). Subsequent to the initial public offering, net proceeds from the private placement of $0.9 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company would not be able to meet its obligations as they become due within one year after the date that the financial statements are available to be issued. As such, management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. As of December 31, 2021, no adjustments have been made to the carrying amounts of assets or liabilities.

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.

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

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the trust account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the trust account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the trust account in the accompanying statement of operations. The estimated fair values of investments held in the trust account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” equal or approximate the carrying amounts represented in the balance sheet.

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

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

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

Offering Costs Associated with Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the initial public offering that were directly related to the initial public offering. Offering costs were allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the initial public offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Shares Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the initial public offering, 15,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of the reporting period. This method would view the end of the reporting period as if it were also the redemption date of the security. Effective with the closing of the initial public offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants issued in connection with the initial public offering was estimated using a Monte-Carlo simulation model. The fair value of the public warrants as of December 31, 2021 is based on observable listed prices for such warrants. The fair value of the private placement warrants as of December 31, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the units sold in the initial public offering and the private placement warrants to purchase an aggregate of 11,000,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from January 28, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

	For the period from January 28, 2021
	(inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$25,974	$20,764

Denominator:
Basic and diluted weighted average common shares outstanding	4,690,909	3,750,000
Basic and diluted net income (loss) per common share	$0.01	$0.01

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

On August 6, 2021, the Company consummated its initial public offering of 15,000,000 units, at an offering price of $10.00 per unit, generating gross proceeds of $150.0 million, and incurring offering costs of approximately $13.8 million, inclusive of $1.5 million of underwriting discount, approximately $5.3 million in deferred underwriting commissions, approximately $6.5 million in fair value of Class B common stock issued to Anchor Investors, and approximately $0.5 million in other offering costs. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). Certain qualified institutional buyers or institutional accredited investors (the “Anchor Investors”) purchased 15,480,000 units in the initial public offering. None of the Anchor Investors are affiliated with any member of the Company’s management.

The underwriters had a 45-day option from the date of the underwriting agreement (August 3, 2021) to purchase up to an additional 2,250,000 units to cover over-allotments. On September 17, 2021, the over-allotment option expired unexercised, resulting in 562,500 shares of Class B common stock that were subject to forfeiture to be forfeited.

Note 4 - Related Party Transactions

Founder Shares

On January 29, 2021, the Sponsor paid $25,000, or approximately $0.005 per share, to cover certain offering costs in consideration for 5,031,250 shares of Class B common stock, par value $0.0001. In March 2021, the Sponsor transferred all of the founder shares it held to members of the Company’s board of directors, management team, and persons or entities affiliated with AMCI Group (the “initial shareholders”). Such shares were fully paid. On May 14, 2021, the Sponsor surrendered 718,750 founder shares to the Company for no consideration, resulting in the Sponsor owning 4,312,500 founder shares. Up to 562,500 of the founder shares will be forfeited depending on the extent to which the underwriters’ over-allotment is exercised. On September 17, 2021, the over-allotment option expired unexercised, resulting in 562,500 of the founder shares being forfeited.

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

In exchange for the Anchor Investors’ participation in the initial public offering as described in Note 3, the Sponsor sold a total of 780,000 founder shares to the Anchor Investors. The Company determined that the fair value of these founder shares was approximately $6.5 million (or approximately $8.35 per share) using a Monte Carlo simulation. The Company recognized the excess fair value of these founder shares, over the price sold to the Anchor Investors, as an expense of the initial public offering resulting in a charge against the carrying value of Class A common stock subject to possible redemption.

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

Private Placement

Simultaneously with the closing of the initial public offering, the Company’s Sponsor has purchased an aggregate of 3,500,000 private placement warrants, each exercisable to purchase one Class A common stock at $11.50 per share, at a price of $1.00 per warrant, or $3,500,000 in the aggregate.

The private placement warrants will not be redeemable by the Company so long as they are held by the initial purchasers or their permitted transferees. The initial purchasers, or their permitted transferees, have the option to exercise the private placement warrants on a cashless basis. If the private placement warrants are held by holders other than initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the initial public offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in the initial public offering.

If the private placement warrants are held by holders other than the Sponsor or its permitted transferees, the private placement warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units being sold in the initial public offering.

Related Party Loans and Advances

On January 29, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the initial public offering (“Note”). This loan was non-interest bearing, unsecured and payable upon the closing of the initial public offering. In addition to the Note, the Sponsor of the Company also paid certain administrative expenses and offering costs on behalf of the Company. These advances were due on demand and were non-interest bearing. The Company repaid the note payable and advances in exchange for the issuance of private placement warrants.

In addition, in order to finance transaction costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes the initial business combination, it will repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

Administrative Service Fee

Subsequent to the closing of the initial public offering, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 28, 2021 (inception) through December 31, 2021, the Company incurred $50,000 of such fees, included as general and administrative fees – related party on the accompanying statement of operations. As of December 31, 2021, approximately $50,000 of such fees are included as due to related party on the accompanying balance sheet.

Note 5 - Commitments and Contingencies

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the initial public offering, (ii) private placement warrants, which were issued in a private placement simultaneously with the closing of the initial public offering and the shares of Class A common stock underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them prior to the consummation of the initial business combination pursuant to a registration rights agreement to be signed prior to or on the effective date of the initial public offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements. In addition, the Anchor Investors will, upon receipt of their founder shares, execute a registration rights agreement with respect to their founder shares.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the underwriting agreement to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On September 17, 2021, the over-allotment option expired unexercised, resulting in the forfeiture of 562,500 shares of founder shares.

The underwriters were paid an underwriting discount of one percent (1%) of the gross proceeds of the initial public offering, or $1,500,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds, or $5,250,000, of the initial public offering upon the completion of the Company’s initial business combination.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 15,000,000 shares of Class A common stock outstanding subject to possible redemption and are classified outside of permanent equity in the balance sheet.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled in the following table:

Gross proceeds from Initial Public Offering	$150,000,000
Less:
Fair value of Public Warrants at issuance	(5,100,000)
Offering costs allocated to Class A common stock subject to possible redemption	(13,306,092)
Plus:
Accretion on Class A common stock subject to possible redemption amount	18,406,092
Class A common stock subject to possible redemption	$150,000,000

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

Note 7 – Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 15,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 6).

Class B Common Stock — The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. As of December 31, 2021, there were 3,750,000 shares of Class B common stock issued and outstanding (see Note 4).

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law. Unless specified in the Company’s amended and restated certificate of incorporation, or as required by applicable provisions of the Delaware General Corporation Law (“DGCL”) or applicable stock exchange rules, the affirmative vote of a majority of the Company’s shares of common stock that are voted is required to approve any such matter voted on by its stockholders.

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

Note 8 – Warrants

As of December 31, 2021, in connection with the initial public offering, the Company has 7,500,000 public warrants and 3,500,000 private placement warrants outstanding.

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

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial business combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company do not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurement

The following table presents information as of December 31, 2021 about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$150,006,015	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$3,825,000	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$—	$1,785,000

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of public warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the public warrants were separately listed and traded in September 2021. There were no other transfers between levels in the period from January 28, 2021 (inception) through December 31, 2021.

Level 1 assets include investments in mutual funds invested in U.S. government securities and derivative warrant liabilities (public warrants). The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2021	As of August 6, 2021
Exercise price	$11.50	$11.50
Volatility	9.6%	11.3%
Stock price	$9.66	$9.66
Remaining term (yrs)	5.75	6.51
Risk-free rate	1.32%	0.99%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from February 8, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 28, 2021 (inception)	$—
Issuance of Public and Private Warrants	7,515,000
Transfer of Public Warrants to Level 1	(5,100,000)
Change in fair value of derivative liabilities	(630,000)
Derivative warrant liabilities at December 31, 2021	$1,785,000

Note 10 – Income Taxes

The Company files income tax returns in the U.S. federal and Connecticut jurisdictions and are subject to examination. The income tax provision consists of the following:

For the Period from January 28, 2021
(inception) through December 31, 2021
Current
Federal	$—
State	—
Deferred
Federal	(290,181)
State
Valuation allowance	290,181
Income tax provision	$—

The Company’s net deferred tax assets are as follows:

December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$210,307
Net operating loss carryforwards	79,874
Total deferred tax assets	290,181
Valuation allowance	(290,181)
Deferred tax asset, net of allowance	$—

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from January 28, 2021 (inception) through December 31, 2021, the valuation allowance was $290,181. As of December 31, 2021, the Company had $380,351 of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income.

There were no unrecognized tax benefits as of December 31, 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

For the Period from January 28, 2021
(inception) through December 31, 2021
Statutory federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(855.9)%
Offering costs allocated to derivative warrant liabilities	214.0%
Change in valuation allowance	620.9%
Income tax expense	0.0%

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 8, 2022, the Company entered into the Merger Agreement with Merger Sub and LanzaTech. The transactions contemplated by the Merger Agreement are referred to herein as the “Business Combination.” The time of the closing of the Business Combination is referred to herein as the “Closing.” The date of the Closing of the Business Combination is referred to herein as the “Closing Date.”

Proposed Business Combination

If the Business Combination is approved by the Company’s stockholders and LanzaTech’s stockholders, and the closing conditions in the Merger Agreement are satisfied or waived, then, among other things, upon the terms and subject to the conditions of the Merger Agreement and in accordance with Delaware General Corporation Law, Merger Sub will merge with and into LanzaTech, with LanzaTech surviving the merger as the Company’s wholly owned subsidiary (the “Merger”). In connection with the consummation of the Merger, the Company will be renamed “LanzaTech Global, Inc.” and is referred to herein as “New LanzaTech” as of the time following such change of name.

AMCI ACQUISITION CORP. II

NOTES TO THE FINANCIAL STATEMENTS

Under the Merger Agreement, the Company has agreed to acquire all of the outstanding equity interests of LanzaTech for consideration consisting of equity interests of New LanzaTech valued at $1,817,000,000 in the aggregate. The consideration to be paid to holders of shares of LanzaTech capital stock will be shares of common stock of New LanzaTech (“New LanzaTech Common Stock”), valued at $10.00 per share, to be paid at the closing of the Merger. The number of shares of New LanzaTech Common Stock payable in the Merger in respect of each share of LanzaTech capital stock (each, a “LanzaTech Share”) will be determined based on the exchange ratio (the “Exchange Ratio”), and certain corresponding adjustments, in each case as set forth in the Merger Agreement.

Pursuant to the Merger Agreement, at Closing: (i) each warrant to purchase LanzaTech Shares (each, a “LanzaTech Warrant”) that is outstanding and unexercised immediately prior to Closing and would automatically be exercised or exchanged in full in accordance with its terms by virtue of the occurrence of the Merger, will be so automatically exercised or exchanged in full for the applicable LanzaTech Shares, and each such LanzaTech Share will be treated as being issued and outstanding immediately prior to Closing and will be canceled and converted into the right to receive the applicable shares of New LanzaTech Common Stock; and (ii) each LanzaTech Warrant that is outstanding and unexercised immediately prior to the Closing and is not automatically exercised in full as described in clause (i) will be converted into a warrant to purchase shares of New LanzaTech Common Stock, in which case (a) the number of shares underlying such New LanzaTech warrant (each, a “New LanzaTech Warrant”) will be determined by multiplying the number of LanzaTech Shares subject to such warrant immediately prior to Closing, by the Exchange Ratio and (b) the per share exercise price of such New LanzaTech Warrant will be determined by dividing the per share exercise price of such LanzaTech Warrant immediately prior to the Effective Time by the Exchange Ratio, except that in the case of certain warrants specified in the Merger Agreement, such exercise price will be $10.00.

Pursuant to the Merger Agreement, at Closing, each option to purchase LanzaTech Shares (each, a “LanzaTech Option”) will be converted into an option to purchase a number of shares of New LanzaTech Common Stock (rounded down to the nearest whole share) equal to the product of (i) the number of LanzaTech Shares subject to such LanzaTech Option multiplied by (ii) the Exchange Ratio. The exercise price of such New LanzaTech option will be equal to the quotient of (a) the exercise price per share of such LanzaTech Option in effect immediately prior to the Effective Time divided by (b) the Exchange Ratio (and as so determined, this exercise price will be rounded up to the nearest full cent).

Pursuant to the Merger Agreement, at Closing, each award of restricted shares of LanzaTech common stock (each, a “LanzaTech RSA”) that is outstanding immediately prior to the Effective Time will be converted into an award of restricted shares of New LanzaTech Common Stock (each, a “New LanzaTech RSA”) on the same terms and conditions as were applicable to such LanzaTech RSA immediately prior to the Effective Time, except that such New LanzaTech RSA will relate to a number of shares of New LanzaTech Common Stock equal to the number of LanzaTech Shares subject to such LanzaTech RSA, multiplied by the Exchange Ratio.

The closing of the Merger is subject to certain customary conditions, including, among others, (i) adoption by AMCI’s stockholders and LanzaTech’s stockholders of the Merger Agreement and their approval of certain other actions related to the Business Combination, (ii) the expiration or termination of the waiting period (or any extension thereof) applicable to the transactions contemplated by the Merger Agreement and any ancillary agreements, in each case under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the effectiveness of a registration statement on Form S-4 (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the shares of New LanzaTech Common Stock to be paid as consideration in the Merger, (iv) there being no government order or law enjoining, prohibiting or making illegal the consummation of the Merger or the transactions contemplated by the Merger Agreement, (v) AMCI having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) under the Exchange Act) after giving effect to any payments required to be made in connection with the redemption of AMCI’s public shares and the proceeds from the Subscription Agreements described below, (vi) AMCI having at least $250,000,000 of cash at the closing of the Merger, consisting of cash held in AMCI’s trust account after taking into account any redemption of AMCI’s public shares, and the proceeds from the Subscription Agreements described below, net of transaction expenses of AMCI and LanzaTech, and (vii) the listing on Nasdaq of the shares of New LanzaTech Common Stock issued in connection with the Business Combination.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of August 6, 2021.

As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our financial statements are complex and has, since our inception, benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by us. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

NAME	AGE	POSITION
Nimesh Patel	45	Chief Executive Officer and Director
Brian Beem	42	President and Director
Patrick Murphy	37	Chief Financial Officer
Hans Mende	78	Director
Mark Pinho	45	Director
Jill Watz	58	Director
Adrian Paterson	65	Director
Kate Burson	42	Director

Nimesh Patel, 45, has served as our Chief Executive Officer and Director since January 2021. Mr. Patel is a Managing Director, Co-head of Investments and a member of the Investment Committee for AMCI Group LLC, the holding company for the AMCI group of companies. Mr. Patel has served as a key member of AMCI’s senior management team since January 2008 and has helped lead the investment business for AMCI. Mr. Patel has served on the Boards of Directors or represented AMCI’s equity interests in 8 companies during his time at AMCI and has served on the Board of Directors for Conuma Resources Ltd since April 2017.

Prior to joining AMCI, Mr. Patel was with Great Hill Partners where he focused on private equity investments in technology-enabled services companies. Previously Mr. Patel was with ChrysCapital, where he focused on private equity investments in the technology-enabled services, business process outsourcing and renewable energy sectors. Mr. Patel began his career in investment banking at Robertson Stephens, where he worked in the software group.

Mr. Patel graduated cum laude from Princeton University with an A.B. in Economics and with an M.B.A. from the Wharton School of the University of Pennsylvania. We believe that Mr. Patel is qualified to serve as our Chief Executive Officer and Director because of his depth of experience in the investment sector.

Brian Beem, 42, has served as our President and Director since January 2021. Mr. Beem is a Managing Director, Co-head of Investments and a member of the Investment Committee for AMCI Group LLC, the holding company for the AMCI group of companies. Mr. Beem has served as a key member of AMCI’s senior management team for the last 15 years and has helped lead the Investment business for AMCI. Mr. Beem has served on the Boards of Directors of 14 companies during his time at AMCI. Mr. Beem has served on the Board of Jupiter Mines Ltd (ASX: JMS) since October 2019. In his role overseeing investments for the AMCI Group, Mr. Beem has built a substantial global network in the industrial, mining, energy and transportation sectors.

Prior to joining AMCI, Mr. Beem worked at First Reserve Corporation, a leading private equity firm specializing in the energy industry. While at First Reserve, Mr. Beem worked on several co-investments with AMCI, including the formation of AMCI Capital L.P., an investment joint venture to which First Reserve committed $500 million and the founders of AMCI committed $300 million. Before joining First Reserve, Mr. Beem started his career at Merrill Lynch in New York, where he worked in the financial sponsors and energy & power groups in the investment banking division.

Mr. Beem graduated cum laude from Princeton University with an A.B. (Bachelor of Arts) in Politics. We believe that Mr. Beem is qualified to serve on our board of directors because of his depth of experience in both the investment sector and serving on numerous boards.

Patrick Murphy, 37, has served as our Chief Financial Officer since January 2021. Mr. Murphy is a Managing Director for AMCI Group LLC, the holding company for the AMCI group of companies. He is a key senior member of the investment team with responsibility for a number of AMCI portfolio investments across multiple jurisdictions. He leads AMCI’s iron ore business and its joint venture business relationships with the global industrial groups China BaoWu Steel and POSCO. Mr. Murphy represents AMCI’s interests and serves on the Boards of Directors of a number of companies including Australian Premium Iron Pty Ltd, Green Technology Metals, Juno Minerals Limited, Jupiter Mines Limited and Minero Las Cenizas.

Mr. Murphy joined AMCI in 2018 after spending the previous 11 years in the global investment group at Macquarie as a Managing Director in Mining Finance, Commodities & Global Markets division. Mr. Murphy specialized in deploying Macquarie’s balance sheet across the capital spectrum inclusive of passive and active equity investments, structured debt, greenfield project finance, structured derivative lending and commodity hedging. Mr. Murphy holds a Bachelor of Laws and a Bachelor of Commerce from The University of Western Australia.

Hans Mende, 78, has served on our board of directors since January 2021. Mr. Mende co-founded AMCI in 1986, with nominal capital, growing the company into a multi-billion dollar global enterprise with activities in commodity investing, operations and trading. During his career, Mr. Mende has been a member of the Board of Directors of numerous public and private natural resources companies, including Whitehaven (ASX:WHC) from 2007 to 2012, Felix Resources Limited (FLX:AX) from 2007 to 2010, Alpha Natural Resources (NYSE:ANR) from 2003 to 2007, Foundation Coal Holdings, Inc. from 2004 to 2005 and New World Resources PLC (WSE:NWR) from 2011 to 2012. In addition, Mr. Mende was the Executive Chairman of AMCI Acquisition Corp., a SPAC that successfully completed a business combination with Advent Technologies, Inc. on February 4, 2021. Mr. Mende currently serves as director of Jupiter Mines Ltd (ASX: JMS) and Ridley Terminals Inc, amongst others. Mr. Mende has served as a Director of Jupiter Mines Ltd (ASX: JMS) since October 2019.

Prior to founding AMCI Group in 1986, Mr. Mende served at Thyssen Group in various senior executive positions including President of Thyssen Carbometal Inc. from 1968 to 1986.

Mr. Mende holds an M.B.A from Cologne University in Germany. We believe that Mr. Mende is well-qualified to serve on our Board of Directors due to his operational, industry and public and private company experience.

Mark Pinho, 45, has served on our board of directors since August 2021. Mr. Pinho has over 22 years' private equity investment experience, and is currently a partner at Oak Hill Capital, where he leads the firm's consumer investment efforts. He is also the managing partner of the St. Victor Group (“SVG”), a private investment vehicle focused on making longer duration, structured corporate investments in partnership with management and family owners. Previously, Mr. Pinho has served as a Partner at 4x4 Capital LLC since January 2018 and as a managing director in the private equity group of Soros Fund Management LLC since May 2006. Mr. Pinho has previously served on the board for Mastro's Restaurants LLC from May 2007 to May 2013. Mr. Pinho holds a Bachelor of Science from the University of Virginia and an M.B.A. from the Wharton School of Business at the University of Pennsylvania. We believe that Mr. Pinho is qualified to serve on our Board of Directors due to his financial knowledge and experience, including within the energy and transitional energy sectors.

Jill Watz, 58, has served on our board of directors since August 2021. Ms. Watz has over 25 years of experience in energy and environmental technology, business and policy. Ms. Watz has been the founder and Managing Director at Ascian Technology Advisors, LLC (“Ascian”), a business advisory firm focused on business strategy, technology development, operational management and financing for early and growth-stage companies in the energy technology and natural resource sectors, since November 2012. From 2008 to 2014, Ms. Watz was a Venture Partner at Vulcan Capital, where she was responsible for investment strategy, due diligence and portfolio management in the clean technology sector, with specific emphasis on solar, geothermal, nuclear, advanced materials, energy efficiency/smart grid technologies and emerging market distributed electricity generation. Ms. Watz has served on or as an advisor to the boards of several early-stage clean-tech companies and has worked with several non-profit organizations to develop climate change mitigation advocacy strategies. Ms. Watz spent ten years on the technical staff at Lawrence Livermore National Laboratory (“LLNL”), where she held senior management and technical research positions in applied energy technology and national security directing multi-

disciplinary research projects in the areas of critical infrastructure protection, oil and gas exploration and production, geothermal energy, energy storage and conversion technologies, alternative fuels and energy and climate policy. Ms. Watz has a B.S. degree in Chemical Engineering from University of California at San Diego and S.M. degrees in both Civil and Environmental Engineering and Technology and Policy from the Massachusetts Institute of Technology. We believe Ms. Watz is qualified to serve on our Board of Directors due to her experience in the energy sector.

Dr. Adrian Paterson, 65, has served on our board of directors since August 2021. Dr. Paterson served as chief executive officer and as a member of the board of directors of Australia’s Nuclear Science and Technology Agency (“ANTSO”) from March 2009 to December 2020. Dr. Paterson, as chief executive officer at ANTSO, helped establish capital programs for nuclear medicine, nuclear waste technology and specialized facilities worth. Dr. Paterson also has experience running with the management of a national laboratory in South Africa at the Council for Scientific and Industrial Research. Dr. Paterson has experience in energy policy and materials engineering including nuclear energy, hydrogen as an energy vector, advanced ceramics, batteries (high-temperature and lithium) and early-stage ventures. Dr. Paterson has served on advisory boards for two venture funds in South Africa. Dr. Paterson holds a Bachelor of Science and a PhD from the University of Cape Town and a Doctor of Science from the University of Wollongong. We believe that Dr. Paterson is qualified to serve on our Board of Directors due to his management experience and industry knowledge.

Kate Burson, 42, has served on our board of directors since August 2021. Ms. Burson is the founder of KCB Advisors and has been the principal since September 2019. Ms. Burson has devoted her career to working at the intersection of business, policy and law - as a catalyst to expand and encourage sustainable development. Over last decade she has worked with founders, business executives, and political leaders to develop and execute new strategies for scaling both clean energy and zero emission transportation. From February 2016 to November 2018, Ms. Burson worked at Tesla, Inc. (Nasdaq: TSLA) where she developed new markets and business for Tesla’s new energy business. At Tesla, Ms. Burson gained experience relating to electric transportation and advanced government and corporate policies and partnerships accelerating electric vehicle adoption and charging infrastructure deployment. Prior to joining Tesla, Ms. Burson co-led energy policy for New York State from February 2011 to October 2015. Working at the direction of New York Governor Andrew Cuomo, Ms. Burson developed and deployed a new strategy for a distributed, networked electric grid powered by clean energy. Her initiative grew into the State’s Reforming the Energy Vision, REV, which Ms. Burson co-developed and managed. From 2013 through 2015, Burson served as chief of staff to the chairman of energy & finance for New York State. As the designated energy leader for Governor Cuomo, she identified and hired the new executives needed to lead the energy transformation and hired and led a new team required to manage implementation. Burson and her team were responsible for overseeing the state utility regulatory agency and a number of other institutions. Ms. Burson also served as an assistant attorney general for New York State, prosecuting securities fraud from January 2008 to February 2011. Ms. Burson holds a B.A. from the Vanderbilt University and a J.D. from Washington University in St. Louis. We believe Ms. Burson is qualified to be on our Board of Directors due to her management experience and knowledge of the energy sector.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors has determined that Mark Pinho, Jill Watz, Adrian Paterson and Kate Burson are “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Number and Terms of Office of Officers and Directors

We have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq’s corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Kate Burson and Adrian Paterson, will expire at AMCI’s first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mark Pinho and Jill Watz, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Nimesh Patel, Brian Beem and Hans Mende, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our bylaws.

Committees of the Board of Directors

Our board of directors has two standing committees:  an audit committee and a compensation committee.

Audit Committee

We have established an audit committee of the board of directors. Mark Pinho, Jill Watz and Adrian Paterson serve as members of our audit committee, and Mr. Pinho chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. All members of our audit committee are independent of and unaffiliated with our sponsor and our underwriters.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Pinho qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of the initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the initial public offering; and
●	reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee

We have established a compensation committee of the board of directors. Mark Pinho and Kate Burson serve as members of our compensation committee. Mr. Pinho chairs the compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Pinho and Ms. Burson are independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of the Sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Adrian Paterson and Kate Burson. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics that applies to all of our directors, executive officers and employees that complies with the rules and regulations of Nasdaq. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. Our Code of Ethics can be accessed at our website at www.amciacquisitionii.com. Information contained or linked on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered a part of this Annual Report on Form 10-K. We will disclose amendments to or waivers from a provision of the Code of Ethics on a Form 8-K.

Item 11. Executive Compensation.

None of our executive officers or directors has received any cash compensation for services rendered. In March 2021, the Sponsor transferred all of the founder shares held by it to members of our board of directors, our management team and persons or entities affiliated with AMCI Group at $0.005 per share. We will reimburse the Sponsor for office space, secretarial and administrative services provided to members of our management team in an amount not to exceed $10,000 per month. Upon completion of our initial business combination or our liquidation, we will cease making these payments. In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, our officers or directors, or our or their affiliates. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid to the Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements with the post-transaction company after our initial business combination. Any such arrangements will be disclosed in the proxy solicitation or tender offer materials, as applicable, furnished to our stockholders in connection with a proposed business combination, to the extent they are known at such time.

The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, but we do not believe that such arrangements will be a determining factor in our decision to proceed with any potential business combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 25, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

The beneficial ownership of our common stock is based on 18,750,000 shares of common stock issued and outstanding as of March 25, 2022, consisting of 15,000,000 shares of Class A common stock and 3,750,000 shares of Class B common stock.

		APPROXIMATE
	NUMBER OF SHARES	PERCENTAGE OF
	BENEFICIALLY	OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)	OWNED(2)	COMMON STOCK
Directors and Executive Officers
Nimesh Patel	778,365	4.2%
Brian Beem	778,365	4.2%
Patrick Murphy	467,021	2.5%
Hans Mende(3)	1,390,895	7.4%
Adrian Paterson	50,000	*
Mark Pinho	50,000	*
Jill Watz	50,000	*
Kate Burson	50,000	*
AMCI Group, LLC, Series 35(3)	1,390,895	7.4%
All executive officers and directors as a group (eight individuals)	4,013,395	20.4%

		APPROXIMATE
	NUMBER OF SHARES	PERCENTAGE OF
	BENEFICIALLY	OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER	OWNED	COMMON STOCK
Five Percent Holders
Apollo Management Holdings GP, LLC(4)	1,485,000	7.9
Adage Capital Partners GP, L.L.C.(5)	1,350,000	7.1
Shaolin Capital Management LLC (6)	1,100,000	5.9
Aristeia Capital, L.L.C.(7)	1,000,000	5.3
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 600 Steamboat Road, Greenwich, Connecticut 06830.
(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Represents shares held by AMCI Group LLC, Series 35 (“Series 35”). Hans Mende is the chairman of Series 35 and has voting and investment discretion with respect to the common stock held of record by Series 35.
(4)	According to a Schedule 13G filed with the SEC on August 16, 2021 on behalf of (i) Apollo Atlas Master Fund, LLC (“Atlas”); (ii) Apollo Atlas Management, LLC (“Atlas Management”); (iii) Apollo PPF Credit Strategies, LLC (“PPF Credit Strategies”); (iv) Apollo Credit Strategies Master Fund Ltd. (“Credit Strategies”); (v) Apollo ST Fund Management LLC (“ST Management”); (vi) Apollo ST Operating LP (“ST Operating”); (vii) Apollo ST Capital LLC (“ST Capital”); (viii) ST Management Holdings, LLC (“ST Management Holdings”); (ix) Apollo A-N Credit Fund (Delaware), L.P. (“A-N Credit”); (x) Apollo A-N Credit Management, LLC (“A-N Credit Management”); (xi) Apollo SPAC Fund I, L.P. (“SPAC Fund I”); (xii) Apollo SPAC Management I, L.P. (“SPAC Management I”); (xiii) Apollo SPAC Management I GP, LLC (“SPAC Management I GP”) (xiv) Apollo Capital Management, L.P. (“Capital Management”); (xv) Apollo Capital Management GP, LLC (“Capital Management GP”); (xvi) Apollo Management Holdings, L.P. (“Management Holdings”); (xvii) Apollo Management Holdings GP, LLC (“Management Holdings GP”) (and collectively, “Apollo”). SPAC Fund I, Atlas, PPF Credit Strategies, Credit Strategies and A-N Credit each holds securities of AMCI Acquisition Corp. II. Atlas Management serves as the investment manager of Atlas. Credit Strategies is the sole member of PPF Credit Strategies. ST Management serves as the investment manager for Credit Strategies. ST Operating is the sole member of ST Management. The general partner of ST Operating is ST Capital. ST Management Holdings is the sole member of ST Capital. A-N Credit Management serves as the investment manager for A-N Credit. SPAC Management I serves as the investment manager for SPAC Fund I. The general partner of SPAC Management I is SPAC Management I GP. Capital Management serves as the sole member of Atlas Management, A-N Credit Management and SPAC Management I GP, and as the sole member and manager of ST Management Holdings. Capital Management GP serves as the general partner of Capital Management. Management Holdings serves as the sole member and manager of Capital Management GP, and Management Holdings GP serves as the general partner of Management Holdings. Atlas and Atlas Management hold shared voting and shared dispositive power with respect to 23,166 shares of the Company’s Class A common stock; PPF Credit strategies holds shared voting and dispositive power with respect to 58,955 of the Company’s Class A common stock; Credit Strategies, ST Management, ST Operating, ST Capital and ST Management Holdings hold shared voting and shared dispositive power with respect to 467,477 shares of the Company’s Class A common stock; A-N Credit and A-N Credit Management hold shared voting and shared dispositive power with respect to 44,402 shares of the Company’s Class A common stock; SPAC Fund I, SPAC Management I GP and Capital Management hold shared voting and shared dispositive power with respect to 891,000 shares of the Company’s Class A common stock; and Capital Management, Capital Management GP, Management Holdings and Management Holdings GP hold shared voting and shared dispositive power with respect to 1,485,000 shares of the Company’s Class A common stock. The business address of each of Atlas, PPF Credit Strategies, A-N Credit, and SPAC Fund I is One Manhattanville Road, Suite 201, Purchase, New York 10577. The business address of Credit Strategies is c/o Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman, KY-9008, Cayman Islands. The business address of each of Atlas Management, ST Management, ST Operating, ST Capital, ST Management Holdings, A-N Credit Management, SPAC Management I, SPAC Management I GP, Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.
(5)	According to a Schedule 13G filed with the SEC on August 16, 2021 on behalf of Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Robert Atchinson and Phillip Gross (collectively, “Adage”). ACP has the power to dispose of and the power to vote the Class A common stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor ACA directly own any Class A common stock, but may be deemed to beneficially own the shares owned by ACP. Mr. Atchinson and Mr. Gross, as managing members of ACA, have shared power to vote the Class A common stock beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly own any Class A common stock, but each may be deemed to beneficially own the shares beneficially owned by ACP. The business address of each of ACP, ACPGP, ACA, Mr. Atchinson and Mr. Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(6)	According to a Schedule 13G filed with the SEC on February 11, 2022 on behalf of Shaolin Capital Management LLC (“Shaolin”). Shaolin has sole voting and dispositive power over 1,100,000 shares of the Company’s Class A common stock. Shaolin serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd. a Cayman Islands exempted company, MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, and DS Liquid DIV RVA SCM LLC being managed accounts advised by the Shaolin. The business address of Shaolin is 7610 NE 4th Court, Suite 104 Miami FL 33138.
(7)	According to a Schedule 13G filed with the SEC on February 14, 2022 on behalf of Aristeia Capital, L.L.C. (“Aristeia”). Aristeia has sole voting and dispositive power over 1,000,000 shares of the Company’s Class A common stock. The business address of Aristeia is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On January 29, 2021 our sponsor subscribed for an aggregate 5,031,250 founder shares for a total subscription price of $25,000, or approximately $0.005 per share. In March 2021, our sponsor transferred all of the founder shares held by it to members of our board of directors, our management team and persons or entities affiliated with AMCI Group. Such shares are fully paid. On May 14, 2021, certain of our initial stockholders forfeited an aggregate of 718,750 founder shares, resulting in an aggregate of 4,312,500 founder shares outstanding.

The founder shares included an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the initial public offering (assuming the Sponsor did not purchase any public shares in the initial public offering and excluding the private placement shares). On September 17, 2021 the underwriters’ over-allotment option expired unexercised, and, as a result 562,500 founder shares were forfeited resulting in an aggregate of 3,750,000 founder shares outstanding.

The Sponsor, our directors and officer and the other holders of founders shares have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of its founder shares until the earlier to occur of:  (A) one year after the completion of a business combination or (B) subsequent to a business combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Our Sponsor purchased an aggregate of 3,500,000 private placement warrants, at a price of $1.00 per warrant, or $3,500,000 in the aggregate, in a private placement that closed simultaneously with the closing of the initial public offering. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination.

Related Party Loans

On January 29, 2021, we issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of June 30, 2021 or the completion of the initial public offering. The Promissory Note was repaid upon the consummation of the initial public offering on August 6, 2021.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $10.00 per warrant. The warrants would be identical to the private placement warrants.

Administrative Services Agreement

We entered into an agreement with the Sponsor whereby, commencing on August 3, 2021 through the earlier of the consummation of a business combination and our liquidation, we agreed to pay the affiliate $10,000 per month for office space, utilities and secretarial and administrative support.

As of December 31, 2021, we recognized an aggregate of $50,000 in expenses incurred in connection with the aforementioned arrangements with the related parties.

Item 14. Principal Accounting Fees and Services

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the period from January 28, 2021 (inception) to December 31, 2021, and of services rendered in connection with our initial public offering, totaled $56,135.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from January 28, 2021 (inception) to December 31, 2021, we did not pay Marcum any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from January 28, 2021 (inception) to December 31, 2021, we did not pay Marcum any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the period from January 28, 2021 (inception) to December 31, 2021, we did not pay Marcum any other fees.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.
(b)

Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

2.1†

Merger Agreement, dated as of March 8, 2022, by and among the Company, AMCI Merger Sub, Inc. and LanzaTech NZ, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2022).

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40282), filed with the Securities and Exchange Commission on August 6, 2021).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333- 253107), filed with the Securities and Exchange Commission on February 12, 2021).
4.1

Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-253107), filed with the Securities and Exchange Commission on March 15, 2021).

4.2

Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-253107), filed with the Securities and Exchange Commission on March 15, 2021).

4.3

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-253107), filed with the Securities and Exchange Commission on March 15, 2021).

4.4

Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40282), filed with the Securities and Exchange Commission on August 6, 2021).

4.5	Description of Securities.
10.1

Letter Agreement among the Company, its officers, directors, AMCI Sponsor II, LLC, Walker Woodson and AMCI Group, LLC Series 35, dated as of August 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40282), filed with the Securities and Exchange Commission on August 6, 2021).

10.2

Investment Management Trust Agreement, dated August 3, 2021, by and among the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40282), filed with the Securities and Exchange Commission on August 6, 2021).

10.3

Registration Rights Agreement, dated August 3, 2021, by and among the Company, its officers, its directors, AMCI Sponsor II, LLC, Walker Woodson and AMCI Group, LLC Series 35 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40282), filed with the Securities and Exchange Commission on August 6, 2021).

10.4

Private Placement Warrants Purchase Agreement, dated as of August 3, 2021, by and between the Company and AMCI Sponsor II LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40282), filed with the Securities and Exchange Commission on August 6, 2021).

10.5

Administrative Support Agreement, dated as of August 3, 2021, by and between the Company, and AMCI Sponsor II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40282)), filed with the Securities and Exchange Commission on August 6, 2021).

10.7

Securities Subscription Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-253107), filed with the Securities and Exchange Commission on February 12, 2021).

10.8

Administrative Service Agreement, by and among the Company and AMCI Sponsor II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40282)), filed with the Securities and Exchange Commission on August 6, 2021).

10.9

Form of Letter Agreement between the Initial Stockholders and each Anchor Investor (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-253107), filed with the Securities and Exchange Commission on June 14, 2021).

10.10

Form of Subscription Agreement among the Company and various subscribers, dated March 8, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40282)), filed with the Securities and Exchange Commission on March 8, 2022).

10.11

LanzaTech Support Agreement among the Company and certain LanzaTech NZ, Inc. stockholders, dated March 8, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40282)), filed with the Securities and Exchange Commission on March 8, 2022).

10.12

Sponsor Support Agreement among the Sponsor and the holders of all Founder Shares, including all of the Company’s directors and officers, dated March 8, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40282)), filed with the Securities and Exchange Commission on March 8, 2022).

24	Power of Attorney (included on signature page of this report).
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

†    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2022	AMCI ACQUISITION CORP. II

	By:	/s/ Nimesh Patel
	Name:	Nimesh Patel
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nimesh Patel and Brian Beem, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nimesh Patel	Chief Executive Officer and Director	March 25, 2022
Nimesh Patel	(principal executive officer)

/s/ Patrick Murphy	Chief Financial Officer	March 25, 2022
Patrick Murphy	(principal financial and accounting officer)

/s/ Brian Beem	President and Director	March 25, 2022
Brian Beem

/s/ Hans Mende	Director	March 25, 2022
Hans Mende

/s/ Mark Pinho	Director	March 25, 2022
Mark Pinho

/s/ Jill Watz	Director	March 25, 2022
Jill Watz

/s/ Adrian Paterson	Director	March 25, 2022
Adrian Paterson

/s/ Kate Burson	Director	March 25, 2022
Kate Burson