Form 10-Q
period 2022-03-31
AMCI Acquisition Corp. II
filed 2022-05-17
CIK 1843724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, 15,000,000 shares of Class A common stock, par value $0.0001 per share, and 3,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

AMCI ACQUISITION CORP. II

Form 10-Q
For the Quarter Ended March 31, 2022

		Page
PART I . FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 28, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from January 28, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 28, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II . OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	30

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AMCI ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$8,315	$343,399
Prepaid expenses - current	368,066	337,534
Total current assets	376,381	680,933
Prepaid expenses - long-term	106,687	184,812
Investments held in trust account	150,009,565	150,006,015
Total Assets	$150,492,633	$150,871,760

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$68,034	$85,534
Accrued expenses	2,556,117	229,733
Due to related party	219,723	49,723
Capital base tax payable	251,712	198,129
Franchise tax payable	49,365	188,237
Total current liabilities	3,144,951	751,356
Deferred underwriting commissions	5,250,000	5,250,000
Derivative warrant liabilities	6,380,000	5,610,000
Total liabilities	14,774,951	11,611,356

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares issued and outstanding at $10.00 per share at redemption as of March 31, 2022 and December 31, 2021	150,000,000	150,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	375	375
Additional paid-in capital	—	—
Accumulated deficit	(14,282,693)	(10,739,971)
Total stockholders’ deficit	(14,282,318)	(10,739,596)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$150,492,633	$150,871,760

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the Period from
	For the Three	January 28, 2021
	Months Ended	(inception) through
	March 31, 2022	March 31, 2021

General and administrative expenses	$2,652,324	$1,126
General and administrative expenses - related party	30,000	—
Capital base tax expense	53,583	—
Franchise tax expense	49,365	—
Loss from operations	(2,785,272)	(1,126)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(770,000)	—
Income from investments held in trust account	12,550	—
Loss before income tax expense	(3,542,722)	(1,126)
Income tax expense	—	—
Net loss	$(3,542,722)	$(1,126)

Weighted average shares outstanding of Class A common stock, basic and diluted	15,000,000	—
Basic and diluted net loss per share, Class A common stock	$(0.19)	$—
Weighted average shares outstanding of Class B common stock, basic and diluted	3,750,000	3,750,000
Basic and diluted net loss per share, Class B common stock	$(0.19)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	—	3,750,000	375	—	(10,739,971)	(10,739,596)
Net loss	—	—	—	—	—	(3,542,722)	(3,542,722)
Balance - March 31, 2022 (unaudited)	—	$—	3,750,000	$375	$—	$(14,282,693)	$(14,282,318)

FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,126)	(1,126)
Balance - March 31, 2021 (unaudited)	—	$—	4,312,500	$431	$24,569	$(1,126)	$23,874

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from January 28,
	For the Three	2021 (inception)
	Months Ended	through March 31,
	March 31, 2022	2021

Cash Flows from Operating Activities:
Net loss	$(3,542,722)	$(1,126)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B common stock	—	1,000
Change in fair value of derivative warrant liabilities	770,000	—
Income from investments held in the trust account	(12,550)	—
Changes in operating assets and liabilities:
Prepaid expenses	47,593	—
Accounts payable	(17,500)	—
Due to related party	170,000	—
Accrued expenses	2,326,384	—
Capital base tax payable	53,583	—
Franchise tax payable	(138,872)	—
Net cash used in operating activities	(344,084)	(126)

Cash Flows from Investing Activities:
Investment income released from Trust Account	9,000	—
Net cash provided by investing activities	9,000	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	1,000
Net cash provided by financing activities	—	1,000

Net change in cash	(335,084)	874

Cash - beginning of the period	343,399	—
Cash - end of the period	$8,315	$874

Supplemental disclosure of noncash activities:
Offering costs paid by related party under note payable and advances	$—	$77,632
Offering costs included in accrued expenses	$—	$15,450
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$24,000

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

As of March 31, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity to date relates to the Company’s formation and the initial public offering (“initial public offering”), described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and from changes in the fair value of its derivative warrant liabilities, if applicable. The Company has selected December 31 as its fiscal year end.

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

As the initial public offering includes two instruments, Class A common stock and warrants, and as the warrants are classified as a financial liability, it is necessary to allocate the gross proceeds between Class A common stock and warrants. The Company adopted the residual method to allocate the gross proceeds between Class A common stock and warrants based on their relative fair values. The gross proceeds were first allocated to the fair value of the warrants and the residual amount was allocated to the Class A common stock. The percentage derived from this allocation was used to allocate the deferred offering costs between Class A common stock and warrants. Issuance costs allocated to the warrants were expensed to the Company’s unaudited condensed statements of operations.

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company must complete one or more initial business combination having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (as defined elsewhere in this Quarterly Report on Form 10-Q) (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of the signing a definitive agreement in connection with the initial business combination. However, the Company will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a business combination successfully.

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $8,000 in its operating bank account and a working capital deficit of approximately $2.8 million.

The Company’s liquidity needs up to March 31, 2022 have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of Founder Shares, and a loan and advances from the Sponsor pursuant to the Note (as defined in Note 4). Subsequent to the IPO, net proceeds from the private placement of $0.9 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On March 28, 2022, the Company entered into a noninterest-bearing Working Capital Loan with its Sponsor for the principal amount of up to $1.5 million. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company would not be able to meet its obligations as they become due within one year after the date that the unaudited condensed financial statements are available to be issued. As such, management has determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. As of March 31, 2022 and December 31, 2021, no adjustments have been made to the carrying amounts of assets or liabilities.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 25, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the trust account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the trust account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the trust account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the trust account are determined using available market information.

Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” equal or approximate the carrying amounts represented in the condensed balance sheets.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Offering Costs Associated With Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the initial public offering that were directly related to the initial public offering. Offering costs were allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the initial public offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Shares Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the initial public offering, 15,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants issued in connection with the initial public offering was estimated using a Monte-Carlo simulation model. The fair value of the public warrants as of March 31, 2022 and as of December 31, 2021 is based on observable listed prices for such warrants. The fair value of the private placement warrants as of March 31, 2022 and as of December 31, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the units sold in the initial public offering and the private placement warrants to purchase an aggregate of 11,000,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from January 28, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended		For the Period from January 28, 2021 (inception)
	March 31, 2022		through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share:
Numerator:
Allocation of net loss	$(2,834,178)	$(708,544)	$—	$(1,126)

Denominator:
Basic and diluted weighted average common shares outstanding	15,000,000	3,750,000	—	3,750,000
Basic and diluted net loss per common share	$(0.19)	$(0.19)	$—	$(0.00)

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes the initial business combination, it will repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On March 28, 2022, the Company entered into a noninterest-bearing Working Capital Loan with its Sponsor for the principal amount of up to $1.5 million. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the initial public offering, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31,

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2022 and for the period from January 28, 2021 (inception) through March 31, 2021, the Company incurred $30,000 and $0, respectively, of such fees, included as general and administrative fees – related party on the accompanying unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, approximately $30,000 and $50,000, respectively, of such fees were included as due to related party on the accompanying condensed balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, directors, officers or directors of the Company, or any of their affiliates. As of March 31, 2022 and December 31, 2021, there were $140,000 and $0, respectively, of such fees included as due to related party on the accompanying condensed balance sheets.

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

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 15,000,000 shares of Class A common stock outstanding subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Gross proceeds from Initial Public Offering	$150,000,000
Less:
Fair value of Public Warrants at issuance	(5,100,000)
Offering costs allocated to Class A common stock subject to possible redemption	(13,306,092)
Plus:
Accretion on Class A common stock subject to possible redemption amount	18,406,092
Class A common stock subject to possible redemption	$150,000,000

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 15,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 6).

Class B Common Stock — The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 3,750,000 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 8 – Warrants

As of March 31, 2022 and December 31, 2021, in connection with the Initial Public Offering, the Company has 7,500,000 Public Warrants and 3,500,000 Private Placement Warrants outstanding.

Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial business combination, provided

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

March 31, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$150,009,565	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$4,350,000	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$—	$2,030,000

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$150,006,015	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$3,825,000	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$—	$1,785,000

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of public warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the public warrants were separately listed and traded in September 2021. There were no other transfers between levels in the three months ended March 31, 2022 and in the period from January 28, 2021 (inception) through December 31, 2021.

Level 1 assets include investments in mutual funds invested in U.S. government securities and derivative warrant liabilities (public warrants). The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Volatility	8.2%	9.6%
Stock price	$9.76	$9.66
Remaining term (yrs)	5.34	5.75
Risk-free rate	2.39%	1.32%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	1,785,000
Change in fair value of derivative liabilities	245,000
Derivative warrant liabilities at March 31, 2022	$2,030,000

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

For additional information regarding the Merger Agreement, see the Company’s Registration Statement on Form S-4 filed by us on May 10, 2022.

This Form 10-Q does not assume the closing of the Proposed Business Combination.

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

The foregoing description of the Proposed Business Combination, the Subscription and Agreements, the LanzaTech Support Agreement and the Sponsor Support Agreement does not purport to be complete. For further information on the Subscription Agreements, the LanzaTech Support Agreement and the Sponsor Support Agreement refer to the full agreements filed with the SEC on May 10, 2022 on a Registration Statement on Form S-4 on May 10, 2022.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the IPO. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had a net loss of approximately $3.5 million, which consisted of approximately a $770,000 loss from changes in fair value of derivative warrant liabilities, approximately $2.7 million in general and administrative expenses, $30,000 in general and administrative expenses – related party, approximately $54,000 in capital based tax expense and approximately $49,000 in franchise tax expense, partially offset by approximately $13,000 of income from investments held in the Trust Account.

For the period from January 28, 2021 (inception) through March 31, 2021, we had a net loss of approximately $1,000, which consisted of approximately $1,000 in formation costs.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $8,000 in operating cash and a working capital deficit of approximately $2.8 million.

Our liquidity needs up to March 31, 2022 have been satisfied through a contribution of $25,000 from the Sponsor to cover certain offering costs in exchange for the issuance of founder shares, and a loan and advances from the Sponsor pursuant to the Note. Subsequent to the initial public offering, net proceeds from the private placement of $0.9 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. On March 28, 2022, the Company entered into a noninterest-bearing Working Capital Loan with its Sponsor for the principal amount of up to $1.5 million. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” our management has determined that we would not be able to meet our obligations as they become due within one year after the date that the unaudited condensed financial statements are available to be issued. As such, our management has determined that the liquidity condition raises substantial doubt about our ability to continue as a going concern. As of December 31, 2021, no adjustments have been made to the carrying amounts of assets or liabilities.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Service Fee

Subsequent to the closing of the initial public offering, we have agreed to pay our Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of the management team. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022 and for the period from January 28 (inception) through December 31, 2021, we incurred $30,000 and $50,000 of such fees, respectively, which are included as general and administrative fees – related party on the accompanying unaudited condensed statements of operations.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Class A Common Stock Shares Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of the initial public offering, 15,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the units sold in the initial public offering and the private placement warrants to purchase an aggregate of 11,000,000 warrants in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share are the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii)(B) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of our balance sheet as of August 6, 2021.

As a result, our management performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the unaudited condensed financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our unaudited condensed financial statements are complex and has, since our inception, benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 25, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC March 25, 2022.

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
10.1

Convertible Promissory Note, dated as of March 28, 2022, issued to the Sponsor (incorporated by reference to the Company's Current Report on Form 8-K (File No. 001-40282), filed with the SEC on March 28, 2022).

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

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 16, 2022	AMCI ACQUISITION CORP. II

	By:	/s/ Patrick Murphy
	Name:	Patrick Murphy
	Title:	Chief Financial Officer