Form 10-Q
period 2022-06-30
AMCI Acquisition Corp. II
filed 2022-08-15
CIK 1843724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 15,000,000 shares of Class A common stock, par value $0.0001 per share, and 3,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

AMCI ACQUISITION CORP. II

Form 10-Q
For the Quarter Ended June 30, 2022

		Page
PART I . FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 28, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 28, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II . OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AMCI ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$7,802	$343,399
Prepaid expenses - current	345,454	337,534
Total current assets	353,256	680,933
Prepaid expenses - long-term	28,562	184,812
Investments held in trust account	150,236,426	150,006,015
Total Assets	$150,618,244	$150,871,760

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$72,906	$85,534
Accrued expenses	2,499,367	229,733
Due to related party	398,889	49,723
Capital based tax payable	255,910	198,129
Franchise tax payable	99,228	188,237
Total current liabilities	3,326,300	751,356
Deferred underwriting commissions	5,250,000	5,250,000
Derivative warrant liabilities	2,970,000	5,610,000
Total liabilities	11,546,300	11,611,356

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares issued and outstanding at $10.00 per share at redemption as of June 30, 2022 and December 31, 2021	150,000,000	150,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,750,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	375	375
Additional paid-in capital	—	—
Accumulated deficit	(10,928,431)	(10,739,971)
Total stockholders’ deficit	(10,928,056)	(10,739,596)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$150,618,244	$150,871,760

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the
				Period from
				January 28,
				2021
				(inception)
	For the Three	For the Three	For the Six	through
	Months Ended	Months Ended	Months Ended	June 30,
	June 30, 2022	June 30, 2021	June 30, 2022	2021
General and administrative expenses	$148,538	$443	$2,800,862	$1,569
General and administrative expenses - related party	30,000	—	60,000	—
Capital base tax expense	54,198	—	107,781	—
Franchise tax expense	49,863	—	99,228	—
Loss from operations	(282,599)	(443)	(3,067,871)	(1,569)
Other income (expenses):
Change in fair value of derivative warrant liabilities	3,410,000	—	2,640,000	—
Income from investments held in trust account	226,861	—	239,411	—
Income (loss) before income tax expense	3,354,262	(443)	(188,460)	(1,569)
Income tax expense	—	—	—	—
Net income (loss)	$3,354,262	$(443)	$(188,460)	$(1,569)

Weighted average shares outstanding of Class A common stock, basic and diluted	15,000,000	—	15,000,000	—
Basic and diluted net income (loss) per share, Class A common stock	$0.18	$—	$(0.01)	$—
Weighted average shares outstanding of Class B common stock, basic and diluted	3,750,000	4,015,797	3,750,000	4,136,029
Basic and diluted net income (loss) per share, Class B common stock	$0.18	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	3,750,000	$375	$—	$(10,739,971)	$(10,739,596)
Net loss	—	—	—	—	—	(3,542,722)	(3,542,722)
Balance - March 31, 2022 (unaudited)	—	—	3,750,000	375	—	(14,282,693)	(14,282,318)
Net income	—	—	—	—	—	3,354,262	3,354,262
Balance - June 30, 2022 (unaudited)	—	$—	3,750,000	$375	$—	$(10,928,431)	$(10,928,056)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,126)	(1,126)
Balance - March 31, 2021 (unaudited)	—	—	4,312,500	431	24,569	(1,126)	23,874
Net loss	—	—	—	—	—	(443)	(443)
Balance – June 30, 2021 (unaudited)	—	$—	4,312,500	$431	$24,569	$(1,569)	$23,431

(1)	This number includes up to 562,500 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On May 14, 2021, the Sponsor forfeited 718,750 shares of Class B common stock, resulting in the sponsor continuing to hold 4,312,500 shares of Class B common stock. All share and per-share amounts have been retroactively restated to reflect the share surrender.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from January 28,
	For the Six	2021 (inception)
	Months Ended	through june 30,
	June 30, 2022	2021
Cash Flows from Operating Activities:
Net loss	$(188,460)	$(1,569)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B common stock	—	1,000
Change in fair value of derivative warrant liabilities	(2,640,000)	—
Income from investments held in the trust account	(239,411)	—
Changes in operating assets and liabilities:
Prepaid expenses	148,330	—
Accounts payable	(12,628)	—
Due to related party	349,166	—
Accrued expenses	2,269,634	—
Capital base tax payable	57,781	—
Franchise tax payable	(89,009)	—
Net cash used in operating activities	(344,597)	(569)

Cash Flows from Investing Activities
Investment income released from Trust Account	9,000	—
Net cash provided by investing activities	9,000	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	1,000
Net cash provided by financing activities	—	1,000

Net change in cash	(335,597)	431

Cash - beginning of the period	343,399	—
Cash - end of the period	$7,802	$431

Supplemental disclosure of noncash activities:
Offering costs included in notes payable	$—	$113,906
Offering costs included in accrued expenses	$—	$162,981
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$24,000

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

As of June 30, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity to date relates to the Company’s formation and the initial public offering (“initial public offering”), described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and from changes in the fair value of its derivative warrant liabilities, if applicable. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $8,000 in its operating bank account and a working capital deficit of approximately $2.9 million, not taking into account tax obligations of approximately $99,000 that may be paid from income from investments held in the trust account.

The Company’s liquidity needs up to June 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of Founder Shares, and a loan and advances from the Sponsor pursuant to the Note (as defined in Note 4). Subsequent to the IPO, net proceeds from the private placement of $0.9 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On March 28, 2022, the Company entered into a noninterest-bearing Working Capital Loan with its Sponsor for the principal amount of up to $1.5 million. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, and the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before August 6, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to August 6, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 6, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ended December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 25, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants issued in connection with the initial public offering was estimated using a Monte-Carlo simulation model. The fair value of the public warrants as of June 30, 2022 and as of December 31, 2021 is based on observable listed prices for such warrants. The fair value of the private placement warrants as of June 30, 2022 and as of December 31, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value of derivative warrant liabilities and the valuation allowance on the deferred tax assets.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the units sold in the initial public offering and the private placement warrants to purchase an aggregate of 11,000,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and for the three months ended and for the period from January 28, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended		For the Three Months Ended		For the Six Months Ended		For the Period from January 28, 2021 (inception)
	June 30, 2022		June 30, 2021		June 30, 2022		through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$2,683,410	$670,852	$—	$(443)	$(150,768)	$(37,692)	$—	$(1,569)

Denominator:
Basic and diluted weighted average common shares outstanding	15,000,000	3,750,000	—	4,015,797	15,000,000	3,750,000	—	4,136,029
Basic and diluted net income (loss) per common share	$0.18	$0.18	$—	$(0.00)	$(0.01)	$(0.01)	$—	$(0.00)

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes the initial business combination, it will repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On March 28, 2022, the Company entered into a noninterest-bearing Working Capital Loan with its Sponsor for the principal amount of up to $1.5 million. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the initial public offering, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the six months ended June 30, 2022 and for the period from January 28, 2021 (inception) through June 30, 2021, the Company incurred $60,000 and $50,000, respectively, of such fees, included as general and administrative fees – related party on the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, approximately $60,000 and $50,000, respectively, of such fees were included as due to related party on the accompanying condensed balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, directors, officers or directors of the Company, or any of their affiliates. As of June 30, 2022 and December 31, 2021, there were approximately $239,000 and $0, respectively, of such fees included as due to related party on the accompanying condensed balance sheets.

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

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 15,000,000 shares of Class A common stock outstanding subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Amount allocated to Public Warrants	(5,100,000)
Class A common stock issuance costs	(13,306,092)
Plus:
Accretion of carrying value to redemption value	18,406,092
Class A common stock subject to possible redemption	$150,000,000

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 15,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 6).

Class B Common Stock — The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 3,750,000 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 8 – Warrants

As of June 30, 2022 and December 31, 2021, in connection with the Initial Public Offering, the Company has 7,500,000 Public Warrants and 3,500,000 Private Placement Warrants outstanding.

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

June 30, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$150,236,426	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$2,025,000	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$—	$945,000

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$150,006,015	$—	$—
Liabilities:
Derivative liabilities - Public Warrants	$3,825,000	$—	$—
Derivative liabilities - Private Placement Warrants	$—	$—	$1,785,000

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of public warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the public warrants were separately listed and traded in September 2021. There were no other transfers between levels in the six months ended June 30, 2022 and in the period from January 28, 2021 (inception) through December 31, 2021.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Volatility	3.4%	9.6%
Stock price	$9.77	$9.66
Remaining term (yrs)	5.25	5.75
Risk-free rate	2.97%	1.32%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six months ended June 30, 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$1,785,000
Change in fair value of derivative liabilities	245,000
Derivative warrant liabilities at March 31, 2022	2,030,000
Change in fair value of derivative liabilities	(1,085,000)
Derivative warrant liabilities at June 30, 2022	$945,000

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

Proposed Business Combination

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the IPO. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the six months ended June 30, 2022, we had a net loss of approximately $0.2 million, which consisted of approximately $2.8 million in general and administrative expenses, $60,000 in general and administrative expenses – related party, approximately $108,000 in capital based tax expenses and approximately $99,000 in franchise tax expenses, partially offset by approximately $239,000 on income from investments held in the Trust Account and approximately a $2.6 million gain from changes in fair value of derivative warrant liabilities.

For the period from January 28, 2021 (inception) through June 30, 2021, we had a net loss of approximately $1,600, which consisted of approximately $1,600 in general and administrative expenses.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $8,000 in operating cash and a working capital deficit of approximately $2.9 million, not taking into account tax obligations of approximately $99,000 that may be paid from income from investments held in the trust account.

Our liquidity needs up to June 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor to cover certain offering costs in exchange for the issuance of founder shares, and a loan and advances from the Sponsor pursuant to the Note. Subsequent to the initial public offering, net proceeds from the private placement of $0.9 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. On March 28, 2022, the Company entered into a noninterest-bearing Working Capital Loan with its Sponsor for the principal amount of up to $1.5 million. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, and the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before August 6, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to August 6, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 6, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Administrative Service Fee

Subsequent to the closing of the initial public offering, we have agreed to pay our Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of the management team. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. For the six months ended June 30, 2022 and for the period from January 28 (inception) through December 31, 2021, we incurred $60,000 and $50,000 of such fees, respectively, which are included as general and administrative fees – related party on the accompanying unaudited condensed statements of operations.

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

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants issued in connection with the initial public offering was estimated using a Monte-Carlo simulation model. The fair value of the public warrants as of June 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the private placement warrants as of June 30, 2022 and December 31, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the units sold in the initial public offering and the private placement warrants to purchase an aggregate of 11,000,000 warrants in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share are the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and for the three months ended and for the period from January 28, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii)(B) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

Dated: August 15, 2022	AMCI ACQUISITION CORP. II

	By:	/s/ Patrick Murphy
	Name:	Patrick Murphy
	Title:	Chief Financial Officer