Form 10-Q
period 2022-09-30
AMCI Acquisition Corp. II
filed 2022-11-14
CIK 1843724

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 15,000,000 shares of Class A common stock, par value $0.0001 per share, and 3,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

AMCI ACQUISITION CORP. II

Form 10-Q
For the Quarter Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 28, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 28, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

AMCI ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$7,302	$343,399
Prepaid expenses - current	277,812	337,534
Total current assets	285,114	680,933
Prepaid expenses - long-term	—	184,812
Investments held in trust account	150,969,468	150,006,015
Total Assets	$151,254,582	$150,871,760

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$1,687,915	$85,534
Accrued expenses	1,356,763	229,733
Due to related party	736,123	49,723
Capital base tax payable	331,707	198,129
Franchise tax payable	149,639	188,237
Income tax payable	54,366	—
Total current liabilities	4,316,513	751,356
Deferred underwriting commissions	200,000	5,250,000
Derivative warrant liabilities	1,543,280	5,610,000
Total liabilities	6,059,793	11,611,356

Commitments and Contingencies (See Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares issued and outstanding at approximately $10.02 and $10.00 per share at redemption as of September 30, 2022 and December 31, 2021, respectively	150,293,649	150,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	375	375
Additional paid-in capital	—	—
Accumulated deficit	(5,099,235)	(10,739,971)
Total stockholders’ deficit	(5,098,860)	(10,739,596)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$151,254,582	$150,871,760

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the
				Period from
				January 28,
				2021
				(inception)
	For the Three	For the Three	For the Nine	through
	Months Ended	Months Ended	Months Ended	September 30,
	September 30, 2022	September 30, 2021	September 30, 2022	2021
General and administrative expenses	$876,343	$284,686	$3,677,205	$286,255
General and administrative expenses - related party	30,000	20,000	90,000	20,000
Capital base tax expense	75,797	—	183,578	—
Franchise tax expense	50,411	134,845	149,639	134,845
Loss from operations	(1,032,551)	(439,531)	(4,100,422)	(441,100)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,426,720	1,382,900	4,066,720	1,382,900
Gain from extinguishment of deferred underwriting commissions on public warrants	171,700	—	171,700	—
Offering costs allocated to derivative warrant liabilities	—	(476,450)	—	(476,450)
Income from investments held in trust account	733,042	2,178	972,453	2,178
Income before income tax expense	1,298,911	469,097	1,110,451	467,528
Income tax expense	54,366	—	54,366	—
Net income	$1,244,545	$469,097	$1,056,085	$467,528

Weighted average shares outstanding of Class A common stock, basic and diluted	15,000,000	9,130,435	15,000,000	3,428,571
Basic and diluted net income per share, Class A common stock	$0.07	$0.04	$0.06	$0.07
Weighted average shares outstanding of Class B common stock, basic and diluted	3,750,000	3,750,000	3,750,000	3,750,000
Basic and diluted net income per share, Class B common stock	$0.07	$0.04	$0.06	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	3,750,000	$375	$—	$(10,739,971)	$(10,739,596)
Net loss	—	—	—	—	—	(3,542,722)	(3,542,722)
Balance - March 31, 2022 (unaudited)	—	—	3,750,000	375	—	(14,282,693)	(14,282,318)
Net income	—	—	—	—	—	3,354,262	3,354,262
Balance - June 30, 2022 (unaudited)	—	—	3,750,000	375	—	(10,928,431)	(10,928,056)
Extinguishment of deferred underwriting commissions on public shares	—	—	—	—	4,878,300	—	4,878,300
Reclass from additional paid-in capital to retained earnings	—	—	—	—	(4,878,300)	4,878,300	—
Subsequent remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(293,649)	(293,649)
Net income	—	—	—	—	—	1,244,545	1,244,545
Balance – September 30, 2022 (unaudited)	—	$—	3,750,000	$375	$—	$(5,099,235)	$(5,098,860)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Net loss	—	—	—	—	—	(1,126)	(1,126)
Balance - March 31, 2021 (unaudited)	—	—	4,312,500	431	24,569	(1,126)	23,874
Net loss	—	—	—	—	—	(443)	(443)
Balance - June 30, 2021 (unaudited)	—	—	4,312,500	431	24,569	(1,569)	23,431
Excess cash received over the fair value of the private warrants	—	—	—	—	1,085,000	—	1,085,000
Forfeited shares	—	—	(562,500)	(56)	56	—	—
Contribution from Sponsor upon sale of founder shares to Anchor Investors	—	—	—	—	6,509,758	—	6,509,758
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(7,619,383)	(10,786,709)	(18,406,092)
Net income	—	—	—	—	—	469,097	469,097
Balance – September 30, 2021 (unaudited)	—	$—	3,750,000	$375	$—	$(10,319,181)	$(10,318,806)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMCI ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
		from January 28,
	For the Nine	2021 (inception)
	Months Ended	through September 30,
	September 30, 2022	2021
Cash Flows from Operating Activities:
Net income	$1,056,085	$467,528
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B common stock	—	1,000
Change in fair value of derivative warrant liabilities	(4,066,720)	(1,382,900)
Gain from extinguishment of deferred underwriting commission on public warrants	(171,700)	—
Offering costs allocated to derivative warrant liabilities	—	476,450
Income from investments held in the trust account	(972,453)	(2,178)
Changes in operating assets and liabilities:
Prepaid expenses	244,534	49,173
Accounts payable	1,602,381	3,000
Due to related party	686,400	19,723
Accrued expenses	1,127,030	138,034
Capital base tax payable	133,578	—
Franchise tax payable	(38,598)	134,845
Income tax payable	54,366	—
Net cash used in operating activities	(345,097)	(95,325)

Cash Flows from Investing Activities
Cash deposited in trust account	—	(150,000,000)
Investment income released from Trust Account	9,000	—
Net cash provided by (used in) investing activities	9,000	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	1,000
Proceeds received from initial public offering, gross	—	150,000,000
Proceeds received from private placement	—	852,416
Net cash provided by financing activities	—	150,853,416

Net change in cash	(336,097)	758,091

Cash - beginning of the period	343,399	—
Cash - end of the period	$7,302	$758,091

Supplemental disclosure of noncash activities:
Offering costs paid by related party under note payable and advances	$—	$1,968,784
Offering costs included in accrued expenses	$—	$30,000
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$24,000
Prepaid expenses paid by related party under note payable and advances	$—	$677,800
Repayment of note payable and advances by Sponsor in exchange for issuance of private placement warrants	$—	$2,647,584
Deferred underwriting commissions in connection with the initial public offering	$—	$5,250,000
Value of Class B common stock transferred to Anchor Investors at initial public offering	$—	$6,509,758
Extinguishment of deferred underwriting commissions on public shares	$4,878,300	$—

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

As of September 30, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity to date relates to the Company’s formation and the initial public offering (as defined below), described below and since the initial public offering, its search for a business combination target. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and from changes in the fair value of its derivative warrant liabilities, if applicable. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is AMCI Sponsor II LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s initial public offering was declared effective on August 3, 2021 (the “effective date”). On August 6, 2021, the Company consummated its initial public offering (the “initial public offering”) of 15,000,000 units (the “units”). Each unit consists of one Class A common stock of the Company, par value $0.0001 per share (the “Class A common stock”), and one-half of one redeemable warrant of the Company (the “warrant”), each whole warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $150,000,000, which is discussed in Note 3.

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

A total of $150,000,000 was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee  (the “trust account”).

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company must complete one or more initial business combination having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account) at the time of the signing a definitive agreement in connection with the initial business combination. However, the Company will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a business combination successfully.

Upon the closing of the initial public offering, management has agreed that an amount equal to at least $10.00 per unit sold in the initial public offering, including the proceeds of the private placement warrants, will be held in a trust account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will invest only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay taxes, if any, the proceeds from the initial public offering and the sale of the private placement warrants will not be released from the trust account until the earliest of (i) the completion of initial business combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete an initial business combination by August 6, 2023, subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a stockholder vote to amend its amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company has not consummated an initial business combination by August 6, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party (other than the Company’s independent registered public accounting firm) or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable), nor will it apply to any claims under the Company’s indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by August 6, 2023.

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

If the Proposed Business Combination is approved by the Company’s stockholders and LanzaTech’s stockholders, and the closing conditions in the Merger Agreement are satisfied or waived, then, among other things, upon the terms and subject to the conditions of the Merger Agreement and in accordance with Delaware General Corporation Law, Merger Sub will merge with and into LanzaTech, with LanzaTech surviving the Merger as the Company’s wholly owned subsidiary (the “Merger”). In connection with the consummation of the Merger, the Company will be renamed “LanzaTech Global, Inc.” and is referred to herein as “New LanzaTech” as of the time following such change of name.

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The closing of the Merger is subject to certain customary conditions, including, among others, (i) adoption by AMCI’s stockholders and LanzaTech’s stockholders of the Merger Agreement and their approval of certain other actions related to the Proposed Business Combination, (ii) the expiration or termination of the waiting period (or any extension thereof) applicable to the transactions contemplated by the Merger Agreement and any ancillary agreements, in each case under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the effectiveness of a registration statement on Form S-4 (the “Registration Statement”) under the Securities Act with respect to the shares of New LanzaTech Common Stock to be paid as consideration in the Merger, (iv) there being no government order or law enjoining, prohibiting or making illegal the consummation of the Merger or the transactions contemplated by the Merger Agreement, (v) AMCI having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) under the Exchange Act) after giving effect to any payments required to be made in connection with the redemption of AMCI’s public shares and the proceeds from the Subscription Agreements described below, (vi) AMCI having at least $250,000,000 of cash at the closing of the Merger, consisting of cash held in AMCI’s trust account after taking into account any redemption of AMCI’s public shares, and the proceeds from the Subscription Agreements described below, net of transaction expenses of AMCI and LanzaTech, and (vii) the listing on Nasdaq of the shares of New LanzaTech Common Stock issued in connection with the Proposed Business Combination.

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $7,000 in its operating bank account and a working capital deficit of approximately $3.5 million, not taking into account tax obligations of approximately $536,000 that may be paid from income from investments held in the trust account.

The Company’s liquidity needs up to September 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of Founder Shares, and a loan and advances from the Sponsor pursuant to the Note (as defined in Note 4). Subsequent to the initial public offering, net proceeds from the private placement of $0.9 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On March 28, 2022, the Company entered into a noninterest-bearing Working Capital Loan with its Sponsor for the principal amount of up to $1.5 million. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants issued in connection with the initial public offering was estimated using a Monte-Carlo simulation model. The fair value of the public warrants as of September 30, 2022 and as of December 31, 2021 is based on observable listed prices for such warrants. The fair value of the private placement warrants as of September 30, 2022 and as of December 31, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in period, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate was 0.88% and 0.91% for the three and nine months ended September 30, 2022, respectively, and 0.00% for the three months ended September 30, 2021 and the period from January 28, 2021 (inception) through September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from January 28, 2021 (inception) through September 30, 2021 due primarily to changes in fair value of derivative warrant liabilities, non-taxable gains on the settlement of deferred underwriting commissions, and the valuation allowance on the deferred tax assets.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the units sold in the initial public offering and the private placement warrants to purchase an aggregate of 11,000,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended		For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$995,636	$248,909	$332,524	$136,573

Denominator:
Basic and diluted weighted average common shares outstanding	15,000,000	3,750,000	9,130,435	3,750,000
Basic and diluted net income per common share	$0.07	$0.07	$0.04	$0.04

			For the Period from January 28, 2021
	For the Nine Months Ended		(inception) through
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share:
Numerator:
Allocation of net income	$844,868	$211,217	$223,297	$244,231

Denominator:
Basic and diluted weighted average common shares outstanding	15,000,000	3,750,000	3,428,571	3,750,000
Basic and diluted net income per common share	$0.06	$0.06	$0.07	$0.07

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

Note 3 – Initial Public Offering

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The underwriters had a 45-day option from the date of the underwriting agreement (August 3, 2021) to purchase up to an additional 2,250,000 units to cover over-allotments. On September 17, 2021, the over-allotment option expired unexercised, resulting in 562,500 shares of Class B common stock that were subject to forfeiture to be forfeited.

Note 4 – Related Party Transactions

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes the initial business combination, it will repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. On March 28, 2022, the Company entered into a noninterest-bearing Working Capital Loan with its Sponsor for the principal amount of up to $1.5 million. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Subsequent to the closing of the initial public offering, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company incurred $30,000 and $20,000, respectively, of such fees, included as general and administrative fees – related party on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and for the period from January 28, 2021 (inception) through September 30, 2021, the Company incurred $90,000 and $20,000, respectively, of such fees, included as general and administrative fees – related party on the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, approximately $90,000 and $50,000, respectively, of such fees were included in due to related party on the accompanying condensed balance sheets.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, directors, officers or directors of the Company, or any of their affiliates. As of September 30, 2022 and December 31, 2021, there were approximately $596,000 and $0, respectively, of such fees included as due to related party on the accompanying condensed balance sheets.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 – Commitments and Contingencies

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

The underwriters were paid an underwriting discount of one percent (1%) of the gross proceeds of the initial public offering, or $1,500,000. Additionally, in connection with the initial public offering, the Company agreed to pay the underwriters a deferred underwriting fee of 3.5% of the gross proceeds, or $5,250,000, of the initial public offering upon the completion of the Company’s initial business combination. On September 29, 2022, as discussed further below, Evercore Group L.L.C., (“Evercore”) the representative of the underwriters of the initial public offering, waived its deferred underwriting fee that accrued from its participation in the initial public offering. The Company recognized approximately $4.9 million of the commissions waiver as a reduction to additional paid-in capital in the condensed statements of changes in stockholders’ deficit for the three and nine months ended September 30, 2022, as this portion represents an extinguishment of deferred underwriting commissions on public shares which was originally recognized in accumulated deficit. The remaining balance of approximately $172,000 is recognized as a gain from extinguishment of deferred underwriting commissions on public warrants in the condensed statements of operations, which represents the original amount expensed in the Company’s initial public offering.

On September 27, 2022 and September 29, 2022, the Company received notice and a formal letter, respectively, from Evercore Group, L.L.C., an underwriter in the Company’s initial public offering, advising that it had, among other things, (i) resigned from and ceased or refused to act in, its roles as co-placement agent, co-capital markets advisor and exclusive financial advisor to the Company in connection with the Merger and as underwriter in the Company’s initial public offering and (ii) waived its right to receive an aggregate of $13,050,000 in fees, all of which were contingent upon and payable upon the closing of the Merger, consisting of $500,000 for its role as co-placement agent, $7,500,000 for its role as exclusive financial advisor and $5,050,000 of deferred underwriting fees accrued from its participation in the Company’s initial public offering, as well as any expense reimbursements owed to it under those arrangements.

Note 6 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 15,000,000 shares of Class A common stock outstanding subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Amount allocated to public warrants	(5,100,000)
Class A common stock issuance costs	(13,306,092)
Plus:
Accretion of carrying value to redemption value	18,406,092
Class A common stock subject to possible redemption, December 31, 2021	150,000,000
Subsequent remeasurement of Class A common stock subject to possible redemption	293,649
Class A common stock subject to possible redemption, September 30, 2022	$150,293,649

Note 7 – Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 15,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 6).

Class B Common Stock — The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 3,750,000 shares of Class B common stock issued and outstanding (see Note 4).

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Warrants

As of September 30, 2022 and December 31, 2021, in connection with the initial public offering, the Company has 7,500,000 public warrants and 3,500,000 private placement warrants outstanding.

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

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:

September 30, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in trust account	$150,969,468	$—	$—
Liabilities:
Derivative liabilities - public warrants	$1,050,000	$—	$—
Derivative liabilities - private placement warrants	$—	$—	$493,280

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in trust account	$150,006,015	$—	$—
Liabilities:
Derivative liabilities - public warrants	$3,825,000	$—	$—
Derivative liabilities - private placement warrants	$—	$—	$1,785,000

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of public warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the public warrants were separately listed and traded in September 2021. There were no other transfers between levels in the nine months ended September 30, 2022 and in the period from January 28, 2021 (inception) through December 31, 2021.

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

For the three months ended September 30, 2022 and 2021, the Company recognized a change to the statement of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $1.4 million and $1.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations. For the nine months ended September 30, 2022 and for the period from January 28, 2021 (inception) through September 30, 2021, the Company recognized a change to the statement of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $4.1 million and $1.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of September 30, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Volatility	5.8%	9.6%
Stock price	$9.79	$9.66
Remaining term (years)	5.19	5.75
Risk-free rate	3.97%	1.32%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2022 is summarized as follows:

Derivative warrant liabilities at December 31, 2021	$1,785,000
Change in fair value of derivative liabilities	245,000
Derivative warrant liabilities at March 31, 2022	2,030,000
Change in fair value of derivative liabilities	(1,085,000)
Derivative warrant liabilities at June 30, 2022	945,000
Change in fair value of derivative liabilities	(451,720)
Derivative warrant liabilities at September 30, 2022	$493,280

AMCI ACQUISITION CORP. II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 - Subsequent Events

On October 18, 2022, the Company entered into additional subscription agreements (the “Subscription Agreements”) with certain accredited investors (collectively, the “Additional PIPE Investors”), pursuant to which, among other things, the Company agreed to issue and sell, in a private placement to close immediately prior to the closing of the Merger, an aggregate of 5,500,000 shares of Class A common stock at a purchase price of $10.00 per share to the Additional PIPE Investors.

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review and except in the case of the foregoing, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties (some of which are beyond our control) or other factors:

●	we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “business combination”);
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the use of proceeds not held in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “trust account”), or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;
●	our financial performance following our initial public offering (the “initial public offering”); and
●	the other risks and uncertainties discussed herein, in our filings with the SEC and in our final prospectus relating to our initial public offering, filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 4, 2021.

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

The closing of the Merger is subject to certain customary conditions, including, among others, (i) adoption by AMCI’s stockholders and LanzaTech’s stockholders of the Merger Agreement and their approval of certain other actions related to the Proposed Business Combination, (ii) the expiration or termination of the waiting period (or any extension thereof) applicable to the transactions contemplated by the Merger Agreement and any ancillary agreements, in each case under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the effectiveness of a registration statement on Form S-4 (the “Registration Statement”) under the Securities Act of 1933, as amended, with respect to the shares of New LanzaTech Common Stock to be paid as consideration in the Merger, (iv) there being no government order or law enjoining, prohibiting or making illegal the consummation of the Merger or the transactions contemplated by the Merger Agreement, (v) AMCI having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) after giving effect to any payments required to be made in connection with the redemption of AMCI’s public shares and the proceeds from the Subscription Agreements described below, (vi) AMCI having at least $250,000,000 of cash at the closing of the Merger, consisting of cash held in AMCI’s trust account after taking into account any redemption of AMCI’s public shares, and the proceeds from the Subscription Agreements described below, net of transaction expenses of AMCI and LanzaTech, and (vii) the listing on Nasdaq of the shares of New LanzaTech Common Stock issued in connection with the Proposed Business Combination.

For additional information regarding the Merger Agreement, see the Company’s Amendment No. 1 to its Registration Statement on Form S-4 filed with the SEC on October 12, 2022.

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

On October 18, 2022, we entered into two additional Subscription Agreements with certain accredited investors, pursuant to which, among other things, we agreed to issue and sell, in a private placement to close immediately prior to the closing of the Merger, an aggregate of 5,500,000 shares of Class A common stock at a purchase price of $10.00 per share (the “Additional PIPE Investment”) to the PIPE Investors.

The Additional PIPE Investment represents the parties’ efforts to raise additional capital in order to satisfy the Minimum Closing Cash Condition (as defined in the Merger Agreement). The Additional PIPE Investment is in addition to the 12,500,000 shares of Class A common stock that we agreed to sell, in a private placement to close immediately prior to the closing of the Proposed Business Combination, to certain other accredited investors and qualified institutional buyers. To date, investors have agreed to purchase shares of Class A common stock for an aggregate purchase price of $180,000,000 in the PIPE Investment.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the initial public offering and since the IPO, the search for a business combination target. We will not be generating any operating revenues until the closing and completion of our initial business combination.

For the three months ended September 30, 2022, we had a net income of approximately $1.2 million, which consisted of approximately a $1.4 million gain from changes in fair value of derivative warrant liabilities, approximately a $172,000 gain from extinguishment of deferred underwriting commissions on public warrants and approximately $733,000 of income from investments held in the trust account, partially offset by approximately $876,000 in general and administrative expenses, $30,000 in general and administrative expenses – related party, approximately $76,000 in capital based tax expenses, approximately $50,000 in franchise tax expenses, and approximately $54,000 in income tax expenses.

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

For the nine months ended September 30, 2022, we had a net income of approximately $1.1 million, which consisted of approximately a $4.1 million gain from changes in fair value of derivative warrant liabilities, approximately $172,000 gain from extinguishment of deferred underwriting commissions on public warrants and approximately $972,000 of income from investments held in the trust account, partially offset by approximately $3.7 million in general and administrative expenses, $90,000 in general and administrative expenses – related party, approximately $184,000 in capital based tax expenses, approximately $150,000 in franchise tax expenses, and approximately $54,000 in income tax expenses.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $7,000 in operating cash and a working capital deficit of approximately $3.5 million, not taking into account tax obligations of approximately $536,000 that may be paid from income from investments held in the trust account.

Our liquidity needs up to September 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor to cover certain offering costs in exchange for the issuance of founder shares, and a loan and advances from the Sponsor pursuant to the Note. Subsequent to the initial public offering, net proceeds from the private placement of $0.9 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans. On March 28, 2022, the Company entered into a noninterest-bearing Working Capital Loan with its Sponsor for the principal amount of up to $1.5 million. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, and the mandatory liquidation and subsequent dissolution that will be required if the Company does not complete a business combination before August 6, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. Although Management expects that it will be able to raise additional capital to support its planned activities and complete a business combination on or prior to August 6, 2023, it is uncertain whether it will be able to do so. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 6, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a business combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the trust account for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

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

The underwriters were paid an underwriting discount of one percent (1%) of the gross proceeds of the initial public offering, or $1,500,000. Additionally in connection with the initial public offering, the Company agreed to pay the underwriters a deferred underwriting discount of 3.5% of the gross proceeds, or $5,250,000, of the initial public offering upon the completion of our initial business combination. On September 29, 2022, Evercore Group L.L.C. (“Evercore”), the representative of the underwriters of our initial public offering, waived their deferred underwriting fee that accrued from its participation in our initial public offering. The Company recognized approximately $4.9 million of the commissions waiver as a reduction to additional paid-in capital in the condensed statements of changes in stockholders’ deficit for the three and nine months ended September 30, 2022, as this portion represents an extinguishment of deferred underwriting commissions on public shares which was originally recognized in accumulated deficit. The remaining balance of approximately $172,000 is recognized as a gain from extinguishment of deferred underwriting commissions on public warrants in the condensed statements of operations, which represents the original amount expensed in the Company’s initial public offering.

On September 27, 2022 and September 29, 2022, the Company received notice and a formal letter, respectively, from Evercore, advising, among other things, that it had, among other things, (i) resigned from and ceased or refused to act in, its roles as co-placement agent, co-capital markets advisor and exclusive financial advisor to the Company in connection with the Merger and as underwriter in the Company’s initial public offering and (ii) waived its right to receive an aggregate of $13,050,000 in fees, all of which were contingent upon and payable upon the closing of the Merger, consisting of $500,000 for its role as co-placement agent, $7,500,000 for its role as exclusive financial advisor and $5,050,000 of deferred underwriting fees accrued from its participation in the Company’s initial public offering, as well as any expense reimbursements owed to it under those arrangements.

Administrative Service Fee

Subsequent to the closing of the initial public offering, we have agreed to pay our Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of the management team. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, we incurred $30,000 and $20,000 of such fees, respectively, which are included as general and administrative fees - related party on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and for the period from January 28 (inception) through September 30, 2021, we incurred $90,000 and $20,000 of such fees, respectively, which are included as general and administrative fees – related party on the accompanying unaudited condensed statements of operations.

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

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants issued in connection with the initial public offering was estimated using a Monte-Carlo simulation model. The fair value of the public warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the private placement warrants as of September 30, 2022 and December 31, 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the units sold in the initial public offering and the private placement warrants to purchase an aggregate of 11,000,000 warrants in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share are the same as basic net income (loss) per share for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 28, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii)(B) of Regulation S-K.

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

Recent Developments

Waiver of Deferred Commission

On September 27, 2022 and September 29, 2022, we received notice and a formal letter, respectively, from Evercore Group L.L.C. (“Evercore”), the representative of the underwriters of our initial public offering and co-placement agent in the private placement (as defined in the Registration Statement on Form S-4 filed with the SEC on October 12, 2022), advising, among other things, that it has resigned from and has ceased or refused to act in, its roles as co-placement agent in the private placement, co-capital markets advisor and exclusive financial advisor to us and as underwriter in our initial public offering and every capacity and relationship described in the Registration Statement on Form S-4 filed with the SEC on October 12, 2022, and waiving any entitlement to its portion of the deferred underwriting fee that accrued from Evercore’s participation in the initial public offering in the amount of approximately $5.1 million. This fee was agreed between the Company and Evercore in the initial public offering underwriting agreement signed by the parties on August 3, 2021, and was earned in full upon completion of the initial public offering, but payment was conditioned upon closing of our initial business combination such that the waiver was given by Evercore on a gratuitous basis without any consideration to Evercore from the Company.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim unaudited condensed financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation and disclosure of an agreement was not effectively designed or maintained.

As a result, our management performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Management understands that the accounting standards applicable to our unaudited condensed financial statements are complex and has, since our inception, benefited

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as described below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for agreements entered by us. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 25, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than the risk factors included below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC March 25, 2022.

We have identified material weaknesses in our internal control over financial reporting. While some of our material weaknesses have been remediated, they could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

We had previously identified a material weakness in our internal control over financial reporting related to the accounting for certain complex financial instruments issued by the Company that were not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of August 6, 2021. Additionally, this material weakness could have resulted in a misstatement of complex financial instruments and related accounts and disclosures that would result in an additional material misstatement of the Company’s financial statements that would not be prevented or detected on a timely basis. As of June 30, 2022, this material weakness was remediated.

Additionally, we have identified a quantitative and qualitative material weakness in our internal control over financial reporting related to the accounting of certain fees of Evercore related to advisory and placement agent services, which Evercore waived in connection with its resignation. Pursuant to an advisory agreement and a placement agency agreement that we entered into with Evercore, we agreed to pay Evercore an aggregate fee of approximately $8.0 million in connection with our initial business combination that was wholly contingent on the closing of our initial business combination. For further discussion of the waived fees, see“Contractual Obligations — Underwriting Agreement.”

Such fees were reasonably estimable and reasonably possible and were not disclosed within the footnotes to our financial statements. Our management has evaluated the impact of the error on our internal control over financial reporting, and although the error had no impact to our condensed consolidated balance sheets, statements of cash flows or operations because such amount was never probable in accordance with the guidance set forth in ASC 450-20, the omission of such contingent payment from the footnotes to our financial statements was significant and therefore was determined to be a material error. Based on the above, management has concluded the nondisclosure represents a material weakness in the Company’s internal control over financial reporting.

It is possible that we may identify other material weaknesses in the future. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our initial public offering on August 6, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 15 months after the effective date of our initial public offering, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $969,468 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, or August 6, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares or our liquidation.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by August 6, 2023.

Whether and to what extent we would be subject to the Excise Tax on a redemption of our shares of Class A common stock or other stock issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock in connection with our initial business combination, an extension or otherwise (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of a redemption treated as a repurchase of stock) and (v) the content of regulations and other guidance from the U.S. Department of the Treasury. As noted above, the Excise Tax would be payable by us, and not by the redeeming holder. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public stockholders in the event we liquidate the trust account due to a failure to complete an initial business combination within the requisite timeframe.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 24, 2022).
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

Dated: November 14, 2022	AMCI ACQUISITION CORP. II

	By:	/s/ Patrick Murphy
	Name:	Patrick Murphy
	Title:	Chief Financial Officer