Form 10-K
period 2022-12-31
LanzaTech Global, Inc.
filed 2023-03-29
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________
Commission File Number:  001-40282

LanzaTech Global, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware				92-2018969
(State or Other Jurisdiction of Incorporation or Organization)				(I.R.S. Employer Identification No.)
	8045 Lamon Avenue, Suite 400
	Skokie	Illinois	60077
(Address of Principal Executive Offices, Including Zip Code)
(846) 324-2400
(Registrant’s Telephone Number, Including Area Code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $.0001 par value	LNZA	Nasdaq Capital Market
Warrants to purchase common stock	LNZAW	Nasdaq Capital Market
Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
  Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $146,550,000 based on the closing price of the registrant’s Common Stock on June 30, 2022. The number of shares outstanding of the registrant’s Common Stock as of March 27, 2023 was 195,451,598.
Documents incorporated by reference: None.

LANZATECH GLOBAL, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

EXPLANATORY NOTE
On February 8, 2023 (the “Closing Date”), AMCI Acquisition Corp. II (“AMCI”), consummated the previously announced business combination (the “Business Combination”) pursuant to the terms of the Agreement and Plan of Merger (the “Closing”), dated as of March 8, 2022 (as amended on December 7, 2022, the “Merger Agreement”), by and among AMCI, AMCI Merger Sub, Inc. (“Merger Sub”) and LanzaTech NZ, Inc. (“Legacy LanzaTech”). Pursuant to the Merger Agreement, on the Closing Date, (i) AMCI changed its name to “LanzaTech Global, Inc.” (“New LanzaTech”), and (ii) Merger Sub merged with and into Legacy LanzaTech, with Legacy LanzaTech as the surviving company in the Business Combination. After giving effect to such Business Combination, Legacy LanzaTech became a wholly owned subsidiary of New LanzaTech.
Unless the context otherwise indicates or requires, references to (1) “the Company,” “New LanzaTech,” “LanzaTech,” “we,” “us” and “our” refer to LanzaTech Global, Inc. and its consolidated subsidiaries following the Business Combination; (2) “AMCI” refers to AMCI Acquisition Corp. II prior to the Business Combination; and (3) “Legacy LanzaTech” refers to LanzaTech NZ, Inc. and its subsidiaries prior to the Business Combination. Unless otherwise stated or the context indicates otherwise, this Annual Report on Form 10-K principally describes the business and operations of the Company following the Business Combination, other than the audited consolidated financial statements and related Management Discussion and Analysis which describe the business, financial condition, results of operations, liquidity and capital resources of AMCI prior to the Business Combination, and the Principal Accountant Fees and Services section. Substantially concurrently with the filing of this Annual Report on Form 10-K, we will be filing Amendment No. 1 to our Current Report on Form 8-K, initially filed on February 13, 2023, which will include the audited consolidated financial statements of Legacy LanzaTech as of and for the year ended December 31, 2022 and related Management’s Discussion and Analysis of Financial Condition and Results of Operations. Interested parties should refer to our Current Report on Form 8-K for more information.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Form 10-K, filed by LanzaTech Global, Inc. together with its consolidated subsidiaries, contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discusses our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, LanzaTech’s management.
Forward-looking statements may include, for example, statements about:
•our anticipated growth rate and market opportunities;
•our ability to maintain the listing of our securities on the Nasdaq Stock Market;
•the potential liquidity and trading of our securities;
•our ability to raise financing in the future;
•our assessment of the competitive landscape;
•our ability to comply with laws and regulations applicable to our business;
•our ability to enter into, successfully maintain and manage relationships with industry partners;
•our receipt of substantial additional financing to fund our operations and complete the development and commercialization of our process technologies;
•the availability of governmental programs designed to incentivize the production and consumption of low-carbon fuels and carbon capture and utilization;
•our ability to adequately protect our intellectual property rights;
•our ability to attract, retain and motivate qualified personnel and to manage our growth effectively;
•our future financial performance and capital requirements;
•our ability to implement and maintain effective internal controls; and
•the impact of the COVID-19 pandemic on our business.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report.
These forward-looking statements are only predictions based on our current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a competitive industry, and new risks emerge from time to time. It is not possible for the management of LanzaTech to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Annual Report.

The forward-looking statements included in this Annual Report are made only as of the date hereof. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. LanzaTech does not undertake any obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in expectations, except as required by law.
v

PART I
ITEM 1.BUSINESS
The following discussion reflects the business of LanzaTech Global, Inc. and its consolidated subsidiaries following the Business Combination.
Overview
Business Overview
Founded in 2005 in New Zealand and headquartered today in Skokie, Illinois, we are a nature-based carbon refining company that transforms waste carbon into the chemical building blocks for consumer goods such as sustainable fuels, fabrics, and packaging that people use in their daily lives. Our goal is to reduce the need for virgin fossil fuels by challenging and striving to change the way the world uses carbon. We aim to accomplish this through the creation of a circular economy where carbon can be reused rather than wasted. Through technology and applications that are designed to touch multiple points of carbon use such as converting industrial, municipal, and agricultural waste into products, developing sustainable products to change the supply chain, and having systems to reuse the waste once consumers are done with the products, we believe we can offer a solution to help alleviate the global carbon crisis. Our economically viable and scalable technology is designed to enable emitters to reduce their environmental impact and potentially to replace materials made from virgin fossil resources with recycled carbon, supporting their climate goals, meeting mandated targets, and creating a more sustainable future.
Using our process technology, our partners launched the world’s first commercial carbon refining plant in 2018 in China and have subsequently added two commercial plants operating in China. In addition to the three commercial plants operating in China, LanzaTech’s partners in Canada and Japan are operating demonstration scale facilities respectively utilizing gasified forestry residues and gasified unsorted municipal solid waste. Both these demonstration scale plants completed commissioning and early start up in late 2022. LanzaTech has numerous commercial projects in construction, under development and in the pipeline globally. Our technology platform is designed to use a variety of waste feedstocks, from waste industrial gases to biomass residues and municipal solid waste. Our technology platform is designed to capitalize on the demand for sustainable fuels and chemicals, which can be used in multiple sectors such as aviation, automotive, textiles, home goods, consumer goods and others, to address the growing preference among major companies for environmentally conscious products and manufacturing processes. We believe LanzaTech’s proven commercialized technology can enable global scale decarbonization and initiate a circular and climate positive carbon economy.
Gas fermentation is a robust form of carbon capture and transformation that enhances the value of waste streams and reduces environmental pollution. Additionally, our technology platform utilizes existing industrial land and recycled process water, further reducing the environmental impact of producing our low carbon ethanol on land and biodiversity. Gas fermentation is a key part of our technology offering and we license this capability to customers to develop their own gas fermentation facilities, accelerating the spread of our technology across a variety of feedstocks and geographies.
Our novel technology platform is like brewing, but instead of using yeast that eat sugar to make alcohol, our biocatalysts, or microbes, eat waste carbon to produce ethanol, ethanol derivatives, and ethanol co-products. Because our system is biological and can grow in dynamic environments and react in real-time to changing conditions, it is much more tolerant of variability in feedstock composition and supply than systems based on catalytic chemistry and is therefore highly customizable.
Our low carbon ethanol is being produced at commercial scale at three separate locations in China, with production of over 54 million gallons of fuel grade ethanol, resulting in the mitigation of over 275,000 tons of CO2 and keeping the equivalent of an estimated 25 million gallons of oil in the ground since May 2018. Used microorganisms from our commercial facilities are protein-rich and can be sold in China as animal feed.
We are also developing biocatalysts and processes to produce a vast suite of additional products utilizing novel biocatalysts, including acetone and isopropanol (“IPA”) and important industrial solvents used in multiple applications including production of polymers from IPA. Products generated through the application of downstream catalytic chemistry of ethanol include SAF, sustainable diesel, ethylene, polyethylene, polyethylene terephthalate (“PET”), surfactants and glycols. Sustainable diesel can be blended with conventional diesel fuels as “drop in fuel” without any blending wall set by engine technology and offers reduced emissions, improving local air quality. Ethylene is widely used in the chemical industry, mostly for production of polyethylene, a plastic containing polymer chains of ethylene units in various chain lengths. Polyethylene is primarily used to make films and for packaging applications. Ethylene glycol is another product that can be used for production of surfactants, a key ingredient for detergents and liquid soap production. Ethanol can be further converted to monoethylene glycol (“MEG”), an important precursor to PET for use in packaging and textiles applications.
In June 2020, we helped launch LanzaJet, a SAF company, and maintain approximately a 25% ownership stake in the business. LanzaJet has secured funding for a 10 million gallon commercial-scale production facility that we expect will begin producing SAF in 2023. We developed and scaled the production facility in Soperton, Georgia using our platform technology, which enables the conversion of ethanol to sustainable jet and diesel fuels, in collaboration with the Pacific Northwest National Lab and the U.S. Department of Energy. Using our platform technology, we have converted ethanol produced from steel mill emissions to SAF and have powered flights by Virgin Atlantic in 2018 and All Nippon Airways in 2019.
For a complete depiction of our organizational structure, please refer to the structure chart below.

We aim to maximize revenue through the selective deployment of both our licensing and co-development models. Our licensing model focuses on generating licensing, royalty, and services fees from our commercialization efforts, while our partners own and operate the gas fermentation plants. This capital-light model enables us to concurrently partner with a significant number of partners to build customer ‐ owned gas fermentation facilities in parallel, accelerating the spread of our technology platform. Our licensing model typically generates stable, recurring revenues which we anticipate will compound as more customer plants are built and validated by our pipeline of customers. As a licensor and services provider, we structure our agreements to provide engineering and startup services and key components of the overall equipment package that are based on our proprietary designs and integrations. Once fully operational, recurring revenues are generated from royalties on the offtake, ongoing supply of microbes and media, as well as software, monitoring and analytics support. In certain more limited cases, we will act as co-developer on projects, allowing us to leverage our existing relationships and engineering and project development expertise in a financial sponsor role for select projects where we believe we can participate in the ownership, either directly or by arranging and deploying third-party capital, and operation of the gas fermentation plant. In the select instances where we will participate directly in the project ownership, we expect to be a minority investor in those projects’ capital requirements, accounting for approximately 5% of the total capital. We believe that the co-development model has the potential to allow for the acceleration of the development and integration of new feedstocks and products while also allowing us to capture additional potential value from the individual project’s performance. In each instance of co-development, we intend to license our technology directly to the project, which we expect will enable us to capture the same revenue streams of licensing, royalty, and services fees generated through the licensing model with customer-owned facilities. To maximize revenue from each project, whether via licensing or co-development, we sell supplies and equipment to our projects and customers. Additionally, we provide advisory, research and engineering services to develop new chemicals, use new feedstocks, and advance new fermentation or synthetic biology capabilities.
Our management team has more than 150 years of combined research and development, engineering and scale up, operations, partnering and licensing experience in the energy industry. Our company was co-founded in 2005 by our advisor and former Chief Scientific Officer, Dr. Sean Simpson, and the late molecular biology expert, Dr. Richard Forster. Dr. Jennifer Holmgren, our Chief Executive Officer since 2010, has over 30 years of experience in the energy sector, including a proven track record in the development and commercialization of renewable jet fuel and chemical technologies. We are led by a diverse management team and board of directors with deep experience in leading energy companies and major financial institutions. We believe the expertise of our leadership team and the strength of our relationships within the industry are critical to our strategy as we continue to deploy our technology and expand our business.
Market Opportunity
Overview
GHG emissions are rampant in major economic areas across the globe. In Asia, the largest emitter of GHGs, approximately 10 billion metric tons of CO2 are emitted per year, with almost 30% of the global territorial fossil fuel CO2 emissions occurring in China alone. In the United States, approximately six billion metric tons of CO2 have been emitted annually for over 30 years. In Europe, nearly five billion metric tons of CO2 are emitted per year. GHGs from human activities are the most significant driver of observed climate change, which is taking on greater importance and urgency throughout the world.
In 2016, the Paris Agreement was signed by a consortium of countries committing to limit the increase of global average temperatures to 2°C or less compared to pre-industrial levels. Such initiatives have placed an increased emphasis on monitoring and mitigating the effects of climate change and generally promoting environmentally friendly behavior. In 2017, the International Energy Agency (“IEA”) estimated that an annual $3.5 trillion in energy-sector investments would be required through 2050 to achieve the 2°C target. In 2019, the European Union released the Green Deal Communication, a package of measures and policies ranging from ambitiously cutting emissions, to investing in cutting-edge research and innovation, to preserving Europe’s natural environment and achieving a carbon neutral economy by 2050. The roadmap includes a comprehensive plan to increase the European Union’s GHG reduction target for 2030 to at least 50% and toward 55% as compared to 1990, compared to the current target of 40%. In the United States, President Biden re-committed to the Paris Agreement, pledging 50-52% GHG reductions by 2030 compared to 2005 levels. In 2021, the U.S. Congress passed the Infrastructure Investment and Jobs Act, which included over $62 billion for the U.S. Department of Energy to use for clean energy technology deployment. In August 2021, President Biden signed the Inflation Reduction Act, which provided approximately $369 billion for clean energy deployment and climate change mitigation and adaptation.
Alongside potential government mandates for aviation and industrial emitters, regional governments, companies and investors have announced their own emissions and waste reduction targets. According to the RE100 initiative, nearly 350 global companies spanning a broad array of sectors have pledged to transition to 100% renewable electricity by 2050 with an average target date of 2030. Outside of the RE100, many more companies are facing consumer and shareholder pressure to increase their environmental disclosures and join the transition to cleaner energy sources. For example, the members of the International Air Transport Association, which includes nearly 300 airlines responsible for over 80% of the world’s air traffic, have committed to cut their emissions in half by 2050 compared to 2005 levels. In addition, in March 2021, Airlines for America, the industry trade organization representing the leading U.S. airlines, announced the commitment of its member carriers to work to achieve net-zero carbon emissions by 2050. The carriers also committed to work toward a rapid expansion of the production and deployment of commercially viable SAF, specifically to make two billion gallons of SAF available to U.S. aircraft operators in 2030.
We believe that carbon capture and transformation technologies will be used increasingly within industrial sectors of the economy as one of the primary methods to reduce GHG emissions and meet mandates and climate goals. The two options for dealing with captured carbon today are sequestering it in the ground, or carbon capture and sequestration (“CCS”), and recycling it into products, or carbon capture and utilization or transformation (“CCU” or “CCT”).
We believe LanzaTech can provide a profitable pathway to solving an emitter’s carbon problem. For example, today in Europe, a steel mill can pay penalties for their emissions, purchase offsets, or invest in a CCS facility and reduce their emissions at site under an Emissions Trading System. In each case, we believe the cost of the emissions, offsets or investment in a CCS facility are less cost effective than building a LanzaTech CCT facility to decrease carbon emissions.
While reducing the carbon intensity of fuels is important, it does not address the carbon contained in physical goods. Sustainability-marketed products grew 7.1 times faster than conventionally marketed products from 2015 to 2019. Further, eco-conscious customers now make up roughly 80% of a consumer market worth over $1.8 trillion. Many companies have already pledged to achieve carbon neutral or net zero carbon targets, with some aiming to achieve that target within the next decade.
Currently, we recycle carbon to produce ethanol that can be used for SAF production, the global addressable market for which is estimated at $180 billion. Our customers also operate our carbon refining technology in the single-cell protein market, estimated at $16 billion in 2019, because our process makes high protein biomass as a byproduct. Ethanol can also be converted to MEG and PET, with markets worth an estimated $28 billion for MEG and $44 billion for PET packaging at the end of 2021. We have a portfolio of existing recycled carbon and soon-to-be commercialized CarbonSmart products that we believe have the potential to penetrate more chemicals markets in the coming years as more commercial facilities begin operations. CarbonSmart is a concept where we see carbon waste transformed into many products that we use in our daily lives. Approximately two tons of CO2 are removed per ton of CarbonSmart product made.
Many of our customers and partners are brand owners who have made strong sustainability commitments and endeavor to connect their customers with low carbon products that do not compete with food production for feedstock, land, or water.
Overview of Ethanol Market
Ethanol can be used directly as fuel but can also serve as a feedstock to produce a broad range of products, including cosmetics and beauty products, hand hygiene products, paint, food additives, tires, children’s toys, plastic products, rubber, clothing and upholstery. The United States is responsible for over half of ethanol production globally and has produced an average of nearly 15 billion gallons of ethanol annually since 2015, while the ethanol output for the rest of the world has increased by over 20% during the same period. Meanwhile, most governments have instituted caps on food-derived ethanol. The focus of most ethanol growth in the future is expected to be waste-based, non-food ethanol.
Overview of Fuel Market
In 2019, global fuel ethanol production reached 30 billion gallons. We believe the demand for renewable fuels and related infrastructure will rise substantially over the next decade driven by strong demand from both consumers and sustainability-focused suppliers. We also believe that the federal regulatory framework in the United States, including the Renewable Fuel standard, will drive production of ethanol for the liquid transportation fuel market. We believe the production of ethanol from recycled carbon, such as from industrial emissions, will also have a market in the European Union through the Renewable Energy Directive and at the state level in the United States with the

California Low Carbon Fuel Standard. Other states in the Northeast United States, as well as Canada, have signaled they will institute such policies in the coming years.
Sustainable Aviation Fuel: Mandated global SAF demand is expected to hit 61 billion gallons per year by 2040. The Biden Administration has a goal of replacing all jet fuel with sustainable alternatives by 2050. The global market for aviation fuel is estimated to be nearly $250 billion by 2026. Airlines and aviation sector coalitions, including companies addressing Scope 3 emissions are making corporate commitments to increase SAF use. To reach expected 2030 SAF demand, global SAF capacity must achieve an 87% CAGR.
Overview of Chemicals and Protein Markets
According to the IEA, the chemicals sector is the largest industrial consumer of both oil and gas. Petrochemical feedstock accounts for 12% of global oil demand, a share that is expected to increase because of increasing demand for plastics, fertilizers, and other products. With the growth in demand for petrochemical products, petrochemicals are expected to account for over a third of the growth in oil demand to 2030, and nearly half to 2050, ahead of trucks, aviation, and shipping. Petrochemicals are also poised to consume an additional 56 billion cubic meters of natural gas by 2030. Currently, organic chemicals are predominantly derived from fossil sources such as petroleum. These chemicals are used to produce a wide array of materials. More than 10 million barrels of oil are consumed daily to create these materials, releasing massive quantities of new carbon into the atmosphere in the process.
Protein demand is outpacing supply. Today’s alternatives are dominated by crop-based feedstocks. It is currently estimated that the plant-based protein market will be valued at $162 billion in 2030 and would make up an estimated 7.7% of the global protein market.
Key Competitive Advantages
We believe the following combination of capabilities and strengths distinguishes us from our potential competitors.
Proven, Differentiated, Adaptable Proprietary Technology Platform. We are a leader in gas fermentation and have developed economically attractive, commercial-scale carbon recycling technology and end products. Our proprietary technology platform allows us to produce different products and chemicals from multiple feedstocks utilizing the same process at the same plant. Our biological system ensures stable performance despite fluctuating gas feedstock compositions, unlike thermocatalytic processes, which require consistent gas feedstock compositions.
New high-value chemical intermediates can be used to make materials such as acrylics, fibers, plastics and synthetic rubber and a wide variety of chemicals including alcohols, acids, esters, and ketones. LanzaTech has demonstrated this with several partners who have used chemical intermediates to make fabrics, packaging, detergent, cleaning agents and fragrances. This process can lock waste carbon into durable goods, creating a circular carbon economy where carbon is refined and re-used instead of emitted as harmful greenhouse gases.
We believe that our technology enables a circular carbon economy, which keeps carbon in the material cycle instead of allowing it to be emitted into the atmosphere as pollution. By locking carbon into chemical building blocks used to make every-day goods, we are reducing the need to extract virgin fossil resources to make the same products. We believe this could have a game changing impact on the chemical industry and its supply chain, shifting the way the industry considers commodity sourcing and supply.
Low Carbon, Enabling Technology. Our technology is designed for use across the supply chain, from emitters of waste carbon to those who want to develop products from waste carbon. Industrial emitters can implement LanzaTech’s carbon capture solution onto their existing facility and derive revenue from used carbon. As an example, the first commercial facility in China to utilize our technology platform has sold over 40 million gallons of ethanol into the market, displacing fossil gasoline for road transport use, and avoiding the equivalent of over 200,000 tons of CO2 emissions at source. Our technology platform allows emitters to play a role in the circular carbon economy by generating products from waste carbon that would otherwise come from virgin fossil resources and selling these products to end users who want to reduce their environmental impact.

Our platform technology is highly customizable and we believe it will provide flexibility to respond to market demand. Through the use of synthetic biology, microorganisms can be engineered to produce different chemicals directly from gases using the same process and production hardware. By changing the microorganism in a commercial facility, we have developed the capability to switch the product focus of commercial plants within a matter of days. We believe this will enable production of different product targets in campaigns at the same commercial facility. We believe this capability will enable partners and customers to rapidly respond to fluctuating market conditions and maximize the value of their assets, by producing the highest value product at any given time.
Platform Validated Through Partnerships with Industry Leaders. We have demonstrated the commercial success of gas fermentation on feedstocks from a broad array of waste streams. Three commercial scale facilities in China utilizing steel off-gas and ferroalloy off-gas emission are currently being operated by entities in which the Shougang Joint Venture holds a controlling interest. In addition, another commercial scale facility in China, owned and constructed by the Shougang Joint Venture utilizing ferroalloy off-gas is in late-stage construction and is expected to begin operations in 2023. A commercial scale facility in Ghent, Belgium is in advanced stages of construction by our partner ArcelorMittal and is expected to start up in 2023. The pilot-scale plant in Japan developed with Sekisui has been producing ethanol from gasified municipal solid waste since 2017. Construction on a next scale 1/10th commercial sized facility with Sekisui was completed in April 2022 and the facility has begun operations. Additionally, a demonstration-scale facility in Alberta, Canada, with partner Suncor, utilizing waste-based feedstocks, including municipal waste and forestry-residues, has produced ethanol in test runs since July 2022, and has now begun full operations. A commercial plant using refinery off-gas feedstock, owned and operated by IndianOil, recently completed construction in early 2023, and full operations are expected later this year. Various other commercial projects using refinery off-gases, industrial and biorefinery CO2, ferroalloy off-gases, gasified biomass, and gasified mixed plastic wastes are under development. We have worked with several partners on the integration of the gasification and gas fermentation processes to convert solid feedstocks to fermentation products, culminating in over 50,000 hours of pilot and demonstration scale operations on live synthesis gas (“syngas”) produced from gasification.
As a result of our ability to deliver a sustainable, economically advantaged solution to produce fuels chemicals and products using waste feedstocks, we have been able to attract key industry partners in our markets such as Mitsui, ArcelorMittal, Suncor, BASF, IndianOil, and Sinopec.
In 2020, the Shougang Joint Venture plant that has been using our technology platform on a commercial scale received Roundtable on Sustainable Biomaterials (“RSB”) certification. RSB certification is awarded to facilities that ensure the sustainability of their products and promote the health of their employee and the welfare of their local communities.
Strong Intellectual Property Position. As of March 15, 2023, we owned or had licensed rights to 1,307 granted patents and 590 pending patent applications across 141 patent families in the United States, Europe, Asia and additional jurisdictions, in addition to our trade secrets. These issued patents and pending patent applications cover not only the upstream (such as gasification and gas conditioning), gas fermentation, and downstream (such as product separations and catalytic conversions) production systems that we are developing or may pursue in the future, but also certain of the underlying technologies used to develop our systems. Our intellectual property portfolio contains patent families spanning the entire platform, from the feedstock to the gas fermentation to the product recovery.

The following chart summarizes the breadth of our IP portfolio:
Extensive Industry Experience. We have over 18 years of experience developing, testing, scaling, and optimizing gas fermentation and integrating gas fermentation with upstream and downstream technologies, culminating in the world’s first commercial gas fermentation plant in 2018. Our management team brings over 150 years of combined research and development, engineering and scale up, operations, partnering and licensing experience in the energy industry.
Our Technology Platform
Overview
We have developed, scaled, and deployed an adaptable proprietary technology platform that integrates core gas fermentation with upstream processes, such as gasification and gas conditioning, and downstream processes, such as product separations and catalytic conversions.
Our technology platform is like brewing, but instead of using yeast that eat sugar to make alcohol, our biocatalysts, or microbes, eat waste carbon to make end products. Because our system is biological, and biological systems grow in dynamic environments and react in real time to changing conditions, it is much more tolerant of variability in feedstock composition and supply than systems based on catalytic chemistry and is, therefore, highly customizable.
Our technology platform can use feedstocks containing CO2, H2 and CO, including waste emissions from steel, oil refining, and ferroalloy industries, gasified municipal solid waste (“MSW”), agricultural wastes, and reformed biogas. We have demonstrated this with partners globally and have shown conversion of these input streams at various scales, including at three commercial facilities in China being operated by entities in which the Shougang Joint Venture holds a controlling interest using industrial emissions. Our commercial partners will be able to combine our gas fermentation system with different engineered biocatalysts to produce different products, allowing them to leverage their existing capital investment and to calibrate production to market conditions.

Step 1: The process begins by receiving off-gas or waste gas streams comprising gases that contain various mixtures of CO, CO2 and H2, such as from steelmaking emissions or gasified waste.
Step 2: These gases are compressed, conditioned, and transferred into fermentation bioreactors containing LanzaTech’s proprietary biocatalysts (microorganism) and a liquid media.
Step 3: The biocatalysts ferment the gases and, as part of their natural biology, they produce ethanol and other chemicals as a result of this fermentation. This is a continuous process that can run without shutting down for extended periods.
LanzaTech’s Biocatalyst
Clostridium autoethanogenum is an Acetogen, a chemolithoautotrophic microorganism that uses certain gases for both carbon and energy. Acetogens naturally produce acetate, and a select subset of Acetogens, including C. autoethanogenum, natively synthesize ethanol. Acetogens are ubiquitous in anaerobic environments, such as soil, animal and human guts, sediments, the deep sea, and hot springs. For biotechnological applications, acetogenic clostridia are among the fastest growing acetogens and have been used industrially for more than 100 years.
Our technology platform relies on gas-consuming biocatalysts that use an ancient biological pathway known as the acetyl coenzyme-A biochemical pathway for autotrophic growth (the “Wood-Ljungdahl Pathway”). The Wood-Ljungdahl Pathway is the most energetically efficient carbon fixation pathway and enables our proprietary biocatalyst to transform the carbon and energy in gas streams into valuable products. In addition to being highly energy efficient, the Wood-Ljungdahl Pathway also allows high levels of dynamic flexibility in the composition of the gas streams (and therefore resources) that can be converted into valuable products. The pathway allows the LanzaTech process to use both CO2 and CO as sources of carbon and H2 and CO as sources of energy. The application of this pathway with this biocatalyst enables a significant range of sustainable, high volume, and globally available waste resources for commercial deployment and product manufacture.
Feedstock Diversity for Resilience
The current manufacture of essential goods results in an abundance of waste carbon in the form of polluting gases or solid wastes in the air, landfills, and waterways. The LanzaTech gas fermentation platform can utilize feedstocks ranging from CO to CO2-rich waste streams, including industrial and refinery off-gas, reformed biogas, gasified biomass and MSW, and CO2.

CO can provide both carbon and energy for our proprietary microbes. In contrast, CO2 only provides carbon, which means a source of chemical energy, H2, must be added for a CO2 conversion. In a CO-rich stream, the microbe can make the H2 it needs from water via a biological water gas shift reaction, creating CO waste streams of various compositions ideal for gas fermentation.
Waste carbon feedstocks generally have low cost, global availability with regional abundance, low carbon intensity, and are non-competitive with food production. If the entirety of the potential feedstocks could be accessed, up to 6.5 billion metric tons annually of gas fermentation products, primarily ethanol, could be produced.
Compared to other catalytic conversion processes, LanzaTech’s gas fermentation process is uniquely tolerant to the inherent variability of waste gas composition, enabling a wide diversity of feedstocks and high variety of products. Upstream catalysis technology focuses on identification and removal of fermentation inhibitors before fermentation feedstock gases are introduced into the bioreactors. LanzaTech has developed and optimized its proprietary gas treatment system to remove more than four classes of fermentation inhibitors from the broad spectrum of feedstocks, gasified biomass to steel off-gasses, in a simple process that substantially decreases capital and operating expenses while providing increased flexibility.
Potential Feedstocks
The following feedstocks could be used with our platform technology:
Industrial Emissions
Steel, ferroalloy, or refinery off-gases are point-sourced. CO2-rich off-gases, which are produced by the cement and sugar ethanol industries, can also be used to feed gas fermentation alongside a hydrogen source as explained in subsequent sections.
•Steel: Energy-intensive manufacturing processes, such as steel production, inevitably result in gaseous emissions, which cannot be stored and which are emitted by the steel maker. As an environmental liability rich in CO, these emissions are an ideal feedstock for our process. We have been working with these readily available, abundant gases since 2008.

•Ferroalloy: Ferroalloy gases are also rich in CO, making this another ideal emission source. We are developing projects using ferroalloy gases in target regions such as China, Norway and India.
•Refining: Certain refinery off-gases are ideal feedstocks for our process. A unique feature of processing refinery gases is that most of the carbon in the ethanol produced is derived directly from CO2, rather than from CO. Oil and gas companies also have extensive experience producing and handling liquid fuels, gas processing, engineering, and chemical catalysis.
Solid Wastes and Reformed Landfill Gas
Biomass and agricultural residues offer the largest potential sources of feedstock for gasification. In contrast to other methods of converting biomass feedstocks into fuels, gasification and gas fermentation have the potential to utilize all carbon in the feedstock. This includes carbon contained in the natural polymer lignin, which is typically not accessible in current cellulosic biomass fermentation processes. Gasified non-recyclable MSW, mixed plastic waste, and reformed biogas such as landfill gas (“LFG”) are abundant waste streams that we believe are currently underutilized sources of carbon for conversion into CarbonSmart fuels, chemicals, and materials using our technology platform.
•Biomass: Biomass, such as agricultural and forestry residues, can be gasified into syngas. Syngas contains CO and H2 and is well suited for our process. While higher in capital costs due to the addition of one or more gasifiers, these projects typically benefit from significant renewable policy incentives, and can be deployed as smaller modular systems.
•MSW and Refuse Derived Fuel (“RDF”): As with biomass, MSW and RDF can also be gasified into syngas for use in our process, which can accept unsorted waste, ideally with mechanically recyclable items removed. The current alternatives are landfilling or incineration, which are increasingly falling out of favor globally, and so waste management companies are seeking alternative sustainable solutions. These projects benefit from tipping fees, or fees generated by the disposal and processing of waste on a per ton basis, on the waste, and in certain locations, can be deployed as smaller modular systems.
•Reformed LFG: Only 32% of landfills in the United States collect methane, and the collection efficiency can range from 35% to 90% for modern landfills that do collect. As a result, landfills are responsible for more than 15% of the anthropogenic methane released in the U.S. Many landfills flare the LFG or operate older power generation units that emit large volumes of carcinogens and micro particles. LanzaTech believes it can utilize this gas stream. Capturing this feedstock for CarbonSmart materials has the potential to clean the air and improve human and environmental health surrounding landfills while reducing dependence on fresh fossil resources.
•As modern industries transition to more sustainable feedstocks, we believe industrial and refinery waste gases will ultimately transition as well. To enable this transition, LanzaTech is developing the ability to pivot to CO2 from biorefineries and direct air capture (“DAC”) for continued, sustained, low carbon materials and fuels.
Future Proofing Feedstock Capability
CO2 sourced from biorefineries, industrial emissions, and DAC technologies can be coupled with H2 to produce products with extremely high carbon conversion efficiency of over 90% carbon utilization. Since H2 can be produced from renewable power via water electrolysis (“green”) or by steam methane reforming with carbon capture (“blue”), the carbon footprint of the products made will be a fraction of that relative to petroleum refining. As more hydrogen is present in the feedstock, more carbon is captured into the ethanol product. We believe CO2 as a feedstock has the potential to disrupt the fuel and chemical supply chains by substituting CO2 for conventional fossil resources. By developing and integrating these approaches, we believe our technology platform is positioned to take advantage of the expected continued price reductions and capacity increases for renewable electricity, maximizing utilization of CO2 streams.

Integrating bioindustrial CO2 and eventually DAC technologies with LanzaTech’s gas fermentation platform creates an opportunity for renewable fuel production from low-cost CO2 feedstock. Integrating with LanzaJet’s Alcohol to Jet (“ATJ-SPK”) process can produce SAF from each of ethanol derived from CO2 and H2 produced by water electrolysis. DAC CO2 to SAF is estimated to have a 94% emissions reduction when compared to the fossil counterpart at 94 g-CO2e/MJ of ATJ-SPK.
Steel Industry Transition
LanzaTech’s gas fermentation technology can utilize the evolving off-gases from iron and steelmaking processes through the transition from carbon to hydrogen feedstocks. The LanzaTech system can remain in place, utilizing existing assets at iron and steel mills to take advantage of available hydrogen, coupled with carbon from other on-site sources including electric arc furnaces, or further transition to gasification of waste carbon resources (solid waste or biomass) or utilize direct air capture. We believe that our early investments in GHG emission reduction technology positions us to continue to be a leader in carbon recycling in other hard-to-abate sectors.
Technology Platform Development
Throughout our 18-year history, LanzaTech has consistently developed and scaled innovative gas fermentation technology solutions and is now deploying them commercially. Our team has designed and developed equipment necessary to enable the biocatalyst that functions in a 3-liter benchtop reactor to operate equivalently in a 750,000-liter fermentation reactor.

LanzaTech’s gas fermentation process has been demonstrated at four sites with 50,000 hours of operation in the field using steel mill waste gases plus another 50,000 hours of operating in the field integrating gasification, gas treatment and gas fermentation. The success of these 100,000 hours of experience at pilot and demonstration scales led to the May 2018 startup of the first operating commercial gas fermentation facility in the world, at the Jingtang Steel Mill in Caofeidian in Hebei Province, China. A second commercial plant, the Shoulang Jiyuan plant in Ningxia, China, of the same capacity and utilizing ferroalloy off-gas come online in April 2021. The third commercial plant, the Ningxia Binze plant in Ningxia, China, with an annual capacity of 60,000 tons and utilizing ferroalloy off-gas, came online in September 2022. Together these facilities have produced over 54 million gallons of fuel-grade ethanol and mitigated over 275,000 tons of CO2. In addition to the three commercial plants operating in China, LanzaTech’s partner in Canada is operating a demo-scale facility utilizing waste-based feedstocks like forestry residues and LanzaTech’s partner in Japan is operating a 1/10th commercial-scale facility utilizing gasified unsorted municipal solid waste as a feedstock. These demo and 1/10th scale facilities completed construction in 2022 and recently began operations. There are 12 additional commercial plants being constructed or developed worldwide. Four of the 12 commercial plants are in construction and the remaining eight plants are in engineering phases. The 12 additional plants will use a mix of feedstocks including steel off-gas, ferroalloy off-gas, refinery off-gas, gasified biomass, gasified municipal solid waste, CO2 and green H2, and ethanol in instances where the plant will produce sustainable aviation fuel from the ATJ process.
LanzaTech is continuously developing and advancing its technology platform, and in late October 2022, announced that its next-generation bioreactor, currently utilized in a demonstration-scale facility in Alberta, Canada with partner Suncor, ran test campaigns for ethanol production on a wide range of waste-based feedstocks in 2022. This next generation bioreactor is expected to improve the economic viability of LanzaTech’s integrated biorefinery offering. The demonstration-scale facility has produced ethanol in test runs since July 2022 and recently has begun full operations, converting waste-based feedstocks, including municipal waste and forestry-residues, into ethanol.
Applications of Our Technology Platform
Overview
Our technology platform enables companies around the world to generate revenue from transformed carbon in waste resources. Across the supply chain, we promote a CarbonSmart circular economy, where both resource providers and end users can choose to be carbon-efficient by recycling or “locking” carbon into new products rather than making them from new fossil resources. Current and proposed applications of our technology platform include ethanol products, which can serve as the chemical building blocks for consumer goods, such as household cleaners and sustainable fuels, including sustainable aviation fuel, as well as protein products, such as animal/fish feed and fertilizer. These applications are discussed further below.
To date we have partnered with several consumer-facing companies to demonstrate the market value of our CarbonSmart products. This includes leveraging our technology to make the chemical intermediates for the production of a new range of cleaning products, packaging for cosmetics, fibers for clothing, and as an input for fragrances. The ethanol used in these first CarbonSmart products originates in China at our commercial facilities, but we expect that over the longer term, the input ethanol will be made in our facilities across the globe.
Ethanol Products
Our customers and partners already have used our technology platform to produce ethanol, ethanol derivatives and ethanol co-products from steel mills, ferroalloy plants, and refineries, as well as gasified biomass and municipal waste.
To date, LanzaTech has produced over 1,000 metric tons of finished CarbonSmart products for consumer brands. Examples of CarbonSmart product launches are as follows:
•Purified ethanol in home cleaning products: LanzaTech’s purified ethanol from steel mill off gas is utilized in a line of household cleaners.
•Purified ethanol in fine fragrances: High purity ethanol is one of the major ingredients in fine fragrances. LanzaTech’s high purity ethanol will be used in one of the world’s largest fragrance and beauty company’s fragrance formulations.
•Ethanol as a feedstock for polyethylene production: LanzaTech ethanol was utilized for conversion to ethylene and then polyethylene, for use in manufacturing the world’s first cosmetic bottle from steel mill emissions.
•Ethanol as a feedstock for surfactant production: LanzaTech’s partner launched a line of laundry detergents utilizing CarbonSmart ethanol as input for surfactants production.
•Ethanol as a feedstock for polyester production: LanzaTech ethanol was utilized for conversion to ethylene and then monoethylene glycol (MEG) a building block for PET production. This was used to make yarns and fabric for lululemon and Zara apparel collections.

As of the date of this annual report, 12 commercial-scale facilities are either under construction or in engineering utilizing our technology, as outlined in the graphic in the section entitled “Business — Market Opportunity — Overview” in Part 1, Item 1 of this annual report. The first commercial facility to use our technology was the Shougang Joint Venture in 2018, a joint venture between us and Shougang Group and TangMing formed in 2011. This gas fermentation plant was the world’s first commercial facility to convert industrial emissions into sustainable ethanol. This plant has an annual production capacity of approximately 46,000 tons of ethanol.
Sustainable Aviation Fuel Products
Ethanol produced by us can be blended into road transport fuels or can be converted through the LanzaJet™ ATJ process to an ethanol-based ATJ-SPK and to sustainable diesel, both of which can be blended with their fossil equivalents. LanzaJet ATJ-SPK from our ethanol can demonstrate up to 80% GHG reduction compared to fossil alternatives depending on circumstances, including feedstock, geography and methodology. ATJ-SPK is qualified for use at up to a 50% blend level with conventional jet fuel for all commercial flights. This process is poised for commercial deployment. The process has a high potential jet yield of 90%.
Our first ATJ demonstration unit produced approximately 4,000 gallons of jet fuel and 600 gallons of diesel fuel. A portion of this fuel was used to power a commercial passenger 747-jet flight operated by Virgin Atlantic from Orlando, Florida to London, UK in 2018. The fuel was also used for a 2019 Trans-Pacific flight to deliver a new Boeing aircraft to All Nippon Airways in Tokyo from Everett, Washington.
We have designed our technology platform to convert ethanol to SAF, which is of strategic importance to airlines for meeting their commitments to reduce emissions.
LanzaJet
With the goal of accelerating commercialization of the ATJ process, we helped launch LanzaJet in June 2020 and became shareholders along with Suncor and Mitsui, with British Airways and Shell joining as shareholders in 2021. LanzaJet received financing from the Microsoft Climate Fund in 2022. We currently hold approximately 25% stake in LanzaJet. Mitsui, Suncor, British Airways and Shell have committed to invest a total of up to $165 million. This initial facility is currently under construction in Soperton, Georgia and will have the capacity to produce 10 million gallons per year of SAF and renewable diesel from sustainable ethanol sources. In December 2022, installation of key equipment for the novel process technology that converts ethanol to drop-in replacement SAF began and construction at the facility is expected to be completed in 2023. Pursuant to the LanzaJet License Agreement, we granted to LanzaJet a perpetual, worldwide, non-transferrable, irrevocable, royalty-free, sublicensable, exclusive license to certain patents related to the conversion of ethanol to fuel. This license is exclusive including as to us. The primary waste biomass to be used for ethanol feedstocks is cellulosic wastes from sugar cane or other agricultural activities in Brazil. Additional, longer-term waste-based biomass-derived feedstocks for SAF include waste starch slurry from conventional fermentation and biogas derived from biomass degradation in landfills. Waste-based industrial off-gases can also be used to produce ethanol as a feedstock for the process.
This plant, located at the LanzaTech Freedom Pines Biorefinery in Soperton, Georgia, is also supported by participation from All Nippon Airways and a US Department of Energy grant of $14 million.
We anticipate deployment of numerous commercial ATJ facilities above the 10 million gallons per year capacity of the LanzaTech Freedom Pines Biorefinery. We are currently working with partners to confirm project locations and solidify the appropriate project structures. Locations for these facilities include Asia, mainland Europe, the United Kingdom, and the United States. We expect these facilities will be funded by LanzaJet shareholders as well as other sources, including government grants and loan guarantees depending on the project structure and partners, location, and other factors.
DRAGON
In September 2021, Project DRAGON (Decarbonising and Reimagining Aviation for the Goal of Net Zero) was formally initiated. This waste-to-SAF project received GBP £3.15 million in grant funding from the UK Secretary of State for Transport (the “UK Authority”) Green Fuels Green Skies program and £1 million from Innovate UK as part of the South Wales Industrial Cluster deployment program. LanzaTech is responsible for front-end engineering design and associated project development activities for the UK Authority to achieve a final investment decision for both the LanzaTech Gas Fermentation unit and the adjacent LanzaJet ATJ unit in Port Talbot, South Wales, United Kingdom. These activities, further supported in December 2022 by a £24.9 million grant from the UK Authority's Advanced Fuels Fund, are underway with a view to achieving a final investment decision in 2024 and full operations in 2026-2027 to produce 100 million liters per year of SAF for two major UK airlines. Overall the project is expected to play a significant role in meeting the UK government’s target of 10% SAF by 2030, as well as resulting in significant carbon emissions reductions compared to fossil kerosene, and to also reduce emissions of particulate matter and sulfur.
FLITE
In December 2020, the Fuel via Low Carbon Integrated Technology from Ethanol, or FLITE, project was formally initiated. This project received EUR 20 million in grant funding from the EU Horizon 2020. LanzaTech is responsible for plant design, construction and operations using LanzaJet’s ATJ technology. Project development has been initiated and we expect the FLITE facility to produce SAF using waste-based ethanol sourced from multiple European producers. In addition, the SAF expected to be produced at the facility is anticipated to result in a significant carbon emission reduction relative to fossil kerosene and to also reduce emissions of particulate matter and sulfur.
LanzaJet’s ATJ technology is leveraging existing low-carbon intensity ethanol and is enabling a transition to new sources of waste-based ethanol.
Project LOTUS
In September 2021, SkyNRG Americas in partnership with LanzaTech was awarded $1 million in funding for Project LOTUS (Landfill Off-gas To Ultra-low carbon intensity SAF) to design, build, operate, and maintain a production facility that will convert raw LFG into SAF. The project is expected to leverage green hydrogen and LanzaTech’s gas fermentation technology to convert LFG to ethanol at an operating landfill. The ethanol will be converted to SAF using the LanzaJet ATJ technology developed by LanzaTech and Pacific Northwest National Laboratory and subsequently licensed to LanzaJet. SkyNRG Americas has numerous contractual partners, including Boeing and Alaska Airlines, who are committed to advancing use of the fuel in flight once it is produced through project LOTUS.
We believe Project LOTUS has the potential to provide a new U.S.-produced regional supply chain for producing SAF that meets international ASTM specifications while reducing methane emissions and improving air quality. The SAF is expected to be high quality, low soot forming, and sustainably derived, with the potential to reduce up to 110% of GHG emissions over traditional jet fuels. The $1 million in funding from the Department of Energy, awarded in September 2021, is expected to accelerate the commercial rollout of this SAF production path from LFG by reducing the technical and financial risks for future integrated commercial plants across the United States.
Protein Products
An additional application of our technology platform is the production of protein products. Microbial protein is composed of lysed, spent microbes from LanzaTech commercial facilities. These microbes contain proteins and other valuable nutrients and have performed the task of gas fermentation, have been extracted from the relevant commercial unit and are no longer viable. These materials can be extracted and used in numerous applications, including feed products for livestock and fish, fertilizers for agricultural applications, and protein extract-based products. LanzaTech’s first commercial customer is currently selling residual microbial protein as a component in fish and livestock feed products. Many of these markets are large and diverse, with stakeholders actively seeking sustainable and nutritious inputs. We believe our technology offers improved overall plant economics and environmental performance.
Significant composition testing on LanzaTech microbial protein has already been completed and detailed materials characterizations have been developed. These tests have shown that LanzaTech microbial protein products contain very high protein content, typically exceeding 85 weight percent of the overall material mass. In addition, LanzaTech’s microbial protein product for fertilizer and feed applications contains high concentrations of B vitamins and other minerals. These materials are beneficial in certain end-use applications such as animal feeds.
We believe that animal feed is the most profitable application for microbial protein. Fertilizer and biogas applications currently provide alternatives where feed applications are impractical. The nearest term applications for LanzaTech microbial protein include:
Animal/Fish Feed
Using LanzaTech microbial protein as a key ingredient in fish and animal feed represents a significant opportunity for LanzaTech. Global fishmeal production alone is six to seven million tons annually. Separation and drying of microbial protein for feed applications is similar to that of fertilizers, leading to potentially higher margins for LanzaTech and its customers. Studies have demonstrated that LanzaTech microbial protein is effective as a partial replacement for fish meal and corn gluten meal in Atlantic Salmon at levels up to 15 weight percent in the diet. Nutrient digestibility and safety were demonstrated up to 30 weight percent in feed. Depending on region, regulatory approval may be required prior to marketing. Also, sufficient feed gas treatment is required for feed applications to ensure any detrimental gas contaminants do not enter the food chain.
Fertilizer
The global fertilizer market is roughly $150 billion and consists of approximately 187 million tons of materials sold annually. Fertilizer products draw widely different prices based on their compositions and availability. LanzaTech believes that its microbial protein has strong potential as a fertilizer that is easy to apply and low maintenance. Use as a fertilizer may require regional or local approval.
Biogas
In some markets, including the European Union, it is economically advantageous to anaerobically digest the residual microbial protein to produce biogas. This biogas can be used in a cogen unit to produce power, steam, and hot water for use in the industrial facility. In regions where there are strong government incentives promoting biogas production, this may be a profitable use of residual microbial protein.
Synthetic Biology and Chemical Products
Through our synthetic biology platform we can develop new microbes to produce additional chemical products.Our platform technology enables rapid scale-up of new microbes once they are developed. Beyond ethanol, we have demonstrated the ability to produce ethylene, isopropanol, and acetone directly from gases.

In 2022, LanzaTech demonstrated direct continuous production of ethylene from CO2, creating a new non- fossil fuel pathway to this widely used commodity chemical. With a projected global market value of $170 billion by 2030, ethylene is widely used in the chemical industry, and its worldwide production capacity (estimated over 200 million tons per annum in 2021) is one of the largest of any chemical. Using oil or natural gas as feedstock, petrochemical plants use the cracking process to extract ethylene, which is then transformed into chemical compounds and plastics, which manufacturers use to produce many of the products used every day, including:
•Polyethylene (Plastics) – used to make food packaging, bottles, bags, and other plastics-based goods.
•Ethylene Oxide / Ethylene Glycol – can become polyester for textiles, as well as antifreeze for airplane engines and wings.
•Ethylene Dichloride – this, in turn, can become a vinyl product used in PVC pipes, siding, medical devices, and clothing.
•Styrene – synthetic rubber found in tires, as well as foam insulation.
LanzaTech has previously produced ethylene via the indirect ethanol pathway, taking ethanol produced from carbon emissions and then converting this ethanol to ethylene. This latest development bypasses the conversion step, making the process less energy intensive and more efficient. With this, LanzaTech estimates that the ability to directly produce ethylene from a waste feedstock will offer a lower cost and lower carbon product, which is anticipated to enable greater market penetration than via the indirect ethanol pathway.
LanzaTech is scaling up the process to make these molecules. We have provided high-purity fermentation products (e.g. ethanol) and upgraded products (e.g., PET) to over 20 customers. Because this capability is unique to gas fermenting microbes, we have several collaborations with end users targeting the production of new molecules.
LanzaTech has achieved the direct synthesis of over 50 target products, molecules spanning from two-carbon up to 20+ carbon molecules and varying functional classes. LanzaTech has also demonstrated control over stereospecificity of the molecules, as well as the production of entirely novel compounds that cannot be produced in nature. In addition, LanzaTech has identified over 500 pathways for the production of an extensive spectrum of molecules using our proprietary predictive microbial modelling capability. Computer modelling simulations confirm the feasibility of producing these molecules from gas while providing accurate projections of achievable yields and therefore the economic case for each. Direct production of chemicals that today are produced via the ethanol conversion pathway, will make the process less energy intensive and more efficient. With this, LanzaTech estimates that the ability to directly produce chemicals from a waste feedstock will offer a lower cost and lower carbon product which will enable greater market penetration than via the indirect ethanol pathway.
We believe that our demonstrated ability to genetically modify our proprietary gas-fermenting microbe acetogen Clostridium autoethanogenum, is a competitive differentiator. While in recent years a number of rudimentary tools for gas fermenting organisms have been described in the public domain, these have low efficiency and are not amenable for use in high-throughput workflows. We have developed a complete suite of high-throughput capabilities essential for development of optimized production strains or application of iterative, machine learning-based screening strategies employed by the pharmaceutical or natural product industries. Specifically, we have assembled a fully automated strain fabrication facility capable of designing, engineering and delivering several thousand genetically re-programmed strains per month. This “BioFab” facility leverages the advanced computational biology, characterized libraries of genetic regulators, as well as tools and protocols to enable precise and predictable genetic re-programming of our proprietary gas-fermenting microbe. The combination of the capabilities and technologies that comprise the BioFab were developed in-house and are proprietary to us. Data from iterative cycles of design, construction, and analysis of engineered microbial strains within the BioFab is captured computationally and used to further refine our genetic modelling and strain design programs. Thus, over time these models and programs become increasingly accurate, minimizing the time required to deliver new commercial strains producing valuable chemical products.
We believe we can further expand our product portfolio through the industrial microbiology capabilities we have pioneered and use our technology to produce high-value chemical intermediates used to make materials such as acrylics, fibers, plastics, and synthetic rubber. In the future, once fully developed, we believe these new microbes will have the potential to be dropped into any existing industrial gas fermentation facility to make new products from established transformed carbon feedstocks, in many cases leading to carbon capture and sequestration in durable goods. We believe synthetic biology could enable the production of a wide variety of chemicals including alcohols, acids, esters, and ketones.
Competition
We compete in industries characterized by rapidly advancing technologies and a complex intellectual property landscape. We face competition from many different sources, including companies that enjoy competitive advantages over us, such as greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition, and more experience and expertise.
While we do not believe we have any direct competitors, there are some companies with alignment in feedstock usage, products, synthetic biology, process design or commercial scale. While competing companies may be able to deliver some of these capabilities, we believe that no other company can currently deliver all of them in an integrated way.
These competitors may introduce competing products without our prior knowledge and without our ability to take preemptive measures in anticipation of their commercial launch. Competition may increase further as a result of greater availability of capital for investment and increased interest in our industry as more companies seek to facilitate the development of a carbon circular economy.
Intellectual Property
LanzaTech is a technology company which protects its intellectual property across an entire platform through a combination of trade secrets, confidential information, patents, trademarks, copyrights, nondisclosure agreements, material transfer agreements, employee agreements, and strong intellectual property and confidentiality clauses in collaboration and other agreements. We do not consider any individual patent, patent family or trademark to be material to our overall business.
Patents
As of March 15, 2023, we had owned or in-licensed 1,307 granted patents globally and 590 pending patent applications globally reflecting 141 patent families. We have filed patent applications continuously every year from 2007 to 2022, demonstrating continued innovation and establishing a steady patent estate viewed from a patent term perspective. As earlier filed patents reach their 20-year patent term, later filed patents remain enforceable thus providing a rolling patent estate of enforceable patents. Our patent estate is global in nature with patents or patent applications in over 50 individual countries and several pending applications in the International Patent System established by The Patent Cooperation Treaty.
Trade Secrets and Confidential Information
We have a large body of intellectual property that is maintained, not as patents, but as trade secrets and confidential information. Such intellectual property is protected by appropriate measures to maintain the secrecy and confidentiality of the intellectual property, including for example, contractual measures with confidentially and security obligations, physical security measures and digital security measures.
Trademarks
We maintain trademark rights and registrations in its name and brands in several global jurisdictions. Examples include “LanzaTech” and “CarbonSmart.”
Domains
We have registered a number of domain names for website used in our business. For example, we have registered the domain name for “LanzaTech.com.”

Intellectual Property Overview and Risks
Most of our intellectual property assets were developed and are owned solely by us, a few have been developed via collaboration, some of which are jointly owned with third parties, and a small number have been acquired or licensed from third parties. We expect that we will continue to make additional patent application filings and that we will continue to pursue opportunities to acquire and license additional intellectual property assets, technologies, platforms or products as developments arise or are identified.
Regardless, we cannot be certain that any of the patent filings or other intellectual property rights that we have pursued or obtained will provide the protection we seek. Our future commercial success depends, in part, on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents and other intellectual property; preserve the confidentiality of our trade secrets; and operate without infringing, misappropriating or violating the valid and enforceable patents and other intellectual property rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents, trade secrets or other intellectual property rights that cover these activities. With respect to both our owned and licensed intellectual property, we cannot be sure that patents will issue with respect to any of the owned or licensed pending patent applications or with respect to any patent applications that we, our co-owners or our licensors may file in the future, nor can we be sure that any of our owned or licensed patents or any patents that may be issued in the future to us or our licensors will be commercially useful in protecting any products that we ultimately attempt to commercialize, or any method of making or using such products.
Under the “march-in” provisions of the Bayh-Dole Act, the government may have the right under limited circumstances to require us to grant exclusive, partially exclusive or non-exclusive rights to third parties under any intellectual property discovered through the government-funded programs. March-in rights can be triggered if the government determines that we have failed to work sufficiently towards achieving practical application of a technology or if action is necessary to alleviate health or safety needs, to meet requirements for public use specified by federal regulations or to give preference to U.S. industry. Specifically, certain of our granted and pending patents that cover recombinant and other microorganisms, cell-free protein synthesis platforms, protein expression vectors, fermentative production pathways, and microbial and ethanol conversion pathways may be subject to march-in-rights. These patents account for less than one percent of our granted and pending patents.
Key Collaboration Agreements
License Agreement with Battelle Memorial Institute
In September 2018, we entered into a license agreement with Battelle, which was subsequently amended in January and April 2020 (as amended, the “Battelle License Agreement”). Under the Battelle License Agreement, Battelle granted to us an exclusive sublicensable commercial license to certain patents related to the conversion of ethanol to fuels (the “Battelle patent rights”).
Under the Battelle License Agreement, we must meet certain development milestones, including producing and selling products and sublicensing the Battelle patent rights to others within certain timeframes. The agreement also requires that any products manufactured using the Battelle patent rights and sold within the United States will be substantially manufactured in the United States. Battelle retains the right to practice or license the Battelle patents to nonprofit institutions for research, development, or demonstration purposes. We licensed our rights and obligations under the Battelle License Agreement exclusively to LanzaJet. As such, we may only exercise these rights through a sublicense from LanzaJet.
In connection with our entry into the Battelle License Agreement, we paid an initial fee of $5,000 and agreed to pay Battelle a royalty of less than one percent of net sales of products involving the Battelle patent rights and a 10% royalty on all sublicense revenues and royalties. As of the date of this annual report, we have not been required to make any royalty payments under the Battelle License Agreement.

The Battelle License Agreement remains effective until the last of the Battelle patent rights expires, is abandoned or is adjudicated invalid, unless the agreement is earlier terminated. The last of the Battelle patent rights are currently scheduled to expire in approximately October 2035. Battelle may terminate the agreement if we become insolvent or if we fail to meet certain reporting or payment requirements under the agreement. Battelle may also terminate the agreement or convert the license into a non-exclusive license if we fail to reach certain of the abovementioned development milestones within the applicable time periods. We may terminate the Battelle License Agreement upon 60 days’ prior notice to Battelle, and either party may terminate the agreement if the other party breaches the agreement and fails to cure such breach after 60 days’ notice. We agreed to indemnify Battelle against certain third-party claims related to the Battelle patents.
LanzaJet Agreements
LanzaJet Amended and Restated Investment Agreement
On April 1, 2021, we entered into an amended and restated investment agreement with LanzaJet, Mitsui, Suncor, British Airways and Shell. We refer to this agreement as the “LanzaJet Investment Agreement.” The LanzaJet Investment Agreement was entered into in order to facilitate the production of SAF by designing, constructing and operating a demonstration facility located at the LanzaTech Freedom Pines Biorefinery in Soperton, Georgia (the “LanzaJet Freedom Pines Demonstration Facility”), and to determine the feasibility of developing additional potential facilities for commercial scale production of fuel.
Under the LanzaJet Investment Agreement, we received shares of common stock of LanzaJet (“LanzaJet shares”), in exchange for a license to our rights and obligations under the Battelle License Agreement (discussed further below under “— License Agreement with LanzaJet”). Pursuant to the LanzaJet Investment Agreement, Mitsui, Shell, British Airways and Suncor each contributed an initial cash investment in exchange for shares of common stock of LanzaJet.
Each of Mitsui, Shell, British Airways and Suncor agreed to make an additional cash investment following the achievement of certain development milestones relating to the demonstration facility, which payments we refer to as second tranche investments. If made, the second tranche investments would fund the development and operation of commercial facilities by Mitsui, Shell, British Airways and Suncor, respectively. These commercial facilities would sublicense the relevant fuel production technology from LanzaJet. Upon the closing of each of the first three of these second tranche investments and no later than the sublicensing of the relevant facility, LanzaJet is required to issue additional LanzaJet shares to us. We currently hold approximately 25% of the outstanding shares of LanzaJet. Upon the issuance of additional shares to us in connection with the closing of each of the first three potential second tranche investments, we would hold approximately 40%, 50% and 57% of the outstanding shares of LanzaJet, respectively. Unless and until two second tranche investments are made and assuming none of the employee equity incentive pool is issued as shares, LanzaJet undertakes an initial public offering or a sale of LanzaJet occurs under certain circumstances, we would remain a minority shareholder of LanzaJet.
The LanzaJet Investment Agreement may be terminated by the mutual consent of the parties at any time or automatically as to the second tranche obligations of any party if LanzaJet has not called for such party to make a second tranche investment by December 31, 2025. Each party to the LanzaJet Investment Agreement agreed to indemnify the other parties for all claims arising from such party’s breach of the agreement or from fraud, gross negligence, or willful misconduct with regard to the agreement.
License Agreement with LanzaJet
In May 2020, in connection with the LanzaJet Investment Agreement, we entered into the LanzaJet License Agreement. Under the LanzaJet License Agreement, we granted to LanzaJet a perpetual, worldwide, non-transferrable, irrevocable, royalty-free, sublicensable, exclusive license to all of our intellectual property rights under the Battelle License Agreement, as well as other intellectual property owned by us relating to the conversion of ethanol to fuels. LanzaJet assumed all of our obligations under the Battelle License Agreement, including development, reporting, royalty payment and sublicensing obligations. LanzaJet assumed all of our rights under the Battelle License Agreement except for our rights, in certain circumstances, to terminate the agreement, to amend the agreement or to assign our rights thereunder, provided that we may not exercise these rights without LanzaJet’s prior consent.
The license granted by us to LanzaJet is exclusive, including as against us, with the exception of certain development projects we are undertaking in collaboration with the U.S. Department of Energy or pursuant to certain grants from the U.S. Department of Energy, for which LanzaJet granted us a worldwide, non- transferable, non-sublicensable, non-exclusive, royalty-free sublicense to the relevant intellectual property rights. LanzaJet also agreed to grant us a non-exclusive sublicense at most-favored nation pricing to fulfill certain pre-existing SAF obligations if we are unable to fulfill these obligations through other off-take agreements.
The LanzaJet License Agreement has an indefinite term. If LanzaJet fails to perform its obligations under the Battelle License Agreement, we may continue to perform our obligations under such agreement. LanzaJet may terminate the LanzaJet License Agreement immediately upon notice to us if a material portion of the licensed subject matter is determined by a court to be invalid. We may terminate the agreement upon 30 days’ written notice if LanzaJet materially breaches the agreement and fails to cure after receiving notice of the breach. If certain commercial facility development milestones are not met under the LanzaJet Investment Agreement, we may terminate the LanzaJet License Agreement and after such termination, the agreement will survive solely with respect to the LanzaJet Freedom Pines Demonstration Facility. If the agreement is terminated for any other reason, LanzaJet’s license will cease immediately but any sublicenses granted by LanzaJet prior to termination of the agreement will survive, subject to their terms. We and LanzaJet agreed to indemnify the other against certain third-party claims.
LanzaJet Amended and Restated Stockholders’ Agreement
In connection with the LanzaJet Investment Agreement, on April 1, 2021, we entered into an amended and restated stockholders’ agreement with LanzaJet, Shell, Mitsui, British Airways and Suncor (the “LanzaJet Stockholders’ Agreement”). Under the LanzaJet Stockholders’ Agreement, each party is required to hold and vote its shares of LanzaJet stock to ensure that LanzaJet’s board of directors (the “LanzaJet board”) is composed of eight directors: one designee from each of British Airways, Mitsui, Suncor and Shell, two LanzaTech designees (one of which will be the chairperson), LanzaJet’s chief executive officer, and one independent director. Each party must hold a certain number of shares of LanzaJet common stock in order to maintain their respective designated board seats. Pursuant to the agreement, if a party votes to remove its designated director from the LanzaJet board, the other parties must also vote in favor of removal. If a party fails to comply with its obligations under the second tranche investments provided for in the LanzaJet Investment Agreement, the other parties may vote to remove that party’s designee, and such party will forfeit its designated LanzaJet board seat in exchange for the right to designate a non-voting observer to the LanzaJet board.
The agreement also provides that the parties must vote their shares in favor of a proposed change of control transaction and take all reasonable steps necessary to execute the transaction if it meets certain standards and is approved by us, the LanzaJet board, and any investor holding a certain number of LanzaJet shares.
The parties to the LanzaJet Stockholders’ Agreement may not transfer their LanzaJet shares until 2026, except for permitted transfers to affiliates. LanzaJet has a right of first refusal with regard to all transfers of LanzaJet shares to third parties and if LanzaJet declines to exercise this right, the other parties to the agreement are entitled to a pro rata right of first refusal. We and the other parties will also have a pro rata right of first refusal with regard to new LanzaJet shares issued as well as a put right with respect to LanzaJet shares that we and such parties hold upon the occurrence of certain conditions. The LanzaJet Stockholders’ Agreement also provides registration rights in connection with an initial public offering of or other registration of LanzaJet shares.
Each party to the LanzaJet Stockholders’ Agreement agrees to indemnify the other parties for all claims arising from such party’s breach of the agreement or from fraud, gross negligence, or willful misconduct with regard to the agreement. The LanzaJet Stockholders’ Agreement will terminate either with the consent of all of the parties or upon an initial public offering of LanzaJet shares or a specified liquidation event.

LanzaJet Note Purchase Agreement
On November 9, 2022, we and the other LanzaJet shareholders entered into the LanzaJet Note Purchase Agreement, pursuant to which FPF, a wholly owned subsidiary of LanzaJet, will issue, from time to time, notes in an aggregate principal amount of up to $147.0 million (the “LanzaJet Notes”), comprised of approximately $113.5 million aggregate principal amount of 6.00% Senior Secured Notes due December 31, 2043 and $33.5 million aggregate principal amount of 6.00% Subordinated Secured Notes due December 31, 2043. We have committed to purchase $5.5 million of Subordinated Secured Notes in a funding expected to occur on May 1,2023. The Senior Secured Notes are secured by a security interest over substantially all assets of FPF, and both the Senior Secured Notes and the Subordinated Secured Notes are secured by a security interest over all intellectual property owned or in-licensed by LanzaJet. LanzaJet also provides a guarantee of any costs and expenses required to complete the LanzaJet Freedom Pines Demonstration Facility and achieve commercial operation.
Each purchaser of LanzaJet Notes under the LanzaJet Note Purchase Agreement is also entitled to receive a warrant for the right to purchase 575 shares of common stock of LanzaJet for each $10,000 of LanzaJet Notes purchased by such purchaser (which, in the case of LanzaTech, will be equal to a right to purchase 316,250 shares of common stock of LanzaJet).
Under the LanzaJet Note Purchase Agreement, FPF must provide periodic progress reports and financial information to the noteholders, in addition to providing notice of certain significant events. Additionally, FPF is restricted from undertaking certain transactions or making certain restricted payments while the LanzaJet Notes are outstanding. The LanzaJet Note Purchase Agreement may be amended with the approval of FPF and all noteholders. Upon an event of default under the Note Purchase Agreement, each purchaser may accelerate its own LanzaJet Notes. Enforcement against the collateral securing the LanzaJet Notes requires the approval of certain holders as specified in the LanzaJet Notes. Under the LanzaJet Note Purchase Agreement, FPF has agreed to indemnify the noteholders for certain liabilities.
Mitsui Alliance Agreement
On February 15, 2022, we entered into an amended and restated collaboration agreement with Mitsui which was further amended on March 24, 2022 and October 2, 2022 (as amended, the “Mitsui Alliance Agreement”). Under the Mitsui Alliance Agreement, Mitsui must use commercially reasonable efforts to promote our gasification, waste-to-ethanol and CarbonSmart technology and establish commercial facilities using this technology in Japan. In exchange, we agreed to exclusively promote and designate Mitsui as our preferred provider of investment and off-take services worldwide, as well as our preferred provider of engineering, procurement and construction services in Japan, subject to exceptions for certain of our existing commercial partnerships that allow us to recommend Brookfield as a provider of investment services in specified circumstances, including the Brookfield Framework Agreement. We and Mitsui agreed to share prospective customer information and to structure package offerings of our combined services through either a joint venture or royalty payment structure.
Under the Mitsui Alliance Agreement, we may not recommend any alternative provider of the aforementioned services without the advance written consent of Mitsui. In addition, we agreed to provide Mitsui with the right to first offer its services to any customer who requires or requests these services. We must obtain written consent from Mitsui before soliciting customers or marketing or recommending our waste-to-ethanol technology in Japan.
The Mitsui Alliance Agreement may be terminated by Mitsui without cause with three months’ notice. The agreement may be terminated by us or Mitsui if the other party becomes insolvent or if the agreement is materially breached and the breaching party fails to cure within 30 days after receiving notice of the breach. We and Mitsui have agreed to indemnify each other against certain third-party claims.
Shougang Joint Venture
Articles of Association of Beijing Shougang LanzaTech Technology Co., Ltd
Through our subsidiary LanzaTech Hong Kong Limited, a limited liability company organized in Hong Kong, we hold approximately 9.3% of the outstanding shares of Beijing Shougang LanzaTech Technology Co., Ltd (the

“Shougang Joint Venture”) as a result of our contribution of certain intellectual property rights (see “ — Shougang Joint Venture License Agreement” below). Our rights and responsibilities as a holder of such shares are set forth in the Shougang Joint Venture’s Articles of Association,effective in November 2021. Because our shares were issued before an initial public offering of the Shougang Joint Venture, our shares may not be transferred within one year from the date on which the Shougang Joint Venture’s shares are publicly listed. The Shougang Joint Venture has an indefinite duration.
At the general meeting of shareholders of the Shougang Joint Venture, shareholders have the authority to determine the Shougang Joint Venture’s business plan, elect and replace directors, increase or decrease the registered capital of the Shougang Joint Venture, amend the Shougang Joint Venture, dissolve the Shougang Joint Venture, and approve certain transactions, among other functions. As a holder of more than 3% of the shares of the Shougang Joint Venture, we have the right to submit proposals to the Shougang Joint Venture at general meetings.
Except as otherwise provided, and in accordance with accounting provisions of the Shougang Joint Venture, when a distribution of Shougang Joint Venture profits is approved, the Shougang Joint Venture’s after-tax profits are distributed in proportion to the shares held by shareholders. In the event of a liquidation, the Shougang Joint Venture’s property must be distributed in proportion to the shares held by shareholders after liquidation expenses, wages of employees, statutory compensation, owed tax and Shougang Joint Venture debts are paid. If we object to a resolution on merger and division of the Shougang Joint Venture, we can request the Shougang Joint Venture acquire our shares.
Shougang Joint Venture Letter Agreement
On November 3, 2021, LanzaTech Hong Kong Limited entered into a side letter of agreement (the “Shougang Joint Venture Letter Agreement”) with the Shougang Joint Venture and Mitsui. The Shougang Joint Venture Letter Agreement sets forth the parties’ mutual understanding that if the Shougang Joint Venture decides not to pursue an initial public offering of its securities in China or if an initial public offering does not take place by the end of 2024, the Shougang Joint Venture will make commercially reasonable efforts and discuss in good faith with shareholders the possibility of restoring certain provisions from a previous version of the Shougang Joint Venture Articles, including provisions granting shareholders rights to financial records, board composition provisions, and provisions requiring unanimous consent of the board to make certain decisions.
Shougang Joint Venture License Agreement
On September 6, 2021, we entered into an Intellectual Property Rights License Agreement with the Shougang Joint Venture, which was subsequently amended in January 2022 (as amended, the “Shougang Joint Venture License Agreement”). Under the Shougang Joint Venture License Agreement, we granted the Shougang Joint Venture a license to certain of our intellectual property rights, including certain patented fermentation processes, alcohol production processes, novel bacteria and trademarks. The license we granted to the Shougang Joint Venture is a non-transferable (except with our written consent), exclusive, sublicensable commercial license under the licensed subject matter, to utilize gas fermentation technology to produce ethanol and by-products at commercial facilities in China. The Shougang Joint Venture may sublicense its rights to third-party contractors acting on its behalf, subject to certain conditions.
In consideration for the licenses we granted to the Shougang Joint Venture, the Shougang Joint Venture agreed to pay us a royalty on a graduated scale from 10% to 20% of all sublicensing revenues received by the Shougang Joint Venture in connection with the establishment and sublicensing of certain commercial facilities by the Shougang Joint Venture after the first commercial facility. As of the date of this annual report, we have not received any royalty payments from the Shougang Joint Venture. Because our shareholding ratio in the Shougang Joint Venture has fallen below 10% due to a financing prior to the submission of an application by the Shougang Joint Venture for an initial public offering on a securities exchange in China, we have the right to request an adjustment to the royalty rates payable to us by the Shougang Joint Venture. This right will automatically terminate upon the submission of an application by the Shougang Joint Venture for an initial public offering on a securities exchange in China. If such application is subsequently terminated, our right to request an adjustment to the royalty rates will resume. The Shougang Joint Venture License Agreement provides that we will solely own all developed technology that results from, is based on, or uses the licensed subject matter in the operation of the Shougang Joint Venture, and all such technology will be subject to the license granted to the Shougang Joint Venture.
The Shougang Joint Venture has a right to cooperate with third parties regarding any commercial license under the licensed subject matter, subject to certain conditions. We agreed not to enter into any agreement with any third party preventing the Shougang Joint Venture’s rights on the licensed subject matter in China. If the Shougang Joint Venture has not entered negotiations or signed an agreement with a third party for commencement of a project within a certain period of time, we will be free to engage with such third party ourselves.
Upon submission of an application by the Shougang Joint Venture for an initial public offering on a securities exchange in China, if we enter liquidation and as a result the Shougang Joint Venture License Agreement is terminated, the Shougang Joint Venture will be granted an option to call for an assignment of patents that are licensed pursuant to the agreement at that time, provided we first receive a written irrevocable, non-exclusive sublicense for the surviving term of such patents. If the Shougang Joint Venture’s application for an initial public offering is revoked or otherwise terminated, this call option will automatically become void. If the Shougang Joint Venture’s right to the licensed subject matter is prohibited or restricted by operation of United States export controls, the Shougang Joint Venture has the right to continue to use the licensed subject matter as provided in the agreement. In such event, so long as the Shougang Joint Venture’s continued use of the licensed subject matter complies with the agreement, we agreed not to initiate patent infringement claims against the Shougang Joint Venture.
The Shougang Joint Venture License Agreement will continue until the earlier of (a) the date the final licensed intellectual property right expires or terminates, (b) the date the last commercial facility is permanently decommissioned and (c) termination of the agreement. The agreement will terminate automatically in the event that the Shougang Joint Venture dissolves or is liquidated, institutes or actively participates in any action, suit or proceeding to invalidate or limit the scope of the licensed subject matter, or breaches certain provisions of the agreement. We may terminate the Shougang Joint Venture License Agreement upon default by the Shougang Joint Venture if the Shougang Joint Venture does not remedy the default within 60 days. We agreed to indemnify the Shougang Joint Venture, its affiliates and their current and former representatives from claims resulting from our material breach of the representations and warranties of the Shougang Joint Venture License Agreement. We have the first right to enforce and defend against infringement of the intellectual property licensed under the Shougang Joint Venture License Agreement and to recover any monetary compensation awarded in any litigation proceedings. If we fail to do so, the Shougang Joint Venture may enforce and defend the licensed intellectual property against infringement.
Letter Agreement with Sinopec
On April 12, 2021, we entered into a letter agreement with Sinopec and the Shougang Joint Venture (the “Sinopec Letter Agreement”). The parties to the Sinopec Letter Agreement agreed that the Shougang Joint Venture has exclusive rights to use our gas fermentation technology in commercial projects in China to produce fuel ethanol using steel mill and ferroalloy off-gas as described in the Shougang Joint Venture License Agreement. The Shougang Joint Venture agreed to notify Sinopec and us if it enters into a term sheet or equivalent preliminary agreement with respect to the use of our gas fermentation technology in commercial projects in China falling outside the scope of the Shougang Joint Venture License Agreement.
Sinopec and the Shougang Joint Venture have the right to cooperate with us on commercial projects outside the scope of the Shougang Joint Venture License Agreement and to provide technical and engineering services.
Grant Agreement with the European Climate, Infrastructure and Environment Executive Agency
Through our subsidiary LanzaTech BV, on October 7, 2020, we entered into a Grant Agreement (the “CINEA Grant Agreement”) with the European Climate, Infrastructure and Environment Executive Agency (formerly the Innovation and Networks Executive Agency of the European Union) (“CINEA”), along with SkyNRG BV (“SkyNRG”), RSB Roundtable on Sustainable Biomaterials Assocation, E4tech (UK) Ltd and Fraunhofer Gesellschaft zur Forderung der Angewandten Forschung E.V. The CINEA Grant Agreement provides for the award of a grant from CINEA to the parties to the CINEA Grant Agreement to fund the “Fuel via Low Carbon Integrated Technology from Ethanol” program, which we refer to as the FLITE program, to expand the supply of low carbon jet fuel in Europe by designing, building, and demonstrating an innovative ethanol-based ATJ technology in an ATJ Advanced Production Unit. Pursuant to the CINEA Grant Agreement, LanzaTech is responsible for plant design, construction and operations using ATJ technology. The CINEA Grant Agreement contemplates that FLITE will occur for a period of 48 months ending on November 30, 2024.
The maximum grant amount under the CINEA Grant Agreement is EUR 20,000,000. The grant is applied to 100% of non-profit eligible costs and 70% of for-profit eligible costs. The estimated eligible costs of implementing the FLITE program are approximately EUR 54,500,000.
Pursuant to the CINEA Grant Agreement, we own any intellectual property generated as a result of our participation in the program. If we do not protect, exploit and disseminate such intellectual property rights, to the extent reasonable and possible, CINEA may assume ownership thereof.
The parties must compensate CINEA for any damage it sustains as a result of the parties’ implementation of the FLITE program or because the FLITE program was not implemented in full compliance with the CINEA Grant Agreement.
The participation of a party may be terminated by the coordinator of the CINEA Grant Agreement, designated as SkyNRG, upon request of the concerned party or on behalf of the other parties, subject to certain notice requirements and based upon reasons that must be approved by CINEA. CINEA may independently terminate the CINEA Grant Agreement or the participation of one or more parties in certain enumerated situations, including a party’s change in financial or organization situation likely to affect the program, substantial errors or serious breach of obligations under the agreement, systemic errors or fraud in other similar agreements, and force majeure.
The agreement may be amended by request of any of the parties subject to the procedural guidelines therein. The agreement may be terminated by the parties with cause, or without cause subject to a potential reduction of the grant amount.
Agreements with Sekisui Chemical Co., Ltd.
Memorandum of Understanding with Sekisui
On June 20, 2018 we entered into a Memorandum of Understanding with Sekisui with respect to the business of producing ethanol converted by microbes from syngas generated from municipal solid waste, industrial solid waste, and other waste materials (the “Sekisui MOU”).
Under the Sekisui MOU, we and Sekisui agreed to notify each other of any new projects or opportunities anywhere in the world relating to waste-to-ethanol production, to the extent legally permissible, and to inform relevant third parties of the other party’s intent to participate in such new projects. If Sekisui notifies us of a business project in Japan, we agreed not to grant or license our technology or provide media, microbes, or technical support to the project without Sekisui’s consent. Sekisui will manage developing and establishing appropriate structures related to the waste to ethanol production, collection of license fees, providing main and non-specialized technical support of operations, and media and microbe distribution following our manufacture thereof.
The Sekisui MOU expires on June 20, 2028, at which point we and Sekisui must engage in good faith discussions on whether to extend the term. We also must engage in good faith discussions to determine whether the Sekisui MOU should be terminated or amended if there is a substantial change for either party relating to the performance of or responsibility for waste to ethanol production, including changes in control or ownership of either party.
Sekisui Term Sheet
On February 21, 2020, we entered into a term sheet with Sekisui (the “Sekisui Term Sheet”) in connection with the development of a waste-to-ethanol commercial facility. The Sekisui Term Sheet addresses the provision of engineering services by LanzaTech to the future operator of the commercial facility, and the granting of a license by LanzaTech to Sekisui for certain information, technology and intellectual property necessary to design, operate, and maintain the fermentation processes, microbes, and ethanol by-products of the commercial facility. The Sekisui

Term Sheet governs the terms of operation of the first commercial facility and any future facilities contemplated under the Sekisui Memorandum, including with respect to performance targets and guarantees and engineering fees.
Under the Sekisui Term Sheet, we are expected to provide, sell or distribute microbes and trace media for the operation of the commercial facility for a fixed fee, subject to mutually agreed price adjustments for future facilities. For any additional facility that is constructed in accordance with the terms of the Sekisui Memorandum, we would not provide trace media or microbes without Sekisui’s consent.
After a certain date, the fixed fee arrangement is expected to end and we expect to charge our standard price for the microbes and trace media. At that point, Sekisui may choose which type of microbes and trace media it would like to purchase from us, and we must carry stock of the same microbes sold to Sekisui for at least one year from the last delivery.
The entity operating the commercial facility is required to pay to us and Sekisui a license fee consisting of a percentage of gross sales of all products which utilize our licensed subject matter. Our portion of the licensing fee is a single-digit percentage of gross sales of all products which utilize our licensed subject matter. As of the date of this annual report, we have not received any payments under the Sekisui Term Sheet. The provisions of the Sekisui Term Sheet relating to the license and supply of media and microbes continue in effect as long as the commercial facility is operating. Once in effect, we may terminate the license for uncured material breach, if the licensee becomes insolvent, or if there is a change of control or assignment without our consent.
Grant Agreement between LanzaTech UK Limited and UK Secretary of State for Transport
On December 12, 2022, LanzaTech UK Limited (“LanzaTech UK”), a wholly owned subsidiary of LanzaTech, was awarded a grant from the UK Authority in connection with Project DRAGON. The grant was awarded to fund LanzaTech UK’s front-end engineering design and associated project development activities for the UK Authority to achieve a final investment decision for a proposed facility in Port Talbot, South Wales, United Kingdom. The proposed facility would use LanzaTech’s process technology to convert a variety of waste sources into waste-based low-carbon ethanol. This ethanol would then be converted to SAF and diesel fuel using LanzaJet's ATJ technology.
Pursuant to the grant agreement between LanzaTech UK and the UK Authority (the “DRAGON Grant Agreement”), the UK Authority agreed to provide to LanzaTech UK up to £24,961,000 upon the achievement of certain milestones related to Project DRAGON. In return, LanzaTech UK agreed to provide regular progress reports, audit reports, and documentation of its expenses to the UK Authority. In the event that LanzaTech UK defaults on its obligations under the DRAGON Grant Agreement, the UK Authority may suspend payments under the agreement, reduce the amount of the grant, require LanzaTech UK to repay amounts paid under the grant with interest, or terminate the agreement. All intellectual property rights owned by each of the parties prior to the date of the DRAGON Grant Agreement or developed by either party during the period of the grant will remain the property of such party. However, any intellectual property rights developed in the course of the activities funded by the grant and included in LanzaTech’s periodic progress reports to the UK Authority will belong to the UK Authority.
Either party may terminate the DRAGON Grant Agreement for convenience upon 28 days’ written notice. Upon termination of the DRAGON Grant Agreement, LanzaTech UK must return any unspent funds issued under the grant and promptly prepare a plan to terminate funded activities. If the UK Authority terminates the agreement for convenience, it will be obligated to pay to LanzaTech UK a reasonable amount in respect of any activities completed in furtherance of Project DRAGON at the time of termination, but will not be liable for any expenses related to any transfer or termination of any of LanzaTech UK’s employees engaged in activities related to Project DRAGON. The period for which the grant is awarded expires on March 31, 2025.
LanzaTech UK has agreed to indemnify and hold harmless the UK Authority and its representatives with respect to all actions, claims, charges, demands, losses and/or proceedings arising from or incurred by reason of the actions or omissions of LanzaTech UK in connection with Project DRAGON. To the extent permitted under applicable law, the UK Authority’s liability to LanzaTech UK under the DRAGON Grant Agreement will be limited to its obligation to make payment of grant funds when due and payable.

Agreements with Brookfield
Brookfield Framework Agreement
On October 2, 2022 we entered into a framework agreement with BGTF LT Aggregator LP, an affiliate of Brookfield Asset Management Inc. (“Brookfield” and such agreement, the “Brookfield Framework Agreement”). Under the Brookfield Framework Agreement, we agreed to exclusively offer Brookfield the opportunity to acquire or invest in certain projects to construct commercial production facilities employing CCT technology in the U.S., the European Union, the United Kingdom, Canada or Mexico for which we are solely or jointly responsible for obtaining or providing equity financing, subject to certain exceptions. We agreed to present Brookfield with projects that over the term of the agreement require equity funding of at least $500,000,000 in the aggregate. With respect to projects acquired by Brookfield, we are entitled to a percentage of free cash flow generated by such projects determined in accordance with a hurdle-based return waterfall. Brookfield has no obligation under the Brookfield Framework Agreement to invest in any of the projects. Additionally, we agreed to recommend Brookfield to customers that, in our reasonable judgment, are likely to need third-party funding to develop, construct and own projects subject to the Brookfield Framework Agreement.
Brookfield’s exclusivity will terminate upon the earliest of (a) the aggregate equity funding by Brookfield in projects acquired by Brookfield of at least $500,000,000, along with Brookfield’s written notice that it will no longer maintain access to at least $500,000,000 to fund new projects, (b) Brookfield’s rejection of a specified number of projects that otherwise meet certain criteria over a specified time period, and (c) October 2, 2027, which is the date the Brookfield Framework Agreement is set to terminate.
Brookfield SAFE
On October 2, 2022, concurrently with entry into the Brookfield Framework Agreement, we entered into a Simple Agreement for Future Equity with Brookfield (the “Brookfield SAFE”). Under the Brookfield SAFE, we agreed to issue to Brookfield the right to certain shares of Legacy LanzaTech’s capital stock, in exchange for the payment of $50,000,000 (the “Initial Purchase Amount”). Following the completion of the Business Combination, Brookfield may, at any time at its option, convert all or a portion of the Initial Purchase Amount less any amount that has already been converted or repaid (the “Purchase Amount”) into shares of the common stock. The number of shares into which the Purchase Amount and the Non-Repayable Amount (as defined below) are convertible is determined by dividing such amount by the price per share paid by the PIPE Investors ($10.00).
On the fifth anniversary of the Brookfield SAFE, we will repay in cash any remaining unconverted portion of the Initial Purchase Amount (the “Remaining Amount”), plus interest in the high single digits, compounded annually. For each $50,000,000 of aggregate equity funding required for qualifying projects acquired by Brookfield in accordance with the Brookfield Framework Agreement, the Remaining Amount would be reduced by $5,000,000 (such reduction, the “Non-Repayable Amount”). Equity funding for any one or more projects in excess of $50,000,000 in the aggregate will be counted towards the next $50,000,000 of equity funding required for qualifying projects.
We may be required to repay the Brookfield SAFE prior to the fifth anniversary if upon a conversion event, if we take certain actions that would cause us to be unable to satisfy our obligations under the Brookfield SAFE, including failure to provide for certain rights to Brookfield in an Equity Financing or taking any action that would reasonably be expected to cause the fair market value of LanzaTech to fall below $200,000,000. LanzaTech, Inc. provided a guarantee for LanzaTech to repay its obligations under the Brookfield SAFE, including any expenses incurred by Brookfield in enforcing or exercising its rights under such guarantee.
In the case of a liquidation or dissolution of LanzaTech, Brookfield would be entitled to receive a portion of the proceeds equal to the Purchase Amount plus interest in the high single digits, compounded annually, and such right would be on par with unsecured indebtedness of LanzaTech, and rank senior to any outstanding common stock, preferred stock and other SAFEs.

The Brookfield SAFE will automatically terminate following the earliest occurrence of (A) the Initial Purchase Amount having been fully repaid and/or converted and (B) the payment of amounts due to Brookfield in the event of a liquidation or dissolution of LanzaTech.
Brookfield Cooperation Letter Agreement
On October 2, 2022, in connection with our entry into the Brookfield Framework Agreement, we entered into a letter agreement with Suncor and Brookfield (the “Brookfield Cooperation Letter Agreement”). Under the Brookfield Cooperation Letter Agreement, we agreed to simultaneously notify Suncor upon the submission of any notice to Brookfield that a project is construction-ready under the Brookfield Framework Agreement for any equity investment opportunity in Canada or Colorado. For any of such investment opportunities Brookfield pursues, Brookfield has agreed under the Brookfield Cooperation Letter Agreement to grant Suncor the right to invest up to a certain percentage that lies between 15 – 25% of the required equity capital on economic terms at least as favorable as those granted to Brookfield and any other third-party investors.
Under the Brookfield Cooperation Letter Agreement, Suncor agreed to notify Brookfield of any projects using our technology that Suncor establishes which require equity capital from a third-party. Suncor has also agreed to consider any investment proposal presented to it by Brookfield pursuant to such notification prior to the execution of agreements with other third parties.
Letter Agreement with IndianOil
On December 4, 2017, we entered into a letter of agreement (the “IndianOil Letter Agreement”) with IndianOil. The IndianOil Letter Agreement sets forth a framework for the development of a plant utilizing our technology to produce ethanol from waste gas at IndianOil’s Panipat refinery in Haryana, India, as well as terms for future agreements for the development of additional plants by IndianOil or other third parties. In connection with the IndianOil Letter Agreement, we licensed to IndianOil certain technology used to produce ethanol from waste gas in exchange for royalties in the range of $13 to $14 per metric ton of ethanol, net of any applicable tax, by the first plant. For each additional plant developed by IndianOil, IndianOil has agreed to a royalty between $28 and $31 per metric ton of ethanol for a period of five years or alternatively, a lump sum license fee of $8 million for an ethanol unit with a capacity of 40,000 metric tons per year, or on a proportionate basis predicated on the actual size of the future unit. As of the date of this annual report, we have not received any royalty or lump sum license fees under the IndianOil Letter Agreement. IndianOil agreed to purchase design and engineering services, proprietary microbes and trace media mix from us to facilitate the construction and operation of the first IndianOil plant. Additionally, we agreed to provide IndianOil with terms for commercial deployment of our waste gas to ethanol process that are at least as favorable as those that we may grant to third parties (other than parties in which we have ownership or co-development projects we may undertake with third parties) in addition to an exclusivity period during which we have agreed to engage IndianOil as our engineering partner for commercial plants developed by third parties using the oil refinery technology we licensed to IndianOil. The IndianOil Letter Agreement terminates on December 4, 2027, unless earlier terminated by mutual agreement.
Suncor License Agreement
On October 6, 2020, we entered into a Master Licensing Agreement with Suncor, which was amended and supplemented on October 2, 2022 by the Brookfield Cooperation Letter Agreement (as amended, the “Suncor License Agreement”). Pursuant to the Suncor License Agreement we granted Suncor a worldwide, non-exclusive, license to certain of our intellectual property related to our gas fermentation technology, which is sub-licensable only to joint ventures affiliated with Suncor and transferable only with our consent.
This license is conditional on Suncor’s fulfillment of certain obligations including the provision of financing, engineering, and other project support services reasonably required for us to accomplish certain developmental and funding targets. Suncor paid us an initial license fee of $5 million Canadian and has agreed to pay us a royalty of up to 10% of net revenue from excess ethanol produced at the first four commercial facilities developed under our joint development plans with Suncor above a certain daily quota and on all ethanol produced at additional facilities developed under our joint development plans with Suncor. Alternatively, Suncor may pay a one-time royalty fee for any licensed facility, which would be calculated based on the potential capacity of such facility. As of the date of this annual report, we have not received any royalty payments under the Suncor License Agreement.
Pursuant to the Suncor License Agreement, we granted most favored customer pricing to Suncor with regard to our engineering services, supply of equipment and microbes, and royalties from commercial facilities. Additionally, we granted Suncor a right of first refusal with regard to any investment in or off-take from any future commercial gas fermentation plants in Canada and Colorado, other than investment opportunities offered to Brookfield or its affiliates under the Brookfield Framework Agreement which would be subject to the provisions of the Brookfield Framework Agreement described above.
The Suncor License Agreement may be terminated by agreement of both parties if either party becomes insolvent, commits a material breach and fails to remedy such breach within a certain timeframe or if no commercial facilities have been completed under our joint development plans by 2031. We may terminate the agreement if Suncor fails to make required payments under the Suncor License Agreement. Suncor may terminate the agreement for convenience upon 90 days’ notice.
Government Regulation
Environmental Regulation
Our business and the businesses of the customers who license our technology are subject to various international, national, and regional laws and regulations relating to the production of renewable fuels, the protection of the environment and in support of the ethanol industry at large. These laws, their underlying regulatory requirements, and their enforcement, some of which are described below, impact our existing and potential business operations by imposing restrictions on our, our customers’ and our partners’:
•existing and proposed business operations or the need to install enhanced or additional pollution controls;
•need to obtain and comply with permits and authorizations;
•liability for exceeding applicable permit limits or legal requirements; and
•specifications related to the ethanol we market and produce.
GHG emissions are subject to environmental laws and regulations in the various jurisdictions in which we and our customers have operations. In the normal course of business, we and our customers and partners may be involved in legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act, the Resource Conservation and Recovery Act, and similar environmental laws across the globe relating to the designation of certain sites for investigation or remediation with respect to environmental risks.
Some of our and our customers’ operations are within jurisdictions that have or are developing regulatory regimes governing emissions of GHGs, including CO2. These include existing coverage under the European Union Emission Trading System, the California cap and trade scheme, India’s Performance, Achieve and Trade scheme, South Africa’s Trade Exposure and Greenhouse Gas Benchmark Regulations, the Tokyo Cap-and-Trade Program, China’s Emission Trading Scheme and any potential expansions of these policies or related policies. In addition, the EPA requires mandatory reporting of GHG emissions and is regulating GHG emissions for new construction and major modifications to existing facilities.
Increased public concern surrounding the emission of GHGs may result in more international, national, or regional requirements to reduce or mitigate the effects of GHG emissions. While carbon reduction legislation will support the business case for implementing carbon capture technology, we cannot predict the manner or extent to which such legislation may affect our customers and partners and ultimately help or harm our business.
Our business could be affected in the future by additional international, national, and regional regulation, pricing of GHG emissions or other climate change legislation, regulation, or agreements. It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation, regulations or agreements. Potential consequences of new obligations could include increased technology, transportation, material, and administrative costs and may require us to make additional investments in our operations. As we continue distributing our technology to our target markets, international, national, or regional government entities may seek to impose regulations or competitors may seek to influence regulations through lobbying efforts.
Fuel Ethanol Regulation
There are various governmental programs and policies across the world that affect the supply and demand for ethanol and to which a significant percentage of our customers and partners are sensitive. For instance, in the United States, the federal government mandates the use of a certain amount of renewable fuels under the Renewable Fuel Standard II, or RFS II, and the Environmental Protection Agency has the authority to take measures with respect to RFS II that can have the effect of increasing or decreasing the overall volume of ethanol in the U.S. Currently, LanzaTech-derived ethanol from industrial emissions does not qualify as a Renewable Identification Number generating fuel under the US RFS II program. Furthermore, the recent United States-Mexico-Canada Agreement maintains the duty-free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico and may have the effect of increasing the trading volume of ethanol throughout North America more broadly. Comparable international, U.S. federal and state regulatory and trading policies will affect the supply of ethanol for potential customers and partners within our target markets.
Chemical Regulation
There are important regulatory issues related to approval of chemicals from new pathways and approvals for import and use of genetically modified microorganisms (“GMM”). While specific requirements differ by jurisdiction, there are common elements across countries and regions such as chemical safety in production and end-use; required testing and data; process characterization; and following proper notification procedures. While chemically identical to existing and regulated chemicals, governments often require similar approval processes for new production routes such as those prescribed by the US Toxic Substances Control Act and the EU Registration, Evaluation, Authorisation and Restriction of Chemicals program. Further, the import and use of GMM such as biocatalysts in chemical production is governed by many of these same, as well as additional, laws and regulations. So far, we have received approximately 20 approvals or exemptions for use of our biocatalysts in the USA, China, India, Canada, Austria, Belgium, and Japan. As each jurisdiction has their own unique requirements for approval, our overall strategy for approval has included the use of external experts and consultants to accelerate our approval processes. Chemicals from new pathways is still an emerging area in legislation, where regulations are evolving to align with global best practices.
Our People & Culture
LanzaTech is a woman-led company. The core of who we are is based on a strong foundation of values. All team members are trained on how these fit into our day-to-day operations with our teammates and customers.
As of February 28, 2023, we had over 390 full-time equivalent employees working for LanzaTech in the United States, China, India, the United Kingdom, the European Union and New Zealand. None of our employees has engaged in any labor strikes. We have no collective bargaining agreements with our employees. We consider our relationship with our employees to be positive and have not experienced any major labor disputes.
Available Information
LanzaTech’s internet address is www.lanzatech.com. Information contained on this website is not a part of this report. LanzaTech makes available through this address, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed, or furnished to, the SEC.

ITEM 1A.RISK FACTORS
An investment in our equity securities involves a high degree of risk. Before you make a decision to buy our equity securities, in addition to the risks and uncertainties discussed in the section entitled “Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report. If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our equity securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Risks Related to Our Business and Industry
Our business, results of operations and financial condition have been, and could continue to be, adversely affected by the COVID-19 pandemic.
The ongoing COVID-19 pandemic has impacted our business and we expect it to continue to do so. Governments and businesses have taken, and may continue to take, unprecedented measures in response to the COVID-19 pandemic. Such measures have included restrictions on travel and business operations, temporary closures of businesses, and quarantines and shelter-in-place orders. The COVID-19 pandemic has caused significant volatility and disruption in global financial markets.
The COVID-19 pandemic and the measures taken by many countries in response have had an adverse impact on, and could continue to adversely impact, our business, results of operations and financial condition. These actions include:
•disruption in demand for the products produced using our process technologies, which has resulted and may continue to result in a decline in the prices we and our industry partners have been able to charge for the sale of such products;
•effects on our industry partners’ and potential industry partners’ ability or willingness to invest in new technologies or to work with us;
•a slow-down in the construction of manufacturing facilities for our technology platform;
•delays in the delivery of the products produced using our process technologies;
•a reduction in government grants and related funding for research and development;
•limitations on our ability to operate our business as a result of federal, state or local regulations imposed as a result of COVID-19; and
•limitations on our industry partners’ ability to conduct partnering activities in a timely manner.
We believe the aforementioned factors impact our revenues directly in instances where we participate in projects with industry partners under our co-development model, and indirectly in instances where we are party to licensing agreements with industry partners and collect lower royalty fees.
The full extent of the impact of the COVID-19 pandemic on our operational and current and future financial performance is currently uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the availability of effective treatments and vaccines, the emergence, severity and spread of potential variants of the virus that causes COVID-19, the imposition of and compliance with protective public safety measures, and the impact of the pandemic on the global economy and on the demand for the products produced using our process technologies and our ability to maintain current and foster new relationships with our industry partners. We are continuing to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities.

We have incurred losses and anticipate continuing to incur losses.
We have not achieved operating profitability in any quarter since our formation. Our net losses after tax were approximately $76.4 million for the twelve months ended December 31, 2022, and $46.7 million for the twelve months ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $456.2 million. We anticipate that we will continue to incur losses until we can sufficiently commercialize our process technologies. We cannot guarantee when we will operate profitably, if ever. The profitability of products produced using our process technologies depends largely on manufacturing costs and the market prices of the products produced using our process technologies. In the case of the partners with which we have entered licensing agreements, the prices they are able to charge impact the royalty fees we derive from their revenues. We must sustain the relationships we have developed with our current partners and successfully establish relationships with new partners to which we can license our proprietary technologies or with whom we can co-develop plants, and we must continue to find ways to further enhance our technology platform and product portfolio. If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.
The success of our plant operations is significantly dependent upon the strong execution and operation of each project by the respective industry partner as we rely, and expect to continue to rely, heavily on industry partners to effect our growth strategy and to execute our business plan. Our failure to successfully maintain and manage these relationships and enter into new relationships could delay our anticipated timelines, prevent the successful development and commercialization of products produced using our process technologies, negatively impact our financial results and prevent us from achieving or sustaining profitability.
Our ability to successfully maintain and manage partnering arrangements and enter into new partnering arrangements are critical factors to the success of our business and growth. We rely, and expect to continue to rely, heavily on such arrangements. We have limited or no control over the amount or timing of resources that any third party commits to negotiating a partnering arrangement with us or, if negotiated and entered into, the timing or amount of resources that a third party will commit to our projects. Any third party with which we are in negotiations may experience a change of policy or priorities and may discontinue negotiations with us. Any of our industry partners may fail to perform their obligations as expected. These industry partners may breach or terminate their agreements with us or otherwise fail to conduct their partnering activities successfully and in a timely manner. Further, our industry partners may not develop commercially viable products in connection with our partnering arrangements or devote sufficient resources to the development, manufacture, marketing and sale of products produced using our process technologies. Moreover, disagreements with an industry partner could develop, and any such conflict could reduce our ability to enter into future partnering agreements and negatively impact our relationships with one or more existing industry partners. Any of these events could delay our anticipated timelines, prevent the successful development and commercialization of products produced using our process technologies, negatively impact our financial results, and prevent us from ever achieving or sustaining profitability. These negative consequences could be augmented in the event that we are forced to seek replacement partners.
Our current and future partnering opportunities could be harmed if:
•we do not achieve our objectives under our arrangements in a timely manner, or at all;
•we disagree with our industry partners as to rights to intellectual property we jointly develop or that they must license from us, or as to their research programs or commercialization activities;
•we are unable to successfully manage multiple partnering arrangements occurring at the same time;
•applicable laws, regulations or state actors, domestic or foreign, impede our ability to enter into strategic arrangements;
•we develop processes or enter into additional partnering arrangements that conflict with the business objectives of our other arrangements;
•our industry partners become competitors of ours or enter into agreements with our competitors; or

•consolidation in our target markets limits the number of potential industry partners.
Additionally, because we have entered into exclusive arrangements with industry partners, other potential partners in our industry may choose to compete against us, rather than partner with us. This may limit our partnering opportunities and harm our business and prospects. Our business also could be negatively impacted if any of our industry partners undergoes a change of control or assigns the rights or obligations under any of our agreements. If any of our industry partners were to assign these agreements to our competitors or to a third party who is not willing to work with us on the same terms or commit the same resources as the current industry partner, our business and prospects could be adversely affected.
Even if we are successful in entering into strategic partnering arrangements, there are a number of different arrangements that we can pursue, and there are no assurances that we will select and negotiate the best arrangements for us and our stockholders.
We seek to commercialize our process technologies by pursuing licensing arrangements in some markets and seek arrangements to co-develop projects in others. Our business strategy is based on a wide variety of factors, including the size and competitive environment in each market, and our perceived ability to best monetize our proprietary technology. The types of arrangements we enter into with our industry partners will be significant in determining the amount of risk and control that we maintain with respect to the development and commercialization of products produced using our process technologies. The contractual arrangements with our industry partners will also determine the amount of capital we need to contribute to a particular project, as well as the revenue we may receive and the margins associated with any sale of products produced using our process technologies. We will need to analyze these issues properly and negotiate corresponding arrangements with our industry partners to efficiently balance the amount of risk we take, the level of control we maintain and the amount of revenues and margins we obtain with respect to the products produced using our process technologies. There are no assurances that we will select and negotiate the best arrangements for us and our stockholders. Failure to choose optimal arrangements could result in delays or failures in the commercial development of certain products produced using our process technologies, sub-optimal economic returns and capital commitments that negatively impact our business, and our ability to successfully pursue multiple opportunities in parallel.
We have entered into and anticipate entering into non-binding letters of intent, side letters, memoranda of understanding, term sheets and other arrangements with potential industry partners and cannot assure you that such arrangements will lead to definitive agreements. If we are unable to complete these arrangements in a timely manner and on terms favorable to us, our business will be adversely affected.
We have engaged in negotiations with a number of companies and have agreed to preliminary terms regarding the development and commercialization of certain products produced using our process technologies. We may be unable to negotiate final terms in a timely manner, or at all, and there is no guarantee that the terms of any final, definitive, binding agreement will be the same or similar to those currently contemplated in a preliminary agreement. Final terms may be less favorable to us than those set forth in the preliminary agreements. Delays in negotiating final, definitive, binding agreements could slow the development and commercialization of products produced using our process technologies. Failure to agree to final terms for the development and commercialization of such products could prevent us from growing our business, result in wasted resources and cause us to consume capital significantly faster than we currently anticipate.
We continue to face significant risks associated with our international expansion strategy.
We are continuing to seek new opportunities to produce and commercialize products using our process technologies outside the United States through entering into licensing and co-development arrangements with new and existing industry partners. Our international business operations are subject to a variety of risks, including:
•challenges associated with operating in diverse cultural and legal environments, including legal restrictions that impact our ability to enter into strategic partnering arrangements;
•the need to comply with a variety of U.S. laws applicable to the conduct of overseas operations, including export control laws and the Foreign Corrupt Practices Act and local law requirements;

•our ability, or reduced ability, to protect our intellectual property in certain countries;
•potential for longer sales cycles in certain countries;
•changes in or interpretations of foreign rules and regulations that may adversely affect our or our industry partners’ ability to produce or sell products manufactured using our process technologies or repatriate profits to the United States;
•economic, political or social instability in foreign countries;
•changes in demand for products produced using our process technologies in international markets;
•the imposition of tariffs and other foreign taxes;
•the imposition of limitations on, or increase of, withholding and other taxes on remittances and other payments by foreign subsidiaries or joint ventures;
•limitations on the production or movement of genetically engineered products or processes and the production or sale of products or processes manufactured using genetically engineered products, into, out of and within foreign countries; and
•the availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us.
Our inability to overcome these obstacles could harm our business, financial condition and operating results. Even if we are successful in managing these obstacles, our industry partners internationally are subject to these same risks and may not be able to manage these obstacles effectively.
Construction of our or our partners’ plants may not be completed in the expected timeframe or in a cost-effective manner. Any delays in the construction of plants could severely impact our business, financial condition, results of operations and prospects.
Our projected financial performance and results of operations depend on our ability and our partners’ abilities to construct several commercial scale plants. With respect to these future plants, we and our partners also do not have agreements with engineering, procurement or construction firms. Consequently, we cannot predict on what terms such firms may agree to design and construct future plants.
If we and our partners are unable to construct these plants within the planned timeframes, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease land on which to build plants, a stoppage of construction as a result of the COVID-19 pandemic, the imposition or heightening of sanctions or other economic or military measures in relation to the current Russia-Ukraine conflict, unexpected construction problems, permitting and other regulatory issues, severe weather, labor disputes, and issues with subcontractors or vendors, including payment disputes, our business, financial condition, results of operations and prospects could be severely impacted.
The construction and commission of any new project is dependent on a number of contingencies some of which are beyond our and our partners’ control. There is a risk that significant unanticipated costs or delays could arise due to, among other things, errors or omissions, unanticipated or concealed project site conditions, including subsurface conditions and changes to such conditions, unforeseen technical issues or increases in plant and equipment costs, insufficiency of water supply and other utility infrastructure, or inadequate contractual arrangements. Should these or other significant unanticipated costs arise, this could have a material adverse impact on our business, financial condition, results of operations and prospects. No assurance can be given that construction will be completed on time or at all, or as to whether we and our partners will have sufficient funds available to complete construction.

Failure to continuously reduce operating and capital costs for our and our partners’ facilities that deploy our process technologies may impact adoption of our process technologies and could severely impact our business, financial condition, results of operations and prospects.
As of the date of this annual report, 12 commercial facilities are either in engineering or under construction utilizing our technology. We anticipate the deployment of numerous commercial facilities to accelerate the commercialization of our process. If we are unable to adequately reduce and control the operating and capital costs of our and our partners’ facilities that deploy our process technologies, we will be unable to realize manufacturing volume and cost targets. We and our partners may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our current business model. This could reduce the market adoption of our process technologies and products, damage our reputation with current or prospective industry partners and investors, and harm our business, financial condition, results of operations and prospects.
Maintenance, expansion and refurbishment of our and our partners’ facilities, the construction of new facilities and the development and implementation of our new process technologies or new aspects of our existing process technologies involve significant risks.
Our facilities and our partners’ facilities may require regular or periodic maintenance, upgrading, expansion, refurbishment or improvement. Any unexpected operational or mechanical failure, including failure associated with breakdowns and forced outages, could reduce the facilities’ production capacity below expected levels, which would reduce our and our partners’ production capabilities and ultimately our revenues. Unanticipated capital expenditures associated with maintaining, upgrading, expanding, repairing, refurbishing, or improving facilities may also reduce our profitability. Our facilities and our partners’ facilities may also be subject to unanticipated damage as a result of natural disasters, terrorist attacks or other events.
If we or our partners make any major modifications to facilities, such modifications likely would result in substantial additional capital expenditures and could prolong the time necessary to bring the facility online. We or our partners may also choose to refurbish or upgrade facilities based on our assessment that such activity will provide adequate financial returns. However, such activities require time for development and capital expenditures before commencement of commercial operations, and key assumptions underpinning a decision to make such an investment may prove incorrect, including assumptions regarding construction costs and timing, which could harm our business, financial condition, results of operations and cash flows.
The construction of new manufacturing facilities entails a number of risks and assumptions, including the ability to begin production within the cost and timeframe estimated and to attract a sufficient number of skilled workers to meet the needs of the new facility. Additionally, our and our partners’ assessment of the projected benefits associated with the construction of new manufacturing facilities is subject to a number of estimates and assumptions, which in turn are subject to significant economic, competitive and other uncertainties that are beyond our control. If we or our partners experience delays or increased costs, our estimates and assumptions are incorrect, or other unforeseen events occur, our business, ability to supply our industry partners, financial condition, results of operations and cash flows could be adversely impacted.
Finally, we may not be successful or efficient in developing or implementing new processes technologies or new aspects of our existing process technologies. Innovation in production processes involves significant expense and carries inherent risks, including difficulties in designing and developing new process technologies, development and production timing delays, lower than anticipated manufacturing yields, and product defects. Disruptions in the production process can also result from errors, defects in materials, delays in obtaining or revising operating permits and licenses, returns of product from our industry partners, interruption in our supply of materials or resources, and disruptions at our or our partners’ facilities due to accidents, maintenance issues, or unsafe working conditions, all of which could affect the timing of production ramps and yields. Production issues can lead to increased costs and may affect our and our partners’ ability to meet product demand, which could adversely impact our business and results from operations.

Our commercial success may be influenced by the price of fossil feedstocks relative to the price of our waste-based feedstocks.
Our commercial success may be influenced by the cost of our and our partners’ products produced using our process technologies relative to fossil feedstock-based products. The cost of fossil feedstock-based products is in part based on the price of fossil feedstocks, which are subject to historically fluctuating prices. If the price of waste-based feedstocks increases and/or the price of fossil feedstocks decreases, products produced using our process technologies may be less competitive relative to fossil feedstock-based products. A material decrease in the cost of conventional fossil feedstock-based products may require a reduction in the prices of products produced using our process technologies for them to remain attractive in the marketplace and may negatively impact our revenues.
Fluctuations in the prices of waste-based feedstocks used to manufacture the products produced using our process technologies may affect our or our industry partners’ cost structure, gross margin and ability to compete.
The cost to produce the products we commercialize with our industry partners is highly dependent on the cost and usage of various waste-based feedstocks. The prices of many of these feedstocks are cyclical and volatile. An increase in the price of the waste-based feedstocks used to manufacture the products produced using our process technologies would likely change our or our industry partners’ cost structure and impact our gross margin. At certain levels, waste-based feedstock prices may make the products produced using our process technologies uneconomical to manufacture.
Although there may be indices that show the pricing of the feedstock used for production that closely track to products produced using our process technologies, there are no assurances that these indices will be valid or, if valid, that current prices will not later change. In addition, we may underestimate the volume of feedstock required to operate at commercial scale. For example, although the feedstock usage quantities are based on predictable chemical reactions, the actual consumption required to produce SAF on a commercial scale may be greater, affecting production cost and impacting production volumes. We cannot control the cost of these feedstocks, and we could underestimate feedstock pricing and volume requirements. These uncertainties could affect our costs, or the costs of our industry partners, and our gross margin. Although we believe that our process technologies can operate on multiple feedstocks in the event that prices of specific feedstocks fluctuate, we have not tested this on a commercial scale and cannot guarantee that feedstocks are interchangeable without requiring significant alterations to our process technologies.
Declines in the prices of feedstocks our competitors use to produce their products could allow them to reduce the prices of their products, which could cause us or our industry partners to reduce the prices of the products produced using our process technologies. This could make it uneconomical for our partners to produce products using our process technologies.
The cost to produce the products our competitors and our industry partners’ competitors are commercializing and attempting to commercialize is highly dependent on the cost and usage of various feedstocks. The cost to produce ethanol by our competitors is highly dependent on the prices of corn, sorghum, barley, sugar cane and sugar beets. The prices of many of these feedstocks are cyclical and volatile. Declines in the prices of the feedstocks our competitors use to produce their products could allow our competitors to reduce the prices of their products. This in turn could cause our industry partners to have to reduce the prices of any competing products that are commercialized using our process technologies, or make it uneconomical for our partners to produce products using our process technologies, which would reduce the revenues we generate in connection with our partners’ sale of such products. Even the perception of future declines in the feedstocks our competitors utilize may adversely affect the prices our industry partners can obtain from our industry partners or prevent potential industry partners from entering into agreements to buy products produced using our process technologies.

If the availability of the waste-based feedstocks used in our process technologies declines or competition for them increases, we or our business partners may experience delayed or reduced production or be required to raise the prices of the products produced using our process technologies, either of which could reduce the demand for the products produced using our process technologies and our revenue.
The production of products using our process technologies will require large volumes of waste-based feedstocks. We cannot predict the future availability of any waste-based feedstock necessary to produce products using our process technologies. The supply of waste-based feedstocks might be impacted by a wide range of factors, including increased competition, weather conditions, natural disasters, droughts, floods, changes in the waste-producing industries, the imposition or heightening of sanctions or other economic or military measures in relation to the current Russia-Ukraine conflict, or government policies and subsidies. Declines in the availability of the waste-based feedstocks used to produce products using our process technologies could cause delays or reductions in production, increases in the prices of products produced using our process technologies, and reductions in demand for products produced using our process technologies, resulting in reduced revenue for us.
We compete in an industry characterized by rapidly advancing technologies, intense competition and a complex intellectual property landscape, and our failure to successfully compete with other companies in our industry may have a material adverse effect on our business, financial condition and results of operations and market share.
While we do not believe we have any direct competitors, there can be no assurance that we will not have direct competition in the future, that such competitors will not substantially increase the resources devoted to the development and marketing of their products and services that compete with us, or that new or existing competitors will not enter the market in which we are active.
We face substantial indirect competition from many different sources, including companies that enjoy competitive advantages over us, such as greater financial, research and development, manufacturing, personnel and marketing resources, greater brand recognition, stronger historical relationships with their customers and more experience and expertise in intellectual property rights and operating within certain international locations.
These competitors may introduce competing products without our prior knowledge and without our ability to take preemptive measures in anticipation of their commercial launch. Competition may increase further as a result of greater availability of capital for investment and increased interest in our industry as more companies seek to facilitate the development of a circular carbon economy. Our competitors may succeed in developing, acquiring or licensing on an exclusive or non-exclusive basis technologies that are more effective or less costly than those we have developed. Our failure to successfully compete may have a material adverse effect on our business, financial condition and results of operations and diminish our market share.
Technological innovation by others could render our technology and the products produced using our process technologies obsolete or uneconomical.
The fuel and chemical industries are characterized by rapid and significant technological change. Our success will depend on our ability to maintain a competitive position with respect to technological advances. Our technology and the products derived from our technology may be rendered obsolete or uneconomical by technological advances by others, more efficient and cost-effective products, or entirely different approaches developed by one or more of our competitors or other third parties. Though we plan to continue to expend significant resources to enhance our technology platform and processes, there are no assurances we will be able to keep pace with technological change.
Our financial results could vary significantly from quarter to quarter and are difficult to predict.
Our financial results could vary significantly from quarter to quarter because of a variety of factors, many of which are outside of our control and are difficult to predict. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to the risk factors stated herein, other factors that could cause our quarterly results of operations to fluctuate include:
•achievement of, or failure to achieve, technology or product development milestones needed to allow us to enter identified markets on a timely and cost-effective basis;

•delays or greater than anticipated expenses associated with the scale-up and the commercialization of process technologies to produce new products;
•changes in the amount that we invest to develop, acquire or license new technologies and processes;
•our ability to successfully enter into partnering arrangements, and the terms of those relationships (including levels of related capital contributions);
•fluctuations in the prices or availability of the feedstocks required to produce products using our process technologies or those of our competitors;
•changes in the size and complexity of our organization, including our expanded operations as a public company;
•changes in general economic, industry and market conditions, both domestically and in our foreign markets;
•business interruptions, including disruptions in the production process at any facility where products produced using our process technologies are manufactured;
•departure of executives or other key management employees;
•changes in the needs for the products produced using our process technologies;
•the development of new competitive technologies or products by others and competitive pricing pressures;
•the timing, size and mix of sales to our industry partners for products produced using our process technologies;
•seasonal production and the sale of products produced using our process technologies; and
•changes in governmental, accounting and tax rules and regulations, environmental, health and safety requirements, and other rules and regulations.
Due to these and other factors, our financial results for any quarterly or annual period may not meet our expectations or the expectations of our investors and may not be meaningful indications of our future performance.
Our financial projections may differ materially from actual results.
Our financial projections are based on our estimates and assumptions concerning various factors which are subject to significant risks and uncertainties, many of which are beyond our control, and therefore actual results may differ materially. These estimates and assumptions include, among others: estimates of the total addressable market for products produced using our process technologies; assumptions regarding industry partner demand and performance under existing agreements and industry partner agreements currently under negotiation; estimates of the rate at which project starts can be achieved; assumptions regarding our ability to identify and convert new customers; estimates of our ability to retain and add capacity with existing customers; assumptions regarding our ability to negotiate and structure product offtake; estimates of the rate and timelines at which certain project development milestones can be achieved; assumptions regarding our ability to scale production to meet current and future demand; and assumptions regarding research, product development, product timelines, operational execution and demand. These estimates and assumptions are subject to various factors beyond our control, including, for example, changes in industry partner demand, changes in the supply of feedstock, increased construction costs for our plants, changes in the regulatory environment, the impact of global health crises (including the COVID-19 pandemic), the imposition or heightening of sanctions or other economic or military measures in relation to the current Russia-Ukraine conflict, and changes in our executive team. Notably, our financial projections reflect assumptions regarding contracts that are currently under negotiation with, as well as indications of interest from, potential industry partners who may withdraw at any time. Accordingly, our future financial condition and results of operations may differ materially from our projections and expectations. Our failure to achieve our projected results could harm the trading price of our securities and our financial position.
We may require substantial additional financing to fund our operations and complete the development and commercialization of the process technologies that produce each of our products or new aspects of our existing process technologies that produce each of our products, and we may not be able to do so on favorable terms.
Our operations have consumed substantial amounts of cash since inception, and we expect to substantially increase our spending, in particular, as we:
•enter into and engage in strategic partnering arrangements to produce products cost-effectively at acceptable quality levels and price points, including making capital contributions for the construction of certain plants;
•invest in developments with respect to our existing process technologies in order to increase their effectiveness or reduce related capital expenditures;
•expand our research and development efforts;
•grow our business organization;
•pursue select co-development opportunities;
•seek to identify additional market opportunities for the products produced using our process technologies; and
•pursue partnering arrangements.
We believe our existing cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the date of this annual report. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. Moreover, we and our industry partners may experience delays in the production of commercial quantities of products, in a manner that is cost-effective and at suitable quality levels, which would postpone our ability to generate revenue associated with the sale of such products. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our business activities, which may adversely affect our ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:
•delay or suspend some or all of our commercialization efforts;
•decrease or abandon some or all of our research and development efforts;
•decrease the financial resources dedicated to our partnering efforts, which may substantially postpone the development, manufacture, marketing or sale of existing and future products produced using our process technologies; and
•suspend the growth of our organization.
To raise additional funds to support our business operations, we may sell additional equity, or convertible debt securities, which would result in the issuance of additional shares of our capital stock and dilution to our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing discovery, development and commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.
If we are unable to manage our growth and expand our operations successfully, our reputation and brand may be damaged and our business and results of operations may be harmed.
Over the past several years, we have experienced significant expansion of our business. We expect this growth to continue and accelerate in the future in connection with our commercialization efforts, expanded research and development activities, and as we transition to operating as a public company. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:
•enhance our operational, financial and management controls and infrastructure, human resource policies, and reporting systems and procedures;
•effectively scale our operations;
•successfully identify, recruit, hire, train, maintain, motivate and integrate additional employees;
•expand our facilities and equipment; and
•effectively manage and maintain our corporate culture.
These enhancements and improvements will require significant capital expenditures and allocation of valuable management and employee resources, and our growth will continue to place a strain on our operational, financial and management infrastructure. Our future financial performance and our ability to execute on our business plan will depend, in part, on our ability to effectively manage any future growth and expansion. There are no guarantees we will be able to do so in an efficient or timely manner, or at all. Our failure to effectively manage growth and expansion could have a material adverse effect on our business, results of operations, financial condition, prospects and reputation.
If we lose key personnel or are unable to attract, integrate and retain additional key personnel, it could harm our research and development efforts, delay the commercialization of the new process technologies or the new aspects of our existing process technologies, delay the launch of process technologies in our development pipeline and impair our ability to meet our business objectives.
Our business involves complex operations spanning a variety of disciplines and demanding a management team and employee workforce that is knowledgeable in the many areas necessary for our operations. The loss of any key member of our management team or key research and development or operational employees, or the failure to attract and retain such employees, could prevent us from developing and commercializing new process technologies or the new aspects of our existing process technologies, delay the launch of process technologies in our development pipeline and impair our ability to meet our business objectives.
We may not be able to attract or retain qualified employees due to the intense competition for qualified personnel among technology-based businesses, or due to the scarcity of personnel with the qualifications or experience necessary for our business. Hiring, training and successfully integrating qualified personnel into our operations can be a lengthy and expensive process, and efforts to integrate such personnel may not be successful. The market for qualified personnel is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology, and given the number of companies in this industry seeking this type of personnel. If we are not able to attract, integrate and retain the necessary personnel to accomplish our business objectives, we may experience staffing constraints that will adversely affect our ability to support our internal research and development programs. In particular, our production process development, process engineering, research and development, and plant operations programs are dependent on our ability to attract, integrate and retain highly skilled scientific, technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms, or at all. As we continue to expand our international operations, these personnel-related risks will increase and we will face additional geography-specific challenges, such as challenges hiring, training, and relocating employees to specific regions or countries and differing tax and regulatory regimes.
Even if we successfully develop process technologies that produce products meeting our industry partners’ specifications, the adoption of such process technologies by our industry partners may be delayed or reduced, or our costs may increase, due to customer qualification, negative life cycle assessment or capital investment procedures.
Even if the products produced using our process technologies are produced at contractual or targeted specifications, as the case may be, we or our industry partners may face delays or reduced demand for such products related to current or future customer qualification trials that could take several months, complicated life cycle assessments, or capital investment procedures. For the products produced using our process technologies to be accepted, our industry partners may need to test and certify them for use in their processes and, in some cases, determine whether products that contain the products produced using our process technologies satisfy additional third-party specifications. We may need to demonstrate to our industry partners that the products produced using our process technologies do not contain impurities that cause such products to behave differently than their traditional equivalents in a way that impacts their end-product quality. Our industry partners, in turn, may need to validate the use of the products produced using our process technologies for third parties. Our products may require lengthy and complex life cycle assessments to evaluate the potential environmental impacts of the products through their entire life cycles, covering all relevant inputs from, and emissions into, the environment. Our industry partners’ customers may need to engage in capital investment procedures to assess their abilities to invest in our products, which may result in those customers determining not to allocate their resources to purchasing our products. Meeting these suitability standards could be a time-consuming and expensive process, and our industry partners may invest substantial time and resources into such qualification efforts without ultimately securing approval by their customers. This could materially and adversely impact our revenues until customer qualification, positive life cycle assessment or capital investment procedures are achieved and maintained.
Failure of LanzaJet to complete its initial facility or failure of third parties to adopt the LanzaJet process in their commercial facilities for the production of SAF could result in us never owning a majority stake in LanzaJet and may severely impact our business, financial condition, results of operations and prospects.
Pursuant to the LanzaJet Investment Agreement, described in more detail in the section entitled “Business — Key Collaboration Agreements — LanzaJet Agreements — LanzaJet Amended and Restated Investment Agreement” in Part 1, Item 1 of this annual report, Mitsui, Suncor Energy Inc. (“Suncor”), British Airways PLC, a subsidiary of International Consolidated Airlines Group (“British Airways”) and Shell Ventures LLC (“Shell”) have committed to invest in LanzaJet a total of up to $120 million in second tranche investments upon the achievement of certain development milestones relating to an initial demonstration facility located at the LanzaTech Freedom Pines Biorefinery in Soperton, Georgia (the “Soperton facility”). Pursuant to the LanzaJet Investment Agreement, $45 million has already been invested in setting up LanzaJet and in constructing the Soperton facility. Our partners have likewise agreed to determine the feasibility of developing additional potential facilities for the commercial scale production of alcohol-to-jet (“ATJ”) fuel.
Although LanzaJet is currently working with the partners mentioned above to confirm project locations and solidify the appropriate project structures, and we are developing projects ourselves to construct and operate facilities that would use the LanzaJet process, there is no guarantee that these facilities will be completed or that third parties will adopt the LanzaJet process in their commercial facilities for the production of SAF. The failure of LanzaJet to complete its initial facility or of third parties to adopt the LanzaJet process in their commercial facilities could severely impact our business, financial condition, results of operations and prospects.
Furthermore, we currently have approximately 25% voting interest in LanzaJet and are not currently able to make decisions on behalf of LanzaJet without support from other shareholders. We will remain a minority shareholder in LanzaJet unless we are issued shares pursuant to the LanzaJet Amended and Restated Investment Agreement upon the closing of at least two of the second tranche investments by any of Mitsui, Suncor, British Airways and Shell. The conditions for these second tranche investments include performance requirements at the Soperton facility, regulatory approvals, the negotiation of additional agreements and other conditions which are outside our control. These conditions have not been, and may never be, met. As such, we cannot guarantee when or whether we will become majority shareholders in, or exercise control over, LanzaJet at any time in the future.
LanzaJet has an exclusive license to some of our intellectual property related to SAF.
In connection with the LanzaJet Investment Agreement, we entered into an intellectual property and technology license agreement (the “LanzaJet License Agreement”) with LanzaJet. Pursuant to the LanzaJet License Agreement, we granted to LanzaJet a perpetual, worldwide, non-transferrable, irrevocable, royalty-free, sublicensable, exclusive license to certain intellectual property related to the conversion of ethanol to fuel. This license is exclusive including as to us. With the exception of certain pre-existing SAF obligations and development projects for which we have already been granted sublicenses, we are unable to undertake new SAF production opportunities using the licensed intellectual property, or otherwise use such intellectual property for the conversion of ethanol to fuel, without the prior consent of LanzaJet while the LanzaJet License Agreement is in effect. We cannot guarantee that LanzaJet would grant such consent or otherwise agree to grant to us a license of intellectual property and our receipt thereof would depend on negotiations with our fellow shareholders of LanzaJet.
In connection with the LanzaJet Shareholder Loan described in more detail in the section entitled “Certain Relationships and Related Transactions, and Director Independence — Legacy LanzaTech Related Party Transactions — LanzaJet Shareholder Loan” in Part 3, Item 13 of this annual report, LanzaJet collaterally assigned its license from LanzaTech to secure the LanzaJet Freedom Pines Fuels LLC (“FPF”) shareholder debt. In the event of a default by FPF, LanzaJet shareholders could prevent LanzaJet from funding FPF to cure its default and ultimately foreclose on LanzaJet’s license.
Our and our industry partners’ failure to accurately forecast demand for any product produced using our process technologies could result in an unexpected shortfall or surplus that could negatively affect our results of operations.
Because of the length of time it takes to develop and commercialize the products produced using our process technologies, we and our industry partners must make development and production decisions well in advance of commercial production and sale of such products. Our and our industry partners’ ability to accurately forecast demand for any of the products produced using our process technologies that are commercialized can be adversely affected by a number of factors, many of which are outside of our control, including actions by our competitors, changes in market conditions, environmental factors and adverse weather conditions. A shortfall or surplus in the supply of products produced using our process technologies may reduce our revenues, damage our reputation and adversely affect industry partner relationships, which could harm our business, results of operations and financial condition.
Our success is highly dependent on our ability to maintain and efficiently utilize our technology platform, and to effectively identify potential products for which to develop and commercialize new process technologies, and problems related to our technology platform could harm our business and result in wasted research and development efforts.
We are highly dependent on our technology platform for the development and commercialization of products and new process technologies. If we experience challenges in our technology platform, such as problems with engineering new microbes, or if we encounter problems interpreting and analyzing data using our process technologies, our business and ability to compete may be harmed and our financial condition negatively affected.
We may not be successful in identifying new market opportunities and needs and developing our technology platform, or process technologies to produce products to meet those needs, which would limit our prospects and lead to greater dependency on the success of a smaller number of target products.
The success of our business model depends in part on our ability to identify new market opportunities and needs for our technology platform, or process technologies to produce products to meet those needs. The manufacturing technologies we research and develop are new and continuously changing and advancing. The products that are derived from these technologies may not be applicable or compatible with demands in existing or future markets. Furthermore, we may not be able to identify new opportunities as they arise for products since future applications of any given product may not be readily determinable, and we cannot reasonably estimate the size of any markets that may develop. If we are not able to successfully identify new market opportunities and needs and develop new technologies, processes or products to meet those needs beyond those we currently develop, we may be unable to expand our business and will therefore be highly dependent on the revenues related to the products that can currently be produced using our process technologies.
Our failure or the failure of our industry partners to realize expected economies of scale could limit our or our partners’ ability to sell products produced using our process technologies at competitive prices, negatively impact our ability to enter into other strategic arrangements and the potential for other industry partners to adopt our process technologies, and materially and adversely affect our business and prospects.
We and our industry partners may be unable to realize expected economies of scale in connection with scale up and commercialization efforts. The failure to achieve these efficiencies or realize these expected benefits could negatively impact our or our industry partners’ ability to sell products produced using our process technologies at competitive prices, negatively impact our ability to enter into other strategic arrangements and the potential for other industry partners to adopt our process technologies, and materially and adversely affect our business and prospects.
Our microbial protein products business, which allows for the extraction of spent microbes that contain protein and other valuable nutrients which can then be used in numerous applications, may not develop as currently expected.
Microbial protein is composed of spent microbes from LanzaTech commercial facilities. These microbes are comprised of proteins and other valuable nutrients and have performed the task of gas fermentation, have been extracted from the relevant commercial unit and are no longer viable. These materials can be isolated and used in numerous applications, including feed products for livestock and fish, fertilizers for agricultural applications, and protein extract-based products. While we believe many of these markets are large and diverse, with stakeholders actively seeking sustainable and nutritious inputs, we cannot be certain that these markets will materialize or that customers will purchase our protein products in sufficient quantities. With only one commercial customer that is currently selling residual microbial protein as a component in fish and livestock feed products, this business has a limited commercial history. Our protein products business may not develop to the extent currently expected, which may adversely affect our business and prospects.
Natural or man-made disasters, social, economic and political instability, and other similar events may significantly disrupt our and our industry partners’ businesses, and negatively impact our results of operations and financial condition.
Our corporate headquarters are located in Skokie, Illinois and we work with industry partners in multiple other locations, including in China, Japan, India, Canada, Australia, Italy, Spain, UK, Netherlands and South Africa. These locations, in particular a number of our current and potential non-U.S. locations, may be subject to social, economic and political instability, such as social uprisings. Any of our or our industry partners’ facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, tsunamis, nuclear disasters, acts of terrorism or other criminal activities, the imposition or heightening of sanctions or other economic or military measures in relation to the current Russia-Ukraine conflict, infectious disease outbreaks and power outages, which may render it difficult or impossible for us or our industry partners to operate our businesses for some period of time. Our and our industry partners’ facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our or our industry partners’ operations could negatively impact our business and results of operations, and harm our reputation. Our or our industry partners’ disaster recovery plans may not be sufficient to address an actual disaster, in particular any events that negatively impact our or our industry partners’ physical infrastructures. In addition, we and our industry partners may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our results of operations and financial condition, and success as an overall business.

Governmental programs designed to incentivize the production and consumption of low-carbon fuels and carbon capture and utilization, may be implemented in a way that does not include products produced using our novel technology platform and process technologies or could be repealed, curtailed or otherwise changed, which would have a material adverse effect on our business, results of operations and financial condition.
We and other participants in the biomass-based and low-carbon fuel industry rely on governmental programs requiring or incentivizing the production and consumption of fuels with lower carbon intensity than conventional fossil fuels and carbon capture and utilization. Biomass-based and low-carbon fuel has historically been more expensive to produce than petroleum-based fuel and these governmental programs support a market for biomass-based and low-carbon fuel that might not otherwise exist.
One of the most important of these programs is the Renewable Fuel Standard II (“RFS II”), a Federal law which requires that transportation fuels in the United States contain a minimum amount of renewable fuel. This program is administered by the Environmental Protection Agency (“EPA”). The EPA’s authority includes setting annual minimum aggregate levels of consumption in four “nested” renewable fuel categories, including categories in which our fuel competes (including advanced biofuel, biomass-based diesel and cellulo biofuel). The parties obligated to comply with this renewable volume obligation (“RVO”), are petroleum refiners and petroleum fuel importers. The petroleum industry is strongly opposed to the RFS II program and can be expected to continue to press for changes both in the RFS II program itself and in the way that it is administered by the EPA. The EPA has not approved LanzaTech-derived ethanol from industrial emissions as a Renewable Identification Number (“RIN”) generating fuel (i.e., a fuel that generates credits) under the RFS II program.
The United States Congress could repeal, curtail or otherwise change the RFS II program in a manner adverse to us, such as by excluding products produced using our novel technology platform and process technologies. Similarly, the EPA could curtail or otherwise change its administration of the RFS II program in a manner adverse to us, including by not increasing or even decreasing the RVO, by waiving compliance with the RVO or otherwise. Furthermore, judicial review of the EPA’s actions, including any judicial decisions that the EPA failed to adequately evaluate the environmental impacts of RFS II, could create uncertainty in the administration of the RFS II program. In addition, while Congress specified RFS II volume requirements through 2022 (subject to adjustment in the rulemaking process), beginning in 2023 required volumes of renewable fuel will be largely at the discretion of the EPA (in coordination with the Secretary of Energy and Secretary of Agriculture), which must set the volumes after evaluating a set of particular statutory factors. We cannot predict what changes, if any, will be instituted or the impact of any changes on our business, although adverse changes could seriously harm our business, results of operations and financial condition.
The California Low Carbon Fuel Standard (“LCFS”), is another program that provides a strong incentive for production of renewable diesel and alternative jet fuel, and fuels produced through methods involving carbon capture and utilization. The LCFS could be repealed or amended in a manner that eliminates or reduces this incentive, or could be implemented in a way that excludes or negatively affects products produced using our novel technology platform, such as by assigning a lower carbon intensity to a fuel pathway produced using a competitor’s technology.
Additionally, while the efforts of other jurisdictions to mitigate climate change are expected to result in the adoption of similar programs as the RFS II program or LCFS, increasing stakeholder scrutiny of the greenhouse gas (“GHG”), reduction benefits attributable to low-carbon fuels production and consumption could dampen interest in the adoption of similar programs. While the products produced using our process technologies generally compare favorably with conventional low-carbon fuels, public sentiment against reliance upon low-carbon fuels or carbon capture and utilization as pathways to deep decarbonization could adversely affect our market opportunities.
Any decline in the value of carbon credits or other incentives associated with products produced using our process technologies could harm our results of operations, cash flow and financial condition.
The value of products produced using our process technologies may be dependent on the value of carbon credits, programs relating to low-carbon materials and products standards and other similar regulatory regimes or the implicit value of decarbonized materials. The value of these credits fluctuates based on market and regulatory forces outside of our control. There is a risk that the supply of low-carbon alternative materials and products outstrips demand, resulting in the value of carbon credits declining. Any such declines could mean that the economic benefits from our industry partners’ efforts to de-carbonize their operations might not be realized. Any decline in the value of carbon credits or other incentives associated with products produced using our process technologies could harm our results of operations, cash flow and financial condition. The value of carbon credits and other incentives may also be adversely effected by legislative, agency, or judicial determinations.
We expect to rely on a limited number of industry partners for a significant portion of our near-term revenue.
We currently have agreements with a limited number of industry partners, including Suncor, IndianOil Corporation Limited (“IndianOil”), Mitsui, Sekisui Chemical Co., Ltd. (“Sekisui”) and the Shougang Joint Venture, from which we expect to generate most of our revenues through the end of 2023. Entities in which the Shougang Joint Venture holds a controlling interest operate the three currently operating commercial scale facilities that produce low carbon ethanol using our process technology. In addition, a commercial scale facility is in advanced stages of construction by our partner ArcelorMittal. The facility is expected to begin commissioning in the coming months. The loss of one or more of our industry partners, a substantial reduction in the scope of their projects, their failure to exercise customer options, their unwillingness to extend contractual deadlines if we are unable to meet production requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. If we fail to perform under the terms of these agreements, the industry partners could seek to terminate these agreements or pursue damages against us, including liquidated damages in certain instances, which could harm our business.
We and our industry partners are subject to extensive international, national and subnational laws and regulations, and any changes in relevant laws or regulations, or failure to comply with these laws and regulations, could have a material adverse effect on our business and could substantially hinder our and our partners’ ability to manufacture and commercialize products produced using our process technologies.
We and our industry partners are subject to extensive international, national and subnational laws and regulations relating to the production of renewable fuels, the protection of the environment and in support of the ethanol industry at large. These laws, their regulatory requirements and their implementation and enforcement impact our existing and potential business operations by imposing restrictions on our and our industry partners’:
•existing and proposed business operations or the need to install enhanced or additional controls;
•need to obtain and comply with permits and authorizations;
•liability for exceeding applicable permit limits or legal requirements;
•specifications related to the ethanol and other products we or our industry partners market and produce using our process technologies;
•criteria for assessing the carbon intensity and GHG emissions attributable to fuels produced using our process technologies.
In the normal course of business, we and our industry partners may be involved in administrative or legal proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Resource Conservation and Recovery Act of 1976 (“RCRA”) in the United States, and similar environmental laws across the globe relating to the designation of certain sites for investigation or remediation with respect to environmental risks, the disposal of hazardous waste, and reduction of the hazards associated with storage, handling and transportation of the products we and our industrial partners produce. Potential consequences of these proceedings can include the need to pay for remediation of contaminated sites, the costs of which can be significant and uncertain.
Likewise, in the normal course of business, we and our industry partners may need to obtain and comply with air emissions permits pursuant to the Clean Air Act of 1963 and water discharge permits pursuant to the Clean Water Act of 1972 in the United States, and similar environmental permits and authorizations across the globe relating to air and water emissions. Potential changes to regulatory, permit and authorization standards, requirements or processes may result in uncertainty and additional costs for us and our industry partners.
Furthermore, GHG emissions are subject to environmental laws and regulations in the various jurisdictions in which we and our industry partners have operations. Some of our and our industry partners’ operations are within jurisdictions that have or are developing regulatory regimes governing emissions of GHGs, including carbon dioxide (“CO2”). These include existing coverage under the European Union Emission Trading System, the California cap and trade scheme, India’s Performance, Achieve and Trade scheme, South Africa’s Trade Exposure and Greenhouse Gas Benchmark Regulations, the Tokyo Cap-and-Trade Program, China’s Emission Trading Scheme, related subnational programs and any potential expansions of these policies or related policies. In addition, the EPA requires mandatory reporting of GHG emissions and is regulating GHG emissions for new construction and major modifications to existing facilities. The EPA and California also regulate the amount of GHGs that may be emitted by new motor vehicles, including passenger cars, and new commercial airplanes. These and related regulations could be implemented and developed in ways that reduce or eliminate reliance on carbon-based fuels in transportation, for example, by hastening the widespread adoption of electricity or hydrogen as a fuel source, in lieu of low-carbon fuels, for certain categories of transportation vehicles.
Increased public concern surrounding the emission of GHGs may result in more international, national or subnational requirements to reduce or mitigate the effects of GHG emissions. Although uncertain, these developments could increase the costs related to the application of our fermentation technology. Additionally, although governmental policies to reduce GHG emissions may continue to incentivize the production of low-carbon fuels and carbon capture, it is also possible that such policies could be altered in a way that may negatively impact our growth, increase our and our industry partners’ operating costs, or reduce demand for our technology. We cannot predict the manner or extent to which such policy or legislation may affect our industry partners and ultimately harm or help our business or the carbon capture industry in general.
Our business could be affected in the future by additional international, national and subnational regulation, pricing of GHG emissions or other climate change legislation, regulation or agreements. It is difficult at this time to estimate the likelihood of passage, or predict the potential impact, of any additional legislation, regulations or agreements. Potential consequences of new obligations could include increased technology, transportation, material, and administrative costs and may require us to make additional investments in our operations. As we continue distributing our technology to our target markets, international, national or subnational government entities may seek to impose regulations or competitors may seek to influence regulations through lobbying efforts.
Any changes in laws or regulations or failure by us or our industry partners to comply with applicable regulatory laws and regulations could have a material adverse effect on our reputation as well as our business, results of operations and financial condition and could substantially hinder our and our partners’ ability to manufacture and commercialize products produced using our process technologies.
Our success may be dependent on popular, government and corporate sentiment regarding the production of carbon-based fuels and chemicals and the development and deployment of carbon capture and utilization technology.
At present, we believe that popular, government and corporate sentiment largely favors the production of carbon-based fuels and chemicals and the development and deployment of carbon capture and utilization technology, which has led to many national governments’ enactment of policies and incentives that favor the production of the fuels and chemicals we manufacture and the processes we have developed to create them. However, there are a number of scientists, policy makers and other actors who believe carbon capture and utilization technologies will simply prolong the life of high-carbon sectors and impede the transition to renewable energy sources. Such individuals believe that using the carbon capture and utilization process to produce fuels, such as ethanol, simply defers the emission of CO2 into the atmosphere and that anything that promotes the adoption of low-carbon fuels and advanced liquid fuels (other than hydrogen produced via electrolysis) will result in “locking in” a carbon economy from which the world should be moving away. These scientists, policy makers and other actors advocate for the adoption of regulations and incentives that would reduce or eliminate reliance on carbon-based fuels in favor of the adoption of electricity and hydrogen as fuel sources.

If scientists, policy makers and other actors are successful in convincing governments and corporations to enact policies that disfavor, or changes in government administrations result in shifts in policy that disincentivize, the production of carbon-based fuels and the development and deployment of carbon capture and utilization technology, it could negatively impact the demand for products produced using our process technologies and our ability to maintain and develop relationships with our strategic partners, which would harm our business, results of operations and financial condition. The viability of our business model also could be impacted if, over time, popular, government and corporate support gravitates significantly away from the use of carbon-based fuels toward the predominant use of electricity and hydrogen as fuel sources.
We and our industry partners use hazardous materials and must comply with applicable environmental, health and safety laws and regulations. Any claims relating to improper handling, storage or disposal of these materials or noncompliance with applicable laws and regulations could be time consuming and costly and could adversely affect our business and results of operations.
We and our industry partners use hazardous chemicals and biological materials and are subject to a variety of international, national and subnational laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these materials, including RCRA and the Occupational Safety and Health Act of 1970. Although we and our industry partners have implemented safety procedures for handling and disposing of these materials and waste products, we cannot be sure that our safety measures are compliant with legal requirements or adequate to eliminate the risk of accidental injury or contamination. In the event of contamination or injury, we could be held liable for any resulting damages, and any liability could exceed our insurance coverage. There can be no assurance that neither we nor any of our industry partners will not violate environmental, health and safety laws as a result of human error, accident, equipment failure or other causes.
Compliance with applicable environmental, health and safety laws and regulations is expensive and time consuming, and the failure to comply with past, present or future laws or regulations could result in the imposition of fines, third-party property damage, product liability and personal injury claims, investigation and remediation costs, the suspension of production or a cessation of operations. Our liability in such an event may exceed our total assets. Liability under environmental laws can be joint and several and without regard to comparative fault. Environmental laws and regulations could become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violations, which could impair our research, development or production efforts and harm our business. Accordingly, violations of present and future environmental laws or regulations by us or any of our industry partners could restrict our ability to develop and commercialize products using our process technologies, build out or expand facilities, or pursue certain technologies, and could require us and our industry partners to acquire equipment or incur potentially significant costs to comply with environmental regulations. In addition, our hazardous materials and environmental laws and regulations-related risks may augment as we expand our international operations, including imposition of laws and regulations impacting our ability to transfer hazardous chemicals and biological materials between countries.
We may be subject to product liability claims, which could result in material expense, diversion of management time and attention and damage to our business, reputation and brand.
The products produced using our process technologies that we and our industry partners commercialize may contain undetected defects or impurities that are not discovered until after the products have been used by customers or incorporated into products for end-users. This could result in claims from customers or others, damage to our business and reputation and brand or significant costs to correct the defect or impurity. Therefore, the sale of products produced using our process technologies entails the risk of product liability claims. Any product liability claim brought against us, regardless of its merit, could result in material expense, diversion of management time and attention, damage to our business, reputation and brand and cause us to fail to retain existing industry partners or to fail to attract new industry partners.

Ethical, legal and social concerns about genetically engineered products and process technologies that use genetically engineered supplies could limit or prevent the use of products produced using our process technologies and could limit our revenues.
The use of genetically engineered products and process technologies that use genetically engineered supplies is subject to laws and regulations in many countries, including by the EPA under the Toxic Substances Control Act of 1976, some of which are new or still evolving. Public attitudes about the safety and environmental hazards of genetically engineered products and processes, and ethical concerns over genetic research, could influence public acceptance of our technology, processes and products produced using our process technologies that use genetically engineered supplies.
Our ability to develop and commercialize one or more of our technologies or process technologies could be limited by additional factors, including:
•public attitudes regarding, and potential changes to laws governing, ownership of genetic material, which could harm our intellectual property rights with respect to our genetic material and discourage others from supporting, developing or commercializing products produced using our process technologies; and
•governmental reaction to negative publicity concerning genetically engineered organisms, which could result in greater government regulation of genetic research, greater government regulation of genetic-related feedstock sources, or other adverse governmental regulatory restrictions.
The subject of genetically engineered organisms has received negative publicity, which has aroused public debate. This adverse publicity could lead to greater regulation and trade restrictions on imports of genetically engineered products. These trends could result in increased expenses, delays or other impediments to our programs or the public acceptance and commercialization of the products produced using our process technologies.
Our genetically engineered microbes may be subject to regulatory scrutiny and may face future development and regulatory difficulties. Additionally, failure to obtain import permits for all relevant microbes in jurisdictions with our industry partners could adversely affect our business and results of operations.
Some of our genetically engineered microbes may have significantly altered characteristics compared to those found in the wild and may be subject to regulatory scrutiny. As a result, we may be required to implement additional costly measures to obtain and maintain our regulatory permits, licenses, authorizations and approvals. To the extent such regulatory scrutiny or changes impact our ability to execute on existing or new programs for our industry partners, or make doing so more costly or difficult, our business, financial condition, or results of operations may be adversely affected.
Because the use of genetically engineered products and process technologies that use genetically engineered supplies is subject to laws and regulations in many countries, some of which are new or still evolving, regulatory requirements, including those related to import permits, may continue to change in various jurisdictions. If such regulatory requirements prevent us from obtaining import permits for jurisdictions where we have industry partners, such changes may impact our ability to execute on existing or new programs for our industry partners, or make doing so more costly or difficult, which may adversely affect our business, financial condition, results of operations, market share and prospects.
Our government grants are subject to uncertainty, which could harm our business and results of operations.
We have sought and may continue to seek to obtain government grants in the future to offset a portion of the costs of our research and development, commercialization and other activities. We cannot be certain that we will be able to secure any such government grants in a timely fashion, or at all. Moreover, any of our existing grants or new grants that we may obtain may be terminated, modified or recovered by the granting governmental body. If such grant funding is discontinued, our revenue and cash received from grants will decrease. If we do not receive grants we are counting on, our liquidity will be impacted, which will impact our ability to grow or maintain our business.

We may also be subject to additional regulations and audits by government agencies as part of routine audits of our activities funded by our government grants. As part of an audit, these agencies may review our performance, cost structures and compliance with applicable laws, regulations and standards. Funds available under grants must be applied by us toward the research and development programs specified by the granting agencies, rather than for all of our programs generally. If any of our costs are found to be allocated improperly, the costs may not be reimbursed and any costs already reimbursed may have to be refunded. Accordingly, an audit could result in an adjustment to our revenues and results of operations.
The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses that will result from being a public company may be greater than we anticipate.
As a result of the Business Combination, we have become a public company, and as such, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and we are also required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel have recently devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance than we obtained as a private company, and could also make it more difficult for us to attract and retain qualified members of the LanzaTech Board as compared to when we were a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We are hiring additional accounting and financial staff, and engaging outside consultants, all with appropriate public company experience and technical accounting knowledge and maintaining an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability.
Our management has limited experience in operating a public company.
Our executive officers and directors have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under federal securities laws. Our management team may not successfully or effectively manage our transition to a public company following the Business Combination. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
If we experience a significant disruption in our information. technology systems, including security breaches, or if we fail to implement new systems and software successfully, our business operations and financial condition could be adversely affected.
We depend on information technology systems to, among other functions, control our manufacturing processes, process orders and invoices, collect and make payments, interact with industry partners and suppliers, manage inventory and otherwise conduct our business. We also depend on these systems to respond to inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment and record and pay amounts due to vendors and other creditors. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and industry partners. As we implement planned upgrades or changes to systems, we may also experience interruptions in service, loss of data or reduced functionality and other unforeseen material issues which could adversely impact our ability to provide quotes, take orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations could be adversely affected.
In addition, cyber-attacks or security breaches could compromise our trade secrets or other confidential, business critical information, cause a disruption in our operations, or harm our reputation. Our information technology systems are subject to potential disruptions, including significant network or power outages, service disruptions or interruptions from third-party information technology service providers, software or hardware errors, cyberattacks, computer viruses, malware, ransomware events, other malicious codes and/or unauthorized access attempts, denial-of-service attacks, phishing schemes, fraud, or other disruptive problems, any of which, if successful, could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Despite our efforts to protect sensitive information and comply with and implement data security measures, there can be no assurance that any controls and procedures that we have in place will be sufficient to protect us. Further, as cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modify or enhance our systems in the future. We may also be required to expend resources to monitor for and remediate cyber-related incidents or to enhance and strengthen our cyber security, including by deployment of additional personnel and technical protection measures, further training of employees, changing vendor control and monitoring practices, and engaging third-party experts and consultants. Any such disruptions to our information technology systems, breaches or compromises of data, or misappropriation of information could result in violation of privacy and other laws, litigation, fines, negative publicity, lost sales or business delays, any of which could have a material adverse effect on our business, financial condition or results of operations.
International sales by us and our industry partners expose us and our industry partners to the risk of fluctuation in currency exchange rates and rates of foreign inflation, which could adversely affect our results of operations.
Because we and our industry partners commercialize and sell products produced using our process technologies outside of the United States, a portion of our and our industry partners’ revenues is generated outside of the United States and we derive some of our revenues from our industry partners in their local currencies. As a result, our revenues and results of operations are subject to foreign exchange fluctuations, which we may not be able to manage successfully. We bear the risk that the rate of inflation in the foreign countries where we and our industry partners incur costs and expenses or the decline in value of the U.S. dollar compared to those foreign currencies, will increase our costs as expressed in U.S. dollars. The prices of the products produced using our process technologies may not be adjusted to offset the effects of inflation on our or our industry partners’ cost structure, which could increase costs and reduce net operating margins. If we do not successfully manage these risks through hedging or other mechanisms, our revenues and results of operations could be adversely affected.
Changes in interest rates and capital availability may impact investment and financing decisions by our industry partners, which could adversely affect our results of operations.
We depend on partnering, licensing, and contractual relationships with our industry partners that implement our process technologies, as well as investments by such partners, as a significant source of financing. Changes in credit and capital market conditions, including changes in interest rates and capital availability, may increase the cost of financing for our industry partners, which may limit their ability or willingness to enter into partnering agreements with us or to further invest in their facilities that implement our process technologies. Such changes may also make it more difficult for us to obtain favorable terms for any future partnership arrangements. To the extent that these changes impact investment and financing decisions by our industry partners in a manner that is adverse to us, such changes could adversely affect our results of operations.

Any failure by us to manage acquisitions and other significant transactions successfully may have a material adverse effect on our results of operations, financial condition, and cash flows.
From time to time, we may consider opportunities to acquire other companies, products or technologies that may enhance our capabilities, expand the breadth of our markets or partner base, or advance our business strategies. Potential acquisitions involve numerous risks, including: problems assimilating the acquired service offerings, products or technologies, issues maintaining uniform standards, procedures, quality control and policies, unanticipated costs associated with acquisitions, diversion of management’s attention from our existing business, risks associated with entering new markets in which we have limited or no experience, increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters, and unanticipated or undisclosed liabilities of any target.
We have no current commitments with respect to any acquisition. We do not know if we will be able to identify acquisitions we deem suitable, whether we will be able to successfully complete any such acquisitions on favorable terms or at all, or whether we will be able to successfully integrate any acquired service offerings, products or technologies. Our potential inability to manage acquisitions and other significant transactions successfully or to integrate any acquired business, products or technologies effectively may adversely affect our business, results of operations and financial condition.
We believe our company culture has contributed to our success, and if we cannot maintain this culture as we grow and, in particular, become a public company, our business could be harmed.
We believe that our culture has contributed to our success to date. We have invested in building a strong corporate culture and believe it is one of our most important and sustainable sources of competitive advantage. Our corporate culture is team-oriented, community-based and rooted in company values to promote close alignment between employees throughout the organization. Community strengthening events and team activities encourage cross-team and cross-location interactions. This foundation promotes an understanding of our organizational values and ensures that our team members stand for and contribute to the vision and objectives of the company. Any failure to maintain our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. In addition, as we develop the systems and processes associated with being a public company, we may find it difficult to maintain these important aspects of our culture. Furthermore, as we grow and evolve on an international scale, we may find it increasingly difficult to maintain these beneficial aspects of our corporate culture throughout our global footprint. If we fail to maintain our corporate culture, or if we are unable to retain or hire key personnel that contribute positively to our corporate culture, our business and competitive position may be harmed.
Causes of supply chain challenges, including COVID-19, could result in delays or increased costs for us and our partners deploying our technologies.
The products that we and our partners produce using our process technologies must be delivered to our industry partners and involve a variety of inputs which must be procured and delivered to our facilities. Our suppliers, sub-contractors and industry partners have been disrupted by certain issues related to the COVID-19 pandemic, including worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures or other travel or health-related restrictions. Supply chain disruptions may also occur from time to time due to a range of factors beyond our control, including, but not limited to, climate change, increased costs of labor, freight costs and raw material prices along with a shortage of qualified workers. Such issues may cause delays in the delivery of, or increases in the cost of, the inputs used in our process technologies, potentially resulting in delays or increased costs for us and our partners deploying our technologies or for our industry partners purchasing our products, which may materially impact our business, financial condition and results of operations.
We and our industry partners have a limited operating history utilizing our technology and different feedstocks, which may make it difficult to evaluate our future viability and predict our future performance.
We and our partners have a limited operating history utilizing our process technologies and different feed stocks on which to base an evaluation of our business and prospects. Our operating results are not predictable and our historical results may not be indicative of our future results. Few peer companies with our business model exist and none have yet established long-term track records at scale that might assist us in predicting whether our business model and strategy can be implemented and sustained over an extended period of time. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model and process technologies, and may be forced to make significant changes to our anticipated sales and revenue models to compete with our competitors’ offerings, which may adversely affect our results of operations and profitability.
We have not yet generated material revenues from marketing of CarbonSmart products and our revenue forecast must be considered in light of the uncertainty and risks frequently encountered by companies in their early stage of development.
We have not yet generated material revenues from marketing CarbonSmart products or the sale of our equipment. We are subject to the risks inherent to early-stage companies seeking to develop, market and distribute new products, particularly companies in evolving markets such as renewable energy and technology. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products in a competitive environment.
Such risks include dependence on the success and acceptance of our products, the ability to attract and retain a suitable partner base, and the management of growth. To address these risks, we must, among other things, further develop and enhance our process technologies, generate increased demand for our products, attract a sufficient partner base, collaborate with partners, respond to competitive developments, and attract, retain and motivate qualified personnel. We are thus subject to many of the risks common to companies in their early stage of development, including under-capitalization, cash shortages, limitations with respect to personnel, financial, and other resources and lack of revenues.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2022, we had no U.S. federal net operating loss carryovers to offset future taxable income.
Under the Tax Act (as defined below), as modified by the CARES Act (as defined below), U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
In addition, our NOL carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Code, our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in the ownership of our stock. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership (as measured by value) by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our NOL carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with our migration from New Zealand to the United States, the Business Combination or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in our ownership resulting from the Business Combination or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards and other tax attributes. If we earn taxable income, such limitations could result in increased future income tax liability to us and our future cash flows could be adversely affected. We have recorded a valuation allowance related to our NOL carryforwards and other deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.

Changes in U.S. and foreign tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
The tax regimes we are subject to or operate under, including income and non-income taxes, are unsettled and may be subject to significant change. Changes in tax laws, regulations, or rulings, or changes in interpretations of existing laws and regulations, could materially affect our financial position and results of operations. For example, the 2017 Tax Cuts and Jobs Act, or Tax Act, made broad and complex changes to the U.S. tax code, including changes to U.S. federal tax rates, additional limitations on the deductibility of interest, both positive and negative changes to the utilization of future NOL carryforwards, and allowing for the expensing of certain capital expenditures. The Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, has already modified certain provisions of the Tax Act and the United States Congress is considering new proposed tax legislation. The exact impact of the Tax Act and the CARES Act for future years is difficult to quantify, but these changes could materially affect our effective tax rate in future periods, in addition to any changes made by new tax legislation.
The Organization for Economic Cooperation and Development has been working on a Base Erosion and Profit Shifting Project and is expected to continue to issue guidelines and proposals that may change various aspects of the existing framework under which our tax obligations are determined in many of the countries in which we do business. Similarly, the European Commission and several countries have issued proposals that would change various aspects of the current tax framework under which we are taxed. These proposals include changes to the existing framework to calculate income tax, as well as proposals to change or impose new types of non-income taxes, including taxes based on a percentage of revenue.
As we expand the scale of our international business activities, these types of changes to the taxation of our activities could increase our worldwide effective tax rate, increase the amount of taxes imposed on our business, and harm our financial position. Such changes may also apply retroactively to our historical operations and result in taxes greater than the amounts estimated and recorded in our financial statements.
Political and economic uncertainty, including changes in policies of the Chinese government or in relations between China and the United States, may impact our revenue and materially and adversely affect our business, financial condition, and results of operations.
We and our partners operate facilities and do business on an international scale, including in China. Political and economic uncertainty, including changes in policies of the Chinese government or relations between China and the United States, may impact us adversely. There is significant uncertainty about the future relationship between China and the United States with respect to trade policy, government relations and treaties. Political uncertainty surrounding Chinese government policies, international trade disputes between China and the United States, and protectionist measures could result in increased trade controls and regulations. Heightened tensions resulting in restrictions and additional regulations may negatively impact our ability to send our microbes and other supplies to our plants in China, to purchase and ship ethanol out of China, or to gain ethanol-related licenses in China.
The implementation of sanctions on certain Chinese individuals or entities may result in complications for our interactions with LanzaTech China Limited, the Shougang Joint Venture and our joint venture partners in China, or with certain of our strategic investors located in China, including Sinopec. Sinopec is a Chinese investment platform that was jointly established in 2018 by China Petrochemical Corporation (“Sinopec Group”) and China Petroleum & Chemical Corporation (“Sinopec Corp”). Sinopec Corp is a majority-owned subsidiary of Sinopec Group, which is controlled by the State-owned Assets Supervision and Administration Commission of the State Council of the People’s Republic of China. Based on publicly available information provided by China Petroleum & Chemical Corporation, as of August 2022, the China Petroleum & Chemical Corporation holds, directly or indirectly, 49% of the equity/voting rights of Sinopec. As a result of potential trade and investment restrictions, we may be unable to complete an investment in any joint venture that we may enter into with Sinopec, or to protect our interests in our existing or potential future joint ventures by nominating a non-Chinese director to the board of directors of any such joint venture. Sanctions also may negatively impact our ability to repatriate dividends from a Chinese joint venture and may result in further costs or delays as a result of currency controls. These increased costs and restrictions may reduce our margins or reduce demand for our products if prices increase for our industry partners, and could adversely affect our business, financial condition, and results of operations.

Our ability or the ability of our partners to operate in China may be impaired by changes in Chinese laws and regulations, including those relating to taxation, environmental regulation, restrictions on foreign investment, and other matters, which can change quickly with little advance notice.
While we are headquartered in Skokie, Illinois, we have business operations in China. This includes a minority ownership stake in the Shougang Joint Venture, several strategic investors located in China, including Sinopec, and a core team of technical, business and administrative professionals at a LanzaTech office in Shanghai, which support the ongoing operations and further growth of the business in China. We license our technology in China to the Shougang Joint Venture. Entities in which the Shougang Joint Venture holds a controlling interest currently produce low carbon ethanol at three commercial scale facilities using our process technology, which, in addition to its use as fuel, is transported and processed for use in consumer products.
The Chinese government has exercised and continues to exercise substantial control over every sector of the Chinese economy through regulation and state ownership. The central Chinese government or local governments having jurisdiction within China may impose new, stricter regulations, or interpretations of existing regulations, that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. For example, regulations in the PRC applicable to LanzaTech China Limited, a WFOE, may change. As such, our operations and the operations of our joint venture partners and our sales and licenses to partners located in China may be subject to governmental and regulatory interference in the provinces in which they operate. We, our joint venture and other partners could also be subject to regulation by various political and regulatory entities, including local and municipal agencies and other governmental subdivisions. Regulations may be imposed or change quickly with little advance notice. Our ability, and the ability of our joint venture and other partners, to operate in China may be impaired by any such laws or regulations, or any changes in laws and regulations in China. We and our joint venture and other partners may incur increased costs necessary to comply with existing and future laws and regulations or penalties for any failure to comply.
Our operations and financial results may be impacted if the PRC government determines that the contractual arrangements constituting part of the Shougang Joint Venture VIE structure do not comply with PRC regulations, or if these regulations change or are interpreted differently in the future.
We have business operations in China, several strategic investors located in China, including Sinopec, and a core team of technical, business and administrative professionals at a LanzaTech office in Shanghai, which support the ongoing operations and further growth of the business in China. We also hold a minority ownership stake in the Shougang Joint Venture. We have determined the Shougang Joint Venture to be a VIE for which we are not the primary beneficiary. The VIE structure was implemented in order to effectuate the intellectual property licensing arrangement between us and the Shougang Joint Venture and is not used to provide investors with exposure to foreign investment in China-based companies where Chinese law prohibits direct foreign investment in the operating companies. If the PRC government determines that the contractual arrangements constituting part of the VIE structure do not comply with PRC regulations, or if these regulations change or are interpreted differently in the future, it could result in a material change to our operations. This could result in our inability to assert contractual control over our intellectual property and other assets in the Shougang Joint Venture, or cause a material change in the value of the shares of the common stock.
We and our partners may be subject to regulatory actions by the Chinese government targeting concerns related to data security and monopolistic behavior.
Recent statements and regulatory actions by the Chinese government have targeted companies whose operations involves cross-border data security or anti-monopoly concerns. Although we are incorporated and headquartered in the United States, we may still be subject to certain PRC laws due to our business operations in China. These operations include several strategic investors located in China, including Sinopec, a core team of technical, business and administrative professionals at our office in Shanghai, and our minority ownership stake in, and contractual commitments with, the Shougang Joint Venture.
On June 10, 2021, China promulgated the PRC Data Security Law (the “DSL”), which became effective on September 1, 2021. The DSL intends to regulate data processing activities, ensure data security, promote data development and utilization, protect the data-related rights and interests of individuals and organizations, and safeguard Chinese sovereignty, security and development interests. Article 36 of the DSL provides that any Chinese entity that provides data to foreign judicial or law enforcement agencies (regardless of whether directly or through a foreign entity) without approval from a Chinese authority would likely be deemed to be in violation of the DSL. In addition, pursuant to Article 2 of Measures for Cybersecurity Reviews (the “Measures”) issued by the CAC, the procurement of any network product or service by an operator of critical information infrastructure that affects or may affect national security will be subjected to a cybersecurity review. Pursuant to Article 35 of Cybersecurity Law of the PRC, “critical information infrastructure operators” that purchase network products and services which may influence national security will be subject to cybersecurity review by the CAC. With respect to LanzaTech China Limited, the Shougang Joint Venture and our operational partners in China, the exact scope of the term “critical information infrastructure operator” remains unclear, so there can be no assurance that we, the Shougang Joint Venture or our partners will not be subjected to critical information infrastructure operator review in the future. Furthermore, in the event that we, the Shougang Joint Venture or our partners become operators of critical information infrastructure in the future, they may be subject to the DSL, the Measures and cybersecurity review by the CAC.
Article 3 of Anti-Monopoly Law of the PRC (the “Anti-Monopoly Law”) prohibits “monopolistic practices,” which include: (a) the conclusion of monopoly agreements between operators; (b) the abuse of dominant market position by operators; and (c) concentration of undertakings which has or may have the effect of eliminating or restricting market competition. Furthermore, according to Article 19 of the Anti-Monopoly Law, the operator will be assumed to have a dominant market position if the following apply: (a) an operator has 50% or higher market share in a relevant market; (b) two operators have 66% or higher market share in a relevant market; or (c) three operators have 75% or higher market share in a relevant market. We believe that neither we nor any of our partners in China have engaged in any monopolistic practices in China, and that recent statements and regulatory actions by the Chinese government do not impact our ability to conduct business, accept foreign investments, or list on a U.S. or other foreign stock exchange. However, there can be no assurance that regulators in China will not promulgate new laws and regulations or adopt new series of interpretations or regulatory actions which may require us and our partners to satisfy new requirements related to these concerns.
Changes in China’s economic, political or social conditions or legal system or government policies could have a material adverse effect on our business and operations.
Our business operations in China include the Shougang Joint Venture, several strategic investors located in China, including Sinopec, and a core team of technical, business and administrative professionals at a LanzaTech office in Shanghai, which support the ongoing operations and further growth of the business in China. We license our technology in China to the Shougang Joint Venture. Entities in which the Shougang Joint Venture holds a controlling interest currently produce low carbon ethanol at three commercial scale facilities using our process technology, which, in addition to its use as fuel, is transported and processed for use in consumer products. Meanwhile, several additional facilities are being engineered and constructed. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally and by the significant discretion of Chinese governmental authorities. The Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies. The increased global focus on environmental and social issues and China’s potential adoption of more stringent standards in these areas may adversely impact us or our suppliers.
Furthermore, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have a retroactive effect. As a result, we or our suppliers may not be aware of our violation of any of these policies and rules until sometime after the alleged violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Further, such evolving laws and regulations and the inconsistent enforcement thereof could also lead to failure to obtain or maintain licenses and permits to do business in China, which would adversely affect us or our suppliers in China. Any such disruption, or if one or more of our Chinese suppliers was prevented from operating, could have an adverse impact on our results of operations and financial condition.
We may be subject to risks that the Chinese government may intervene or influence our operations at any time.
Because we have employees located in China and conduct some operations in China, including through our China-based joint venture and at the facilities in China operated by entities in which the Shougang Joint Venture holds a controlling interest using our process technology, we are subject to the risk that the Chinese government may intervene or influence our operations at any time. However, because our operations in China are largely limited to technology licenses and the production of our low carbon ethanol, we do not expect that such intervention or influence would result in a material change in our operations. Nonetheless, in the event that the Chinese government were to intervene in our operations, we might experience a disruption at the three facilities in China operated by entities in which the Shougang Joint Venture holds a controlling interest using our process technology, or at the facilities in construction, to our joint venture and joint venture partners, to our licenses to partners in China and to our low carbon ethanol production, which could have a material adverse effect on our results of operations.
Products produced by our process technologies compete with or are intended to displace comparable products produced using fossil resources. The market prices for these alternatively produced products and commodities are subject to volatility and there is a limited referenceable market for the more sustainable, waste-based products that our process technologies enable.
Products produced by our process technologies compete with or are intended to displace comparable products produced using fossil resources. The market prices for these alternatively produced products and commodities are subject to volatility and may depend on uncertain consumer demand as well as changing supply of feedstocks. In particular, demand for our products may depend on changing attitudes toward, and the price and availability of, fossil resources.
We do not believe we have any direct competitors that produce products with similar attributes to ours. Due to the limited competition we face, there is a limited referenceable market for the more sustainable, waste-based products that our process technologies enable. It may be difficult to evaluate our potential future performance without the benefit of established long-term track records from companies developing similar sustainable, waste-based products.
Process performance at LanzaTech plants is dependent on the quality and quantity of the feedstock supplied from the host facility.
We design the parameters to best process the feedstock we expect to receive from the host facility. Although we rigorously test feedgas when a project is being designed in order to determine the expected composition of the feedstock there is no guarantee that the quality and quantity of the feedstock will be identical to the test conditions. Feedstock changes based on day-to-day variability in host company process conditions can be anticipated to some extent, but cannot be fully mitigated.
We have experienced variability in the quality and quantity of feedstock supplied from our operating facilities, and although it is typically in the facilities’ best interest to provide consistent and good quality feedstock, which help maintain the high utilization of our process, there is no guarantee that it will be supplied.
The deployment of the technology for alternative waste gas feedstocks can lead to unforeseen issues due to the change in the upstream industrial process.
While we have designed our reactor and process to minimize the amount of mechanical and operational adjustments required for the utilization of different waste gas feedstocks, there is no guarantee that performance will be as expected. Our microbe has proven to be flexible to different feed gas compositions, with tests conducted at pilot-scale using a wide range of CO2, hydrogen (“H2”) and carbon monoxide (“CO”)-containing gases.

Scale-up and commercialization of process technologies for alternative feedstocks without first conducting tests at demonstration scale can introduce some risk. Performance related improvements may not be as fungible as anticipated in scaling up alternative feedstocks.
Risks Related to Our Intellectual Property
Our patent rights may not provide commercially meaningful protection against competition, and we may be unable to detect infringement of our patents.
Our success depends, in part, on our ability to obtain and maintain patent protection and other intellectual property rights to protect our technology from competition. We have adopted a strategy of seeking patents and patent licenses in the United States and in certain foreign countries with respect to certain technologies used in, or relating to, our process technology for developing products. As of March 15, 2023, our overall owned and in-licensed patent portfolio included 1,307 granted patents and 590 pending patent applications across 141 patent families in the United States and in various foreign jurisdictions.
The strength of patents involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other foreign countries. Even with regard to the patents that have been issued to us, it is possible that third parties could challenge the validity, enforceability, ownership or scope thereof, which could result in such patents being narrowed, invalidated or held unenforceable. There is a substantial amount of litigation involving patent and other intellectual property rights, including interference and reexamination proceedings before the U.S. Patent and Trademark Office, or oppositions or comparable proceedings in foreign jurisdictions. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our technology or prevent others from designing around our patent claims. In addition, patent laws may change over time, and such changes may impair our ability to maintain, protect or enforce our patents. Moreover, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our patents rights against third parties. For example, third parties could practice our inventions without authorization, in secret and in territories where we do not have patent protection. Furthermore, despite our efforts and precautions, we may be unable to prevent a third party from copying or otherwise obtaining and using our inventions or other proprietary information or technology without authorization, or from infringing our patents. Such third parties may then try to sell or import products made using our inventions in and into the United States or other territories. We may be unable to prove that such products were made using our inventions, and any legal and contractual remedies available to us may not adequately compensate us.
Additional uncertainty may result from patent reform legislation proposed by the U.S. Congress and other national governments and from legal precedent handed down by the U.S. Court of Appeals for the Federal Circuit, the U.S. Supreme Court and the courts of foreign countries, as they determine legal issues concerning the scope, validity and construction of patent claims. Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publication of discoveries in the scientific literature often lags behind the actual discoveries, there is additional uncertainty as to validity of any issued patent. Accordingly, we cannot be certain that any of our patent applications will result in issued patents, or even if issued, be sure of their validity or enforceability. Additionally we cannot predict whether any of our patent rights will be broad enough in scope to provide commercial advantage and prevent circumvention. Also, it may be difficult for us to trace chemicals imported into the United States that are produced by others using microorganisms or processes covered by our patents without our authorization, which will limit our ability to enforce our patent rights against potential infringers. In any event, patents are enforceable only for a limited term.
Differences and uncertainties with respect to legal systems outside the United States could adversely affect the legal protection available to us.
We have and plan to continue partnering with others in building manufacturing facilities using our process technologies in countries other than the United States. However, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Many companies have encountered significant problems, including delays, in protecting and enforcing intellectual property rights in certain foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to bio-industrial technologies. This could make it difficult for us to stop the misappropriation of our trade secrets or the infringement of our patents or other intellectual property rights. Proceedings to enforce our patents and other proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Such proceedings could also be met with defenses, counterclaims and countersuits attacking the validity, enforceability, ownership and scope of our intellectual property rights, and if such defenses, counterclaims or countersuits are successful, we could lose valuable intellectual property rights in certain jurisdictions. Accordingly, our efforts to enforce our intellectual property rights in such countries could be inadequate to obtain a significant commercial advantage from the intellectual property that we develop. Moreover, the registration of intellectual property is costly and subject to complex rules, regulations and local laws. Outside the United States, we only file our patent applications in selected foreign jurisdictions and therefore will have no patent protection against potential infringers in jurisdictions where we have not applied for patent protection.
We may not be able to operate our business without infringing the proprietary rights of third parties.
Our ability and the ability of our partners to commercialize the products produced using our technology platform depends on the ability to develop, manufacture, market and sell such products without infringing the proprietary rights of third parties. Numerous U.S. and foreign patents and pending patent applications owned by third parties, including parties with whom we may compete, exist in fields including processes that relate to our technology platform and the processes derived using our technology platform. These third parties may allege that our technology platform or the processes derived using our technology platform, or even the methods and organisms themselves, infringe their intellectual property rights, and we may be subject to legal proceedings relating to these claims.
If we are found to infringe the intellectual property rights of a third party, we or our partners could be prohibited from commercializing the product produced using the infringing technology, or from licensing our technology, unless we obtain a license to use the technology covered by the third-party intellectual property rights or are able to design around the relevant third party intellectual property rights. We may be unable to obtain a license on terms acceptable to us, if at all, and we may not be able to redesign our technology or processes to avoid infringement. Even if we are able to redesign technology or processes to avoid an infringement claim, our efforts to design around the third-party intellectual property rights may lead to a less effective or more costly product. In addition, we may be subject to legal proceedings alleging the infringement, misappropriation or other violation of the intellectual property of third parties, which could result in substantial costs and divert our efforts and attention from other aspects of our business. A court could also order us to pay compensatory damages for any infringement, plus prejudgment interest and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition and results of operations. A court also could enter orders that temporarily, preliminarily or permanently prohibit us and our partners from making, using, selling or offering to sell one or more of the products that may be produced using our technology platform and processes, or could enter an order mandating that we undertake certain remedial activities.
Trade secrets can be difficult to protect and enforce, and our inability to do so could adversely affect our competitive position.
We rely on trade secrets and confidentiality agreements to protect some of our technology and proprietary know-how that is not patentable, processes for which patents are difficult to enforce, and any other elements of our technology platform that involve proprietary know-how, information or technology that is not covered by patents, particularly where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to maintain and protect. Our strategy for scale-up of production requires us to share confidential information with our business partners and other parties. Our business partners’ employees, consultants, contractors or scientific and other advisors may unintentionally or willfully disclose our proprietary information to competitors. Enforcement of claims that a third party has illegally obtained and is using trade secrets is an expensive, time-consuming and uncertain process. In addition, foreign courts are sometimes less willing than U.S. courts to protect trade secrets. If our competitors independently develop equivalent knowledge, methods and know-how, we would not be able to assert our trade secrets against them. Our failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Nevertheless, our proprietary information may be disclosed, third parties could reverse engineer our systems, and others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
If trade secrets are stolen, misappropriated or reverse engineered, others could use these designs to produce competing products.
A number of third parties, including various industry partners, plant operators, university scientists and researchers, and those involved in the shipping and handling of products produced using our technology platform, have or may have access in the future to our proprietary technology. If the proprietary technology covered by our trade secrets were stolen, misappropriated or reverse engineered based on unauthorized use or based on extrapolation from our disclosures in our patent applications, it could be used by other parties for their own commercial gain. If this were to occur, it could be difficult, time consuming and costly for us to discover or challenge this type of use, especially in countries with limited intellectual property protection.
If we are unable to prevent third parties from adopting, registering or using trademarks or otherwise violating our trademark rights, our business could be materially adversely affected.
We currently hold issued trademark registrations and have trademark applications pending, any of which may be the subject of a governmental or third-party objection, which could prevent the issuance or maintenance of the same and thus create the potential need to rebrand or relabel one or more of our services. As our business matures, our reliance on our trademarks to differentiate us from our competitors increases and as a result, if we are unable to prevent third parties from adopting, registering or using trademarks, trade dress, or other source indicators that infringe, dilute or otherwise violate our trademark rights, our business could be materially adversely affected.
We may not retain exclusive rights to intellectual property created as a result of our strategic partnering arrangements which could limit our prospects and result in costly and time-consuming disputes.
We are a party to joint development agreements with a number of parties and are seeking to enter into agreements with others, each of which involve research and development efforts. We expect to enter into additional strategic partnering arrangements in the future. Under our existing agreements, we share, and would share, to various degrees, intellectual property we jointly develop. Any disputes as to ownership with a partner that may arise could encumber or prevent our use of the disputed technology, could harm our relationship with the relevant partner and would likely negatively affect our commercialization plans with respect to that technology. Additionally, litigation may be necessary to resolve disputes as to the ownership of intellectual property rights as between us and our industry partners, which can be costly, distracting to management and can harm our reputation and the value of our company. Further, we may not be successful in defending our intellectual property rights in any such litigation, and if we are unsuccessful, the value of our company could be seriously harmed.
Some of our intellectual property may be subject to federal regulation such as “march-in” rights, reporting requirements and a preference for U.S. industry, and any such regulations could negatively impact our business and prospects.
Some of the intellectual property that protects our technology platform has been funded by grants from U.S. government agencies and is subject to certain federal regulations. For example, under the “march-in” provisions of the Bayh-Dole Act, the government may have the right under limited circumstances to require us to grant exclusive, partially exclusive or non-exclusive rights to third parties under any intellectual property discovered through the government-funded programs. March-in rights can be triggered if the government determines that we have failed to work sufficiently towards achieving practical application of a technology or if action is necessary to alleviate health or safety needs, to meet requirements for public use specified by federal regulations or to give preference to U.S. industry. Specifically, certain of our granted and pending patents that cover recombinant and other microorganisms, cell-free protein synthesis platforms, protein expression vectors, fermentative production pathways, and microbial and ethanol conversion pathways may be subject to march-in-rights. These patents account for less than one percent of our granted and pending patents. We are also subject to certain reporting requirements as well as a preference for U.S. industry relating to manufacturing of products under the Bayh-Dole Act. Any such regulations could negatively impact our business and prospects.
We depend on certain technologies that are licensed to us. We do not control these technologies and any loss of our rights to them could prevent us from developing or selling our process technologies.
We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including a license with the Battelle Memorial Institute (“Battelle”). We do not own the patents that underlie these licenses. Our rights to use the technology we license are subject to the continuation of and compliance with the terms of those licenses. We do not always control the prosecution, maintenance or filing of the patents to which we hold licenses. Thus, some of these patents and patent applications were not written by us or our attorneys, and we did not have control over their drafting and prosecution. Our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. We cannot be certain that drafting or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.
Our rights to use the technology we license are subject to the validity of the owners’ intellectual property rights. Enforcement of our licensed patents or defense or any claims asserting the invalidity of these patents is often subject to the control or cooperation of our licensors and/or interpretation of the license agreements. We cannot be certain that we will have control of the enforcement of these patents against third parties. Legal action could be initiated against the owners of the intellectual property that we license. Even if we are not a party to these legal actions, an adverse outcome could harm our business because it might prevent our licensors from continuing to license the intellectual property that we may need to operate our business.
Certain of our licenses contain provisions that allow the licensor to terminate the license upon specific conditions, including breach or insolvency. Our rights under the licenses are subject to our continued compliance with the terms of the license, including the payment of royalties due under the license. Termination of these licenses could prevent us from developing or marketing some or all of our process technologies. Because of the complexity of our technologies underlying our process technologies and the patents we have licensed, determining the scope of the license and related royalty obligation can be difficult and can lead to disputes between us and the licensor. An unfavorable resolution of such a dispute could lead to an increase in the royalties payable pursuant to the license. If a licensor believed we were not paying the royalties due under the license or were otherwise not in compliance with the terms of the license, the licensor might attempt to revoke the license. If such an attempt were successful, we might be barred from developing and selling some or all of our process technologies.
Any strategic partnering arrangement that involves the licensing of any of our intellectual property may increase our risks, harm our competitive position and increase our costs.
In addition to partnering with industry leaders through our co-development model, we may enter into licensing arrangements aimed to accelerate commercialization of our production process pipeline. Licensing any of our intellectual property increases the number of people who have access to some of our proprietary information. The scope of any such license may not be sufficiently narrow to adequately protect our interests. Moreover, contractual obligations of our licensees not to disclose or misuse our intellectual property may not be sufficient to prevent such disclosure or misuse. The costs of enforcing contractual rights could substantially increase our operating costs and may not be cost-effective, reasonable under the circumstances or ultimately succeed in protecting our proprietary rights. If our competitors access our intellectual property, they may gain further insight into the technology and design of our process technologies, which would harm our competitive position.
We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, or lawsuits asserted by a third party, which could be expensive, time consuming and unsuccessful.
Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may need to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.
Interference proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our collaborators or licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our proprietary rights, particularly in countries where the laws may not protect those rights as fully as in the United States.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments.
Because of the uncertainties involved in the issuance and enforcement of patents, and the value of a patent, patent disputes and litigations are common. We may become involved in patent disputes relating to infringement of our technology, with third-parties asserting their patents, with our licensors or licensees, with industry partners and with employees, among others. Patent disputes can take years to resolve, can be very costly and can result in loss of rights, injunctions and substantial penalties. Moreover, patent disputes and related proceedings can distract management’s attention and interfere with running the business.
Risks Related to Ownership of Our Securities
The price of the common stock may be volatile.
Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was not a public market for the stock of Legacy LanzaTech and trading in the shares of AMCI’s common stock was not active. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline. Factors affecting the trading price of our securities may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•the development of new plants;
•success of competitors;

•operating results failing to meet the expectations of securities analysts or investors in a particular period;
•entering into new agreements with partners;
•changes in financial estimates and recommendations by securities analysts concerning LanzaTech or the industry in which we operate in general;
•operating and stock price performance of other companies that investors deem comparable to LanzaTech;
•ability to market new and enhanced products and services on a timely basis;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving LanzaTech;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of common stock available for public sale;
•any major change in our board or management;
•sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq specifically, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which it was acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of the common stock.
We expect that securities research analysts will establish and publish their own periodic projections for the business of LanzaTech. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on LanzaTech downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of LanzaTech or fails to publish reports on LanzaTech regularly, our stock price or trading volume could decline.
We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the common stock.
As of March 17, 2023, we had warrants outstanding to purchase up to an aggregate of 16,657,762 shares of common stock and options outstanding to purchase up to an aggregate of 14,310,025 shares of common stock. Under the LanzaTech 2023 Long-Term Incentive Plan (the “2023 Plan”), we also have the ability to issue 21,716,844 shares of our common stock, and the Brookfield SAFE may convert into up to 5,000,000 shares of our common stock. The 2023 Plan is required to provide for the ability to grant and recycle the common stock (including any shares subject to forfeited options or restricted stock awards), and to initially reserve a number of shares of the common stock constituting 10% of the total number of shares of the common stock outstanding on a fully diluted basis, as determined at the closing of the Business Combination, and include an “evergreen” provision pursuant to which the number of shares reserved for issuance under the 2023 Plan will be increased automatically each year by 3% of the aggregate number of shares of the common stock then outstanding on a fully diluted basis. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
Our issuance of additional shares of common stock or other equity securities of equal or senior rank would have the following effects:
•our existing stockholders’ proportionate ownership interest in LanzaTech will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of common stock may be diminished; and
•the market price of shares of the common stock may decline.
Because we do not anticipate paying any cash dividends on the common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains and you may never receive a return on your investment.
We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors (the “Board”) and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our securities unless you sell your securities for a price greater than that which you paid for it.
The Public Warrants are identical to the Private Placement Warrants in material terms and provisions, except in certain circumstances, and are materially different from the LanzaTech warrants.
The Public Warrants are identical to the Private Placement Warrants in material terms and provisions, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the closing of the Business Combination (except in limited circumstances) and are not redeemable by us so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, they will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants. The Sponsor agreed not to transfer, assign or sell any of the Private Placement Warrants until 30 days after the closing of the business combination.
We may redeem the Public Warrants prior to their exercise at a time that is disadvantageous to holders of Public Warrants. We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the closing price of the common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading day period commencing once the Public Warrants become exercisable and ending three days before we send the notice of redemption to Public Warrant holders. If and when the Public Warrants become redeemable by us, we may exercise the redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding Public Warrants could force holders of the Public Warrants (i) to exercise their Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their Public Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of their Public Warrants. As noted above, none of the Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

The terms of the Legacy LanzaTech warrants that were converted into LanzaTech warrants at the closing of the Business Combination are materially different from those of the Public Warrants. The AM Warrant entitles its holder to purchase up to 300,000 shares of common stock at an exercise price equal to $10.00, and will expire on the fifth anniversary of the consummation of the Business Combination. The Shortfall Warrants entitle the holders to purchase up to 4,083,486 shares of common stock at an exercise price equal to $10.00 per share, subject to adjustment, and will expire on March 27, 2028.
You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of the common stock from such exercise than if you were to exercise such warrants for cash.
The Warrant Agreement provides that in the following circumstances holders of warrants who seek to exercise their Public Warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the shares of common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average closing price of the shares of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of the common stock from such exercise than if you were to exercise such warrants for cash.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants will be deemed to have notice of and to have consented to the forum provisions in our Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder will be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits against us and our directors, officers, or other employees and may result in increased litigation costs for our stockholders. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may amend the terms of the Public Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of a holder’s Public Warrants could be increased, the exercise period could be shortened and the number of shares of the common stock purchasable upon exercise of a Public Warrant could be decreased, all without the approval of that warrant holder.
Our Public Warrants were issued in registered form under the Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a Public Warrant.
We have identified material weaknesses in our internal control over financial reporting. While some of these material weaknesses have been remediated, they could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
AMCI previously identified a material weakness in its internal control over financial reporting related to the accounting for certain complex financial instruments issued by AMCI that were not effectively designed or maintained. This material weakness resulted in the restatement of AMCI’s balance sheet as of August 6, 2021. Additionally, this material weakness could have resulted in a misstatement of complex financial instruments and related accounts and disclosures that would result in an additional material misstatement of AMCI’s financial statements that would not be prevented or detected on a timely basis. This material weakness has been remediated.
Additionally, AMCI has identified a quantitative and qualitative material weakness in its internal control over financial reporting related to the accounting of certain fees of Evercore related to advisory and placement agent services, which Evercore waived in connection with its resignation. Pursuant to an advisory agreement and a placement agency agreement that AMCI entered into with Evercore, AMCI agreed to pay Evercore an aggregate fee of approximately $8.0 million in connection with AMCI’s initial business combination that was wholly contingent on the closing of its initial business combination. On or about October 11, 2022, AMCI determined that disclosure regarding such arrangements and aggregate fees of $8.0 million, which were reasonably estimable and reasonably possible, had been omitted from the footnotes contained in its previously-issued financial statements. AMCI’s management evaluated the impact of the error on its internal control over financial reporting, and although the error had no impact to its consolidated balance sheets, statements of cash flows or operations because such amount was never probable in accordance with the guidance set forth in ASC 450-20, the omission of such contingent payment from the footnotes to its financial statements was significant and therefore was determined to be a material error. Based on the above, AMCI’s management concluded that the nondisclosure represented a material weakness in AMCI’s internal control over financial reporting.
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
Legacy LanzaTech has also identified material weaknesses in its internal control over financial reporting. During 2022, Legacy LanzaTech restated its previously issued 2020 and 2021 financial statements. The restatement resulted from certain material weaknesses, as described above. For additional information on the restatement, see Note 2 — Summary of Significant Accounting Policies to Legacy LanzaTech’s 2020 and 2021 restated financial statements. LanzaTech has not sufficiently designed, documented and implemented formal accounting policies, processes, and controls at the entity level or over the process of the accounting for complex transactions under U.S. GAAP: LanzaTech has not implemented certain key entity level controls that are integral to the COSO framework and that address the risk assessment component of COSO. For example, as of December 31, 2022, LanzaTech had not implemented and performed an entity-wide risk assessment, established a whistleblower hotline, or established a process for tracking and remediating control deficiencies. Further, due to size limitations of the finance and accounting group, LanzaTech has a limited number of experienced accounting personnel and has not sufficiently designed, documented and implemented internal controls over the accounting for and disclosure of complex transactions under U.S. GAAP.
We can give no assurance that any measures we take, will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in internal control over financial reporting will not be identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in material misstatements of our consolidated financial statements that may require us to restate our financial statements or cause us to fail to meet our periodic reporting obligations. As a result, we could be subject to sanctions or investigations by the stock exchange on which the common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of LanzaTech, which could have a negative effect on the trading price of the common stock. In addition, we would incur additional costs to remediate material weaknesses in our internal control over financial reporting.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for future annual reports on Form 10-K to be filed with the SEC. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which would require additional financial and management resources. However, for as long as we are an emerging growth company under the Jumpstart Our Business Startups Act of 2012, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an emerging growth company for up to five years from the last day of the fiscal year of AMCI’s IPO.
We may face litigation and other risks as a result of the material weaknesses in our internal control over financial reporting.
As described elsewhere herein, we have identified a material weakness in our internal control over financial reporting related to the accounting for certain complex financial instruments issued by AMCI that were not effectively designed or maintained, which material weakness resulted in the restatement of AMCI’s balance sheet as of August 6, 2021, and a material weakness in our internal control over financial reporting related to the accounting of certain fees of Evercore.
As a result of such material weaknesses, the restatement, the change in accounting for the financial instruments, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date hereof, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
Delaware law and provisions in our certificate of incorporation and bylaws could make a takeover proposal more difficult.
Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our certificate of incorporation and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of the common stock held by our stockholders. These provisions include the ability of the Board to designate the terms of and issue new series of preference shares, supermajority voting requirements to amend certain provisions of our certificate of incorporation, the classification of the Board, and a prohibition on stockholder actions by written consent, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of the common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions that our stockholders desire.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with Lus or our directors, officers or other employees or increase our stockholders’ costs in bringing such a claim.
Our certificate of incorporation provides that, unless we consents to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of LanzaTech; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or employee of LanzaTech to LanzaTech or its stockholders; (iii) any action asserting a claim against LanzaTech or any director, officer or employee arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or (iv) any action asserting a claim against LanzaTech or any director, officer or employee of LanzaTech governed by the internal affairs doctrine, and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to (A) the personal jurisdiction of the state and federal courts within Delaware and (B) service of process on such stockholder’s counsel. The provision described in the immediately preceding sentence will not apply to (i) suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and (ii) any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder, for which the federal courts will be the exclusive forum. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock will be deemed to have notice of and to have consented to the forum provisions in our certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers, or other employees and may result in increased litigation costs for our stockholders. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and the Board.
We may not have the funds necessary to satisfy our future obligations under the Forward Purchase Agreement.
Pursuant to that certain forward purchase agreement by and between the Company, ACM ARRT H LLC, and the other parties thereto (the “Forward Purchase Agreement”), on the Maturity Date the Company is obligated to pay to the Seller the Maturity Consideration, which may be paid in cash or in shares, the Share Consideration and the Prepayment Amount. However, at the time, the Company may not have sufficient funds or be able to obtain financing from third parties to pay such amounts. The Company also may not have sufficient shares authorized to pay the Maturity Consideration in shares. Breach by the Company of any of these obligations could constitute an event of default under the Forward Purchase Agreement, which could subject the Company to financial exposure thereunder (including arising from potential indemnification claims by the Seller). In addition, future debt or other contractual agreements may contain cross-default or cross-acceleration provisions that could be triggered if we defaulted on our obligations to the Seller. Any or all of these consequences could have material adverse consequences for us.

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
LanzaTech’s global headquarters and R&D center are co-located at the Illinois Science + Technology Park research campus in Skokie, Illinois. The facility houses LanzaTech’s state-of-the-art laboratories dedicated to synthetic biology, product synthesis, and analytics. In addition to its R&D center, the LanzaTech Freedom Pines Biorefinery located in Soperton, Georgia is used for scaling up and production. The site includes multiple gas fermentation systems of greater than 100L, emulating commercial designs and supporting laboratory facilities and is also the site of LanzaTech’s scale up of the alcohol-to-jet process.
ITEM 3.LEGAL PROCEEDINGS
The Company may be involved in legal proceedings and exposed to potential claims in the normal course of business. Given the information it has as of today, management believes that none of these matters will have a material effect on the Company’s consolidated financial position or liquidity.
ITEM 4.MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock and warrants to purchase our common stock are listed on the Nasdaq Capital Market under the symbols LNZA and LNZAW, respectively.
Holders
As of March 17, 2023, there were 142 holders of record of our common stock and 2 holders of record of our warrants to purchase our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.
Dividends
We have never declared or paid any dividends on shares of common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the sole discretion of our Board will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2022, AMCI had no securities authorized for issuance under equity compensation plans. In connection with the Business Combination, our stockholders approved the LanzaTech 2023 Long-Term Incentive Plan (the “2023 Plan”) on February 6, 2023, which became effective immediately upon the Closing.
Issuer Purchases of Equity Securities
Not applicable.
Recent Sales of Unregistered Securities
Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
ITEM 6.RESERVED
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this section to the “Company,” “AMCI Acquisition Corp. II,” “AMCI,” “our,” “us” or “we” refer to AMCI Acquisition Corp. II prior to the consummation of the Business Combination. In connection with the consummation of the Business Combination, AMCI’s Class A common stock, par value $0.0001 per share (“Class A common stock”), and AMCI’s Class B common stock, par value $0.0001 per share (“Class B common stock”) were reclassified into a single class of common stock, par value $0.0001 per share, of LanzaTech. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview
Prior to February 8, 2023, the Company was a blank check company. The Company was originally incorporated as a Delaware corporation on January 28, 2021. On the Closing Date, the Company consummated its Business Combination with Legacy LanzaTech.
The Business Combination is a subsequent event that occurred after the periods for which the financial information herein is presented. The Company’s financial statement presentation to be included in quarterly and annual filings with the Securities and Exchange Commission (“SEC”) on Forms 10-Q and 10-K with respect to periods subsequent to the Business Combination will include the consolidated financial statements of Legacy LanzaTech and its subsidiaries for periods prior to the completion of the Business Combination and of LanzaTech Global, Inc. for periods from and after the Closing Date. The financial information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical operations of AMCI, the legal acquirer, unless otherwise noted.
Our sponsor was AMCI Sponsor II LLC (the “Sponsor”).
Results of Operations
Our entire activity from inception up to December 31, 2022 was in preparation for our formation, the initial public offering, identifying the target for the Business Combination and consummating the Business Combination. We did not generate any operating revenues prior to the consummation of the Business Combination.
For the year ended December 31, 2022, we had a net loss of approximately $1.4 million, which consisted of approximately a $3.0 million gain from changes in fair value of derivative warrant liabilities, approximately $172,000 gain from extinguishment of deferred underwriting commissions on public shares and approximately $2.3 million of income from investments held in the trust account, partially offset by approximately $5.9 million in general and administrative expenses, $120,000 in general and administrative expenses - related party, approximately $246,000 in capital based tax expenses, approximately $200,000 in franchise tax expenses, and approximately $309,000 in income tax expenses.
For the period from January 28, 2021 (inception) through December 31, 2022, we had net income of approximately $47,000, which consisted of approximately a $1.9 million gain from changes in fair value of derivative warrant liabilities and approximately $6,000 of income from investments held in the trust account, partially offset by approximately $951,000 in general and administrative expenses, $50,000 in general and administrative expenses - related party, approximately $198,000 in capital base tax expenses, approximately $188,000 in franchise tax expenses, and approximately $476,000 in offering costs allocated to derivative warrant liabilities.
Liquidity and Capital Resources
As of December 31, 2022, we had approximately $7,000 in operating cash and a working capital deficit of approximately $5.9 million.
On January 29, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the initial public offering
Our liquidity needs up to December 31, 2022 have been satisfied through a contribution of $25,000 from the Sponsor to cover certain offering costs in exchange for the issuance of founder shares, and the Sponsor’s loan to the Company of up to $300,000 (the “Note”). In addition to the Note, the Sponsor also paid certain administrative expenses and offering costs on behalf of the Company. Subsequent to the initial public offering, net proceeds from the private sale of an aggregate of 3,500,000 warrants (the “private placement warrants”) to the Sponsor (the “private placement”) of $0.9 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but were not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). On March 28, 2022, the Company entered into a noninterest-bearing Working Capital Loan with its Sponsor for the principal amount of up to $1.5 million. As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with the execution of the Merger Agreement, AMCI entered into subscription agreements (as amended on December 7, 2022, the “Initial Subscription Agreements”) with certain investors (the “Initial PIPE Investors”). AMCI entered into additional subscription agreements with certain institutional and accredited investors (the “PIPE Investors”) on October 8, 2022 (as amended on December 7, 2022) and February 6, 2022 (collectively, the “PIPE Subscription Agreements” and together with the subscription agreement between AMCI and ArcelorMittal, the “Subscription Agreements”). Pursuant to the Subscription Agreements, the PIPE Investors purchased an aggregate of 18,500,000 shares of common stock in a private placement at a price of $10.00 per share for an aggregate purchase price of $185 million (the “PIPE Investment”). Such aggregate number of shares and aggregate purchase price include 3,000,000 shares of common stock issued to ArcelorMittal pursuant to the AM SAFE with Legacy LanzaTech, as a result of which such PIPE Investor entered into a Subscription Agreement prior to the closing of the Business Combination. The PIPE Investment was consummated in connection with the consummation of the Business Combination. Upon closing of the Business Combination, the Company retained $153 million net of transaction expenses as working capital.
Upon closing of the Business Combination, the Company’s immediate sources of liquidity include cash generated from operations, accounts receivable, and existing credit facilities of LanzaTech. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through one year from this filing..
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
Contractual Obligations
Registration Rights Agreement
In connection with the consummation of the Business Combination, AMCI and Legacy LanzaTech entered into a Registration Rights Agreement that AMCI, the Sponsor, certain stockholders of AMCI, Legacy LanzaTech, and certain stockholders of Legacy LanzaTech. Pursuant to the Registration Rights Agreement, we granted the parties thereto certain customary registration rights with respect to certain shares of common stock and warrants.
In addition, the Registration Rights Agreement provides that the Sponsor, then-holders of all outstanding shares of AMCI Class B common stock, and certain holders of shares of Legacy LanzaTech capital stock will be subject to certain restrictions on transfer with respect to their shares of common stock and LanzaTech warrants. Such restrictions will end (i) with respect to the Sponsor and the holders of AMCI Class B common stock, on the earlier of (a) the date that is one year following the closing of the Business Combination, (b) such date upon which the closing price per share of common stock equals or exceeds $12.00 per share for any 20 trading days within any 30 day trading period commencing at least 150 days after the closing of the Business Combination and (c) the date on which LanzaTech completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the Business Combination that results in all of LanzaTech’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) with respect to the holders of shares of Legacy LanzaTech capital stock, on the date that is six months following the closing of the Business Combination.
Underwriting Agreement
We granted the underwriters a 45-day option from the date of the underwriting agreement to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On September 17, 2021, the over-allotment option expired unexercised, resulting in the forfeiture of 562,500 shares of Class B common stock.

The underwriters were paid an underwriting discount of 1%of the gross proceeds of the initial public offering, or $1,500,000. Additionally in connection with the initial public offering, the Company agreed to pay the underwriters a deferred underwriting discount of 3.5% of the gross proceeds, or $5,250,000, of the initial public offering upon the completion of our initial business combination. On September 29, 2022, Evercore Group L.L.C. (“Evercore”), the representative of the underwriters of our initial public offering, waived their deferred underwriting fee that accrued from its participation in our initial public offering. The Company recognized approximately $4.9 million of the commissions waiver as a reduction to additional paid-in capital in the statements of changes in stockholders’ deficit for the year ended December 31, 2022, as this portion represents an extinguishment of deferred underwriting commissions on public shares which was originally recognized in accumulated deficit. The remaining balance of approximately $172,000 is recognized as a gain from extinguishment of deferred underwriting commissions on public shares in the statements of operations, which represents the original amount expensed in the Company’s initial public offering.
On September 27, 2022 and September 29, 2022, the Company received notice and a formal letter, respectively, from Evercore, advising, among other things, that it had, among other things, (i) resigned from and ceased or refused to act in, its roles as co-placement agent, co-capital markets advisor and exclusive financial advisor to the Company in connection with the Business Combination and as underwriter in the Company’s initial public offering and (ii) waived its right to receive an aggregate of $13,050,000 in fees, all of which were contingent upon and payable upon the closing of the Business Combination, consisting of $500,000 for its role as co-placement agent, $7,500,000 for its role as exclusive financial advisor and $5,050,000 of deferred underwriting fees accrued from its participation in the Company’s initial public offering, as well as any expense reimbursements owed to it under those arrangements.
Administrative Service Fee
Subsequent to the closing of the initial public offering, we have agreed to pay our Sponsor $10,000 per month for office space and secretarial and administrative services provided to members of the management team. Upon completion of the initial business combination or our liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from January 28 (inception) through December 31, 2021, we incurred $120,000 and $50,000 of such fees, respectively, which are included as general and administrative fees - related party on the accompanying statement of operations.
Critical Accounting Policies Prior to the Business Combination
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:
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
The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants issued in connection with the initial public offering was estimated using a Monte-Carlo simulation model. The fair value of the public warrants as of December 31, 2022 and 2021 is based on observable listed prices for such warrants. The fair value of the private placement warrants as of December 31, 2022 and 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Net Income (Loss) Per Share of Common Stock
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Prior to the Business Combination, we had two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
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
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1)(ii)(B) of Regulation S-K.
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we will not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL INFORMATION
LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID #688)	81
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2022 and 2021	82
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021	83
Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021	84
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021	85
Notes to Consolidated Financial Statements	86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
LanzaTech Global, Inc. (formerly known as AMCI Acquisition Corp. II)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LanzaTech Global, Inc. (formerly known as AMCI Acquisition Corp. II) (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 28, 2023

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$6,671	$343,399
Prepaid expenses – current	190,645	337,534
Total current assets	197,316	680,933
Prepaid expenses – long-term	—	184,812
Investments held in trust account	152,296,551	150,006,015
Total Assets	$152,493,867	$150,871,760

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$2,494,997	$85,534
Accrued expenses	2,257,059	229,733
Due to related party	1,374,000	49,723
Capital base tax payable	394,311	198,129
Franchise tax payable	43,552	188,237
Income tax payable	309,320
Total current liabilities	6,873,239	751,356
Deferred underwriting commissions	200,000	5,250,000
Derivative warrant liabilities	2,640,370	5,610,000
Total liabilities	9,713,609	11,611,356

Commitments and Contingencies (see Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 15,000,000 shares issued and outstanding at approximately $10.07 and $10.00 per share at redemption as of December 31, 2022 and 2021, respectively	151,113,633	150,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 3,750,000 shares issued and outstanding as of December 31, 2022 and 2021	375	375
Additional paid-in capital	—	—
Accumulated deficit	(8,333,750)	(10,739,971)
Total stockholders’ deficit	(8,333,375)	(10,739,596)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$152,493,867	$150,871,760
The accompanying notes are an integral part of these consolidated financial statements.

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from January 28, 2021 (inception) through December 31, 2021
General and administrative expenses	$5,923,760	$951,461
General and administrative expenses – related party	120,000	50,000
Capital base tax expense	246,182	198,129
Franchise tax expense	200,050	188,237
Loss from operations	(6,489,992)	(1,387,827)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,969,630	1,905,000
Gain from extinguishment of deferred underwriting commissions on public shares	171,700
Offering costs allocated to derivative warrant liabilities	—	(476,450)
Income from investments held in trust account	2,299,536	6,015
Income (loss) before income tax expense	(1,049,126)
Income tax expense	309,320
Net income(loss)	$(1,358,446)	$46,738

Weighted average shares outstanding of Class A common stock, basic and diluted	15,000,000	4,690,909
Basic and diluted net income (loss) per share, Class A common stock	$(0.07)	$0.01
Weighted average shares outstanding of Class B common stock, basic and diluted	3,750,000	3,750,000
Basic and diluted net income (loss) per share, Class B common stock	$(0.07)	$0.01
The accompanying notes are an integral part of these consolidated financial statements.

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM JANUARY 28, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance – January 28, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	431	24,569	—	25,000
Excess cash received over the fair value of the private warrants	—	—	—	—	1,085,000	—	1,085,000
Forfeited shares	—	—	(562,500)	(56)	56	—	—
Contribution from Sponsor upon sale of founder shares to Anchor Investors	—	—	—	—	6,509,758	—	6,509,758
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(7,619,383)	(10,786,709)	(18,406,092)
Net income	—	—	—	—	—	46,738	46,738
Balance – December 31, 2021	—	$—	3,750,000	$375	$—	$(10,739,971)	$(10,739,596)
Extinguishment of deferred underwriting commissions on public shares	—	—	0	—	4,878,300	—	4,878,300
Reclass from additional paid-in capital to accumulated deficit	—	—	—	—	(4,878,300)	4,878,300	—
Subsequent remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(1,113,633)	(1,113,633)
Net loss	—	—	—	—	—	(1,358,446)	(1,358,446)
Balance - December 31, 2022	—	$—	3,750,000	$375	$—	$(8,333,750)	$(8,333,375)
The accompanying notes are an integral part of these consolidated financial statements.

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from January 28, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(1,358,446)	$46,738
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B common stock	—	1,000
Change in fair value of derivative warrant liabilities	(2,969,630)	(1,905,000)
Gain from extinguishment of deferred underwriting commissions on public shares	(171,700)
Offering costs allocated to derivative warrant liabilities	—	476,450
Income from investments held in the trust account	(2,299,536)	(6,015)
Changes in operating assets and liabilities:
Prepaid expenses	331,701	155,454
Accounts payable	2,409,463	85,534
Due to related party	1,324,277	49,723
Accrued expenses	2,027,326	199,733
Capital base tax payable	196,182	198,129
Franchise tax payable	(144,685)	188,237
Income tax payable	309,320
Net cash used in operating activities	(345,728)	(510,017)

Cash Flows from Investing Activities
Cash deposited in trust account	—	(150,000,000)
Investment income released from trust account for payment of taxes	9,000
Net cash provided by (used in) investing activities	9,000	(150,000,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	1,000
Proceeds received from initial public offering, gross	—	150,000,000
Proceeds received from private placement	—	852,416
Net cash provided by financing activities	—	150,853,416

Net change in cash	(336,728)	343,399

Cash – beginning of the period	343,399	—
Cash – end of the period	$6,671	$343,399

Supplemental disclosure of noncash activities:
Offering costs paid by related party under note payable and advances	$—	$1,968,784
Offering costs included in accrued expenses	$—	$30,000
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$24,000
Prepaid expenses paid by related party under note payable and advances	$—	$677,800
Repayment of note payable and advances by Sponsor in exchange for issuance of private placement warrants	$—	$2,647,584
Deferred underwriting commissions in connection with the initial public offering	$—	$5,250,000
Value of Class B common stock transferred to Anchor Investors at initial public offering	$—	$6,509,758
Extinguishment of deferred underwriting commissions on public shares	$4,878,300	$—
The accompanying notes are an integral part of these consolidated financial statements.

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations
LanzaTech Global, Inc., formerly known as AMCI Acquisition Corp. II prior to February 8, 2023 (the “Closing Date”) (the “Company”), was a blank check company incorporated as a Delaware corporation on January 28, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “business combination”).
Business Combination
On the Closing Date, the Company consummated the previously announced business combination pursuant to the terms of the Agreement and Plan of Merger (the “Closing”), dated as of March 8, 2022 (as amended on December 7, 2022, the “Merger Agreement”), by and among AMCI, AMCI Merger Sub, Inc., a Delaware corporation (“Merger Sub”) and LanzaTech NZ, Inc., a Delaware corporation (“Legacy LanzaTech”). Pursuant to the Merger Agreement, on the Closing Date, (i) AMCI changed its name to “LanzaTech Global, Inc.” (“New LanzaTech”), and (ii) Merger Sub merged with and into Legacy LanzaTech, with Legacy LanzaTech as the surviving company in the Business Combination. After giving effect to such Business Combination, Legacy LanzaTech became a wholly owned subsidiary of New LanzaTech.
Pursuant to the Merger Agreement, at the effective time of the Business Combination (the “Effective Time”), (i) each outstanding share of common stock of Legacy LanzaTech (the “Legacy LanzaTech common stock”) was converted into the right to receive 4.374677 shares of common stock, par value $0.0001 per share, of New LanzaTech (the “Common Stock”); (ii) each warrant to purchase Legacy LanzaTech common stock that was outstanding and unexercised immediately prior to the Effective Time and would automatically be exercised or exchanged in full in accordance with its terms by virtue of the occurrence of the Business Combination, was automatically exercised or exchanged in full for the applicable shares of Legacy LanzaTech capital stock, and each such share of Legacy LanzaTech capital stock was treated as being issued and outstanding immediately prior to the Effective Time and was cancelled and converted into the right to receive the applicable shares of Common Stock; (iii) each warrant to purchase Legacy LanzaTech common stock that was outstanding and unexercised prior to the Effective Time and was not automatically exercised in full as described in clause (ii) was converted into a warrant to purchase shares of Common Stock, in which case (a) the number of shares underlying such New LanzaTech warrant was determined by multiplying the number of shares of Legacy LanzaTech capital stock subject to such warrant immediately prior to the Effective Time, by 4.374677 and (b) the per share exercise price of such New LanzaTech warrant was determined by dividing the per share exercise price of such Legacy LanzaTech warrant immediately prior to the Effective Time by 4.374677, except that in the case of a certain warrant issued by Legacy LanzaTech to ArcelorMittal XCarb S.à r.l on December 8, 2021, such exercise price is $10.00; and (iv) to the extent not converted in full immediately prior to the Effective Time, the Brookfield SAFE was assumed by New LanzaTech and is convertible into 5,000,000 shares of Common Stock. In addition, the accumulated dividends payable to the holders of Legacy LanzaTech preferred shares in connection with the share conversion based on the applicable conversion ratio at the Effective Time were settled by delivery of Common Stock.
Pursuant to the Merger Agreement, at the Effective Time, each Legacy LanzaTech option was converted into New LanzaTech options to purchase a number of shares of Common Stock (rounded down to the nearest whole share) equal to the product of (i) the number of Legacy LanzaTech common shares subject to such Legacy LanzaTech option multiplied by (ii) 4.374677. The exercise price of such New LanzaTech options is equal to the quotient of (a) the exercise price per share of such Legacy LanzaTech option in effect immediately prior to the Effective Time divided by (b) 4.374677 (and as so determined, this exercise price will be rounded up to the nearest full cent). Pursuant to the Merger Agreement, at the Effective Time, each Legacy LanzaTech RSA that was outstanding immediately prior to the Effective Time was converted into a New LanzaTech RSA on the same terms and conditions as were applicable to such Legacy LanzaTech RSA immediately prior to the Effective Time, except that such New LanzaTech RSA will relate to a number of shares of Common Stock equal to the number of Legacy LanzaTech common shares subject to such Legacy LanzaTech RSA, multiplied by 4.374677.

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Business Prior to the Business Combination
As of December 31, 2022, the Company has neither engaged in any operations nor generated any revenues. All activity for the period from January 28, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (“initial public offering”), described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering and from changes in the fair value of its derivative warrant liabilities, if applicable.
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

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Risks and Uncertainties
Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a new 1% U.S. federal excise tax on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because we are a Delaware corporation and our securities are trading on Nasdaq, we are a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our common stock or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by August 6, 2023.
Liquidity and Capital Resources
As of December 31, 2022, the Company had approximately $7,000 in its operating bank account and a working capital deficit of approximately $5.9 million.
The Company’s liquidity needs up to December 31, 2022 have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain offering costs in exchange for the issuance of Founder Shares, and a loan and advances from the Sponsor pursuant to the Note (as defined in Note 4). Subsequent to the initial public offering, net

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
proceeds from the private placement of $0.9 million were placed in the operating account for working capital purposes. In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). On March 28, 2022, the Company entered into a noninterest-bearing Working Capital Loan with its Sponsor for the principal amount of up to $1.5 million. As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loan.
In connection with the execution of the Merger Agreement, AMCI entered into subscription agreements (as amended on December 7, 2022, the “Initial Subscription Agreements”) with certain investors (the “Initial PIPE Investors”). AMCI entered into additional subscription agreements with certain institutional and accredited investors (the “PIPE Investors”) on October 8, 2022 (as amended on December 7, 2022) and February 6, 2022 (collectively, the “PIPE Subscription Agreements” and together with the subscription agreement between AMCI and ArcelorMittal, the “Subscription Agreements”). Pursuant to the Subscription Agreements, the PIPE Investors purchased an aggregate of 18,500,000 shares of common stock in a private placement at a price of $10.00 per share for an aggregate purchase price of $185 million (the “PIPE Investment”). Such aggregate number of shares and aggregate purchase price include 3,000,000 shares of common stock issued to ArcelorMittal pursuant to the AM SAFE with Legacy LanzaTech, as a result of which such PIPE Investor entered into a Subscription Agreement prior to the closing of the Business Combination. The PIPE Investment was consummated in connection with the consummation of the Business Combination. Upon closing of the Business Combination, the Company retained $153 million net of transaction expenses as working capital.
Upon closing of the Business Combination, the Company’s immediate sources of liquidity include cash generated from operations, accounts receivable, and existing credit facilities of LanzaTech. Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through one year from this filing.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the trust account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the trust account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the trust account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the trust account are determined using available market information.
Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” equal or approximate the carrying amounts represented in the consolidated balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:
•Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets; and
•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
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

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Shares Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the initial public offering, 15,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s consolidated balance sheets.
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
The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants issued in connection with the initial public offering was estimated using a Monte-Carlo simulation model and the initial fair value of the private placement warrants was estimated using a Black-Scholes option pricing model. The fair value of the public warrants as of December 31, 2022 and 2021 is based on observable listed prices for such warrants. The fair value of the private placement warrants as of December 31, 2022 and 2021 is determined using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Prior to the closing of the Business Combination, the Company had two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the units sold in the initial public offering and the private placement warrants to purchase an aggregate of 11,000,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Year Ended December 31, 2022		For the period from January 28, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(1,086,757)	$(271,689)	$25,974	$20,764

Denominator:
Basic and diluted weighted average common shares outstanding	15,000,000	3,750,000	4,690,909	3,750,000
Basic and diluted net income (loss) per common share	$(0.07)	$(0.07)	$0.01	$0.01
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3 — Initial Public Offering
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

Note 4 — Related Party Transactions
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

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
In addition, in order to finance transaction costs in connection with an intended business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (“Working Capital Loans”). If the Company completes the initial business combination, it will repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay the Working Capital Loans but no proceeds from the trust account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Service Fee and Reimbursements
Subsequent to the closing of the initial public offering, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, the Company incurred $120,000 and $50,000 of such fees, respectively, included as general and administrative fees — related party on the accompanying statements of operations. As of December 31, 2022 and 2021, approximately $120,000 and $50,000, respectively, of such fees are included as due to related party on the accompanying consolidated balance sheets.
The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, directors, officers or directors of the Company, or any of their affiliates. As of December 31, 2022 and 2021, there were approximately

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
$1.4 million and $0, respectively, of such fees included as due to related party on the accompanying consolidated balance sheets.

Note 5 — Commitments and Contingencies
Registration Rights
Prior to the consummation of the Business Combination, the holders of the (i) founder shares, which were issued in a private placement prior to the closing of the initial public offering, (ii) private placement warrants, which were issued in a private placement simultaneously with the closing of the initial public offering and the shares of Class A common stock underlying such private placement warrants and (iii) private placement warrants that may be issued upon conversion of Working Capital Loans had registration rights to require the Company to register a sale of any of its securities held by them prior to the consummation of the initial business combination pursuant to a registration rights agreement which was signed on the effective date of the initial public offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial business combination. The Company would bear the expenses incurred in connection with the filing of any such registration statements. In addition, the Anchor Investors would, upon receipt of their founder shares, execute a registration rights agreement with respect to their founder shares. These registration rights terminated in connection with the consummation of the Business Combination.
In connection with the consummation of the Business Combination, AMCI, the Sponsor, Legacy LanzaTech, and certain of the Legacy LanzaTech stockholders and AMCI stockholders entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which, among other things, such stockholders were granted certain registration rights with respect to certain securities held by them.
In addition, the Registration Rights Agreement provides that the Sponsor, then-holders of all outstanding shares of the Company’s Class B common stock, and certain holders of shares of Legacy LanzaTech capital stock will be subject to certain restrictions on transfer with respect to their shares of common stock and LanzaTech warrants. Such restrictions will end (i) with respect to the Sponsor and the holders of the Company’s Class B common stock, on the earlier of (a) the date that is one year following the closing of the Business Combination, (b) such date upon which the closing price per share of common stock equals or exceeds $12.00 per share for any 20 trading days within any 30 day trading period commencing at least 150 days after the closing of the Business Combination and (c) the date on which LanzaTech completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the Business Combination that results in all of LanzaTech’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) with respect to the holders of shares of Legacy LanzaTech capital stock, on the date that is six months following the closing of the Business Combination.
Underwriting Agreement
The Company granted the underwriters a 45-day option from the date of the underwriting agreement to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On September 17, 2021, the over-allotment option expired unexercised, resulting in the forfeiture of 562,500 shares of founder shares.
The underwriters were paid an underwriting discount of 1% of the gross proceeds of the initial public offering, or $1,500,000. Additionally, in connection with the initial public offering, the Company agreed to pay the underwriters a deferred underwriting fee of 3.5% of the gross proceeds, or $5,250,000, of the initial public offering upon the completion of the Company’s initial business combination. On September 29, 2022, as discussed further below, Evercore Group L.L.C., (“Evercore”) the representative of the underwriters of the initial public offering, waived its deferred underwriting fee that accrued from its participation in the initial public offering. The Company recognized approximately $4.9 million of the commissions waiver as a reduction to additional paid-in capital in the statements of changes in stockholders’ deficit for the year ended December 31, 2022, as this portion represents an extinguishment of deferred underwriting commissions on public shares which was originally recognized in accumulated deficit. The remaining balance of approximately $172,000 is recognized as a gain from extinguishment

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
of deferred underwriting commissions on public shares in the consolidated statements of operations, which represents the original amount expensed in the Company’s initial public offering.
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

Note 6 — Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 15,000,000 shares of Class A common stock outstanding subject to possible redemption and are classified outside of permanent equity in the balance sheet.
The Class A common stock subject to possible redemption reflected on the balance sheets is reconciled in the following table:

Gross proceeds	$150,000,000
Less:
Amount allocated to public warrants	(5,100,000)
Class A common stock issuance costs	(13,306,092)
Plus:
Accretion of carrying value to redemption value	18,406,092
Class A common stock subject to possible redemption, December 31, 2021	$150,000,000
Subsequent remeasurement of Class A common stock subject to possible redemption	1,113,633
Class A common stock subject to possible redemption, December 31, 2022	$151,113,633
Note 7 — Stockholders’ Deficit
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and provides that shares of preferred stock may be issued from time to time in one or more series. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 15,000,000 shares of Class A common stock issued and outstanding, all of which were subject to possible redemption and are classified as temporary equity (see Note 6).
Class B Common Stock — The Company is authorized to issue 20,000,000 Class B common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 3,750,000 shares of Class B common stock issued and outstanding (see Note 4).

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The Class B common stock will automatically convert into shares of Class A common stock concurrently with or immediately following the consummation of the initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided in the Amended and Restated Certificate of Incorporate. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial business combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Note 8 — Warrants
As of December 31, 2022 and 2021, in connection with the initial public offering, the Company has 7,500,000 public warrants and 3,500,000 private placement warrants outstanding.
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
The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial business combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company do not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Once the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Warrants — Public Stockholders’ Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders.
In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above under “— Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above under “— Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
Note 9 — Fair Value Measurement
The following table presents information as of December 31, 2022 and 2021 about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy:
December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account	$152,296,551	$—	$—
Liabilities:
Derivative liabilities – public warrants	$1,800,000	$—	$—
Derivative liabilities – private placement warrants	$—	$—	$840,370

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in trust account	$150,006,015	$—	$—
Liabilities:
Derivative liabilities – public warrants	$3,825,000	$—	$—
Derivative liabilities – private placement warrants	$—	$—	$1,785,000
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of public warrants was transferred from a Level 3 fair value measurement to a Level 1 measurement, when the public warrants were separately listed and traded in September 2021. There were no other transfers between levels in the year ended December 31, 2022 and in the period from January 28, 2021 (inception) through December 31, 2021.
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
For the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, the Company recognized a change to the statement of operations resulting from a decrease (increase) in the fair value of liabilities of approximately $3.0 million and $1.9 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	As of December 31, 2022	As of December 31, 2021
Exercise price	$11.50	$11.50
Volatility	5.2%	9.6%
Stock price	$9.98	$9.66
Remaining term (years)	5.09	5.75
Risk-free rate	3.91%	1.32%

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 28, 2021 (inception)	$—
Issuance of Public and Private Warrants	7,515,000
Transfer of Public Warrants to Level 1	(5,100,000)
Change in fair value of derivative liabilities	(630,000)
Derivative warrant liabilities at December 31, 2021	1,785,000
Change in fair value of derivative liabilities	(944,630)
Derivative warrant liabilities at December 31, 2022	$840,370
Note 10 — Income Taxes
The Company files income tax returns in the U.S. federal and Connecticut jurisdictions and is subject to examination. The income tax provision consists of the following:

	For the Year Ended December 31, 2022	For the Period from January 28, 2021 (inception) through December 31, 2021
Current
Federal	$309,320	$—
State	—	—
Deferred
Federal	(15,220)	(290,181)
State	—
Valuation allowance	15,220	290,181
Income tax provision	$309,320	$—
The Company’s net deferred tax assets are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Start-up/Organization costs	$305,401	$210,307
Net operating loss carryforwards	—	79,874
Total deferred tax assets	305,401	290,181
Valuation allowance	(305,401)	(290,181)
Deferred tax asset, net of allowance	$—	$—
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year

LANZATECH GLOBAL, INC.
(FORMERLY KNOWN AS AMCI ACQUISITION CORP. II)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, the valuation allowance was$305,401 and $290,181, respectively. As of December 31, 2021, the Company had $380,351 of U.S. federal net operating loss carryovers, which do not expire, available to offset future taxable income. As of December 31, 2022, the net operating loss carryovers were fully utilized. As such there were no federal net operating loss carryovers to offset future taxable income.
There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Year Ended December 31, 2022	For the Period from January 28, 2021 (inception) through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	59.4%	(855.9)%
Offering costs allocated to derivative warrant liabilities	0.0%	214.0%
Gain from settlement of deferred underwriting commissions	3.4%	—%
Capitalized merger costs	(111.9)%	—%
Change in valuation allowance	(1.5)%	620.9%
Income tax expense	(29.6)%	0.0%

Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued. Based upon this review, except as noted in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On February 8, 2023, Board approved a resolution appointing Deloitte & Touche, LLP (“Deloitte”) as New LanzaTech’s independent registered public accounting firm to audit New LanzaTech’s consolidated financial statements for the fiscal year ending December 31, 2023. Deloitte served as the independent registered public accounting firm of Legacy LanzaTech prior to the Business Combination. Accordingly, Marcum LLP (“Marcum”), AMCI’s independent registered public accounting firm prior to the Business Combination, was informed on February 8, 2023 that it will be dismissed as New LanzaTech’s independent registered public accounting firm, effective in March 28, 2023 upon completion of Marcum’s audit of AMCI’s consolidated financial statements as of and for the year ended December 31, 2022, and the issuance of their report thereon.
The report of Marcum on AMCI’s consolidated financial statements as of and for the fiscal years ended December 31, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainties, audit scope or accounting principles.
During AMCI’s fiscal years ended December 31, 2022 and 2021, there were no disagreements between AMCI and Marcum on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreements in its reports on AMCI’s consolidated financial statements for such year.
During AMCI’s fiscal years ended December 31, 2022 and 2021, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K (“Regulation S-K”) under the Exchange Act), except that Marcum advised AMCI of material weaknesses related to: (i) the accounting for certain complex financial instruments and (ii) the accounting of certain fees related to financial advisory and placement agent services.
New LanzaTech provided Marcum with a copy of the foregoing disclosures and has requested that Marcum furnish New LanzaTech with a letter addressed to the SEC stating whether it agrees with the statements made by New LanzaTech set forth above. A copy of Marcum’s letter, dated March 28, 2023, is filed as Exhibit 16.1 hereto.
During the fiscal years ended December 31, 2022 and 2021 neither New LanzaTech, nor any party on behalf of New LanzaTech, consulted with Deloitte with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of the audit opinion that might be rendered with respect to New LanzaTech’s consolidated financial statements, and no written report or oral advice was provided to New LanzaTech by Deloitte that was an important factor considered by New LanzaTech in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was subject to any disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).
ITEM 9A.CONTROLS AND PROCEDURES
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual financial statements will not be prevented or detected on a timely basis. Specifically, our management has concluded that our control around the interpretation, disclosure of an agreement and deferred taxes was not effectively designed or maintained.
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
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by us and disclosure of deferred taxes. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

ITEM 9B.OTHER INFORMATION
None.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table sets forth certain information regarding our executive officers and directors as of the date of this annual report.

Name	Age	Position(s)
Executive Officers:
Jennifer Holmgren, Ph.D.	62	Chief Executive Officer and Director
Geoff Trukenbrod	50	Chief Financial Officer
Steven Stanley, Ph.D.	60	Chief Commercial Officer
Carl Wolf	37	Chief Operating Officer
Freya Burton	42	Chief Sustainability Officer
Joseph Blasko	55	General Counsel
Julie Zarraga	55	Executive Vice President, Engineering
Johanna Haggstrom, Ph. D.	44	Vice President, Chemicals & Hydrocarbon Fuels Technology
Robert Conrado, Ph.D.	40	Vice President, Engineering Design and Development
Non-Employee Directors:
Barbara Byrne(1)(3)	68	Director
Nigel Gormly(1)(2)	49	Director
Dorri McWhorter(1)(2)	49	Director
Jim Messina(2)(3)	53	Director
Nimesh Patel	46	Director
Gary Rieschel(3)	66	Director
__________________
(1) Member of the audit committee.
(2) Member of the nominating and governance committee.
(3) Member of the compensation committee.
Executive Officers
Jennifer Holmgren, Ph.D. has served as our Chief Executive Officer and as a director since the Business Combination, and previously served as Chief Executive Officer and as a director of Legacy LanzaTech from 2010 until the Business Combination. Previously, she served as Vice President and General Manager of the Renewable Energy and Chemicals business unit at UOP LLC, a Honeywell Company, where she held various commercial and technical leadership positions from 1987-2010. In 2003, she was the first woman awarded the Malcolm E. Pruitt Award from the Council for Chemical Research (CCR). In 2010, she was the recipient of the Leadership Award from the Commercial Aviation Alternative Fuels Initiative (CAAFI) for her work in establishing the technical and commercial viability of sustainable aviation biofuels. In 2015, Dr. Holmgren and her team at LanzaTech were awarded the U.S. Environmental Protection Agency Presidential Green Chemistry Award, and Dr. Holmgren was awarded the BIO Rosalind Franklin Award for Leadership in Industrial Biotechnology. Sustainability magazine, Salt, named Dr. Holmgren as the world’s most compassionate businesswoman in 2015. In October 2015, Dr. Holmgren was awarded the Outstanding Leader Award in Corporate Social Innovation from the YWCA Metropolitan Chicago. The Digest named Dr. Holmgren #1 of the 100 most influential leaders in the Bioeconomy in 2017 and awarded her the Global Bioenergy Leadership Award in 2018 and the 2020 William C. Holmberg Award for Lifetime Achievement in the Advanced Bioeconomy. Dr. Holmgren was also the 2018 recipient of the AIChE Fuels & Petrochemicals Division Award. In 2021, she received the Edison Achievement Award for making a significant and lasting contribution to the world of innovation, and the Prix Voltaire Award, awarded by the Prix Voltaire International Foundation, which award is based on the 17 sustainable development goals initiated by the United Nations. In 2022, she was included in ICIS’s Top 40 Power Players ranking. Dr. Holmgren has an honorary doctorate from Delft University of Technology. Dr. Holmgren is the author or co-author of 50 U.S. patents and more than 30 scientific publications and is a member of the National Academy of Engineering. She is on the Governing Council for the Bio Energy Research Institute in India, which was established by the Department of Biotechnology, Indian Government, and IndianOil Corporation. Dr. Holmgren also sits on the Advisory Council for the Andlinger Center for Energy and the Environment at Princeton University, the Halliburton Labs Advisory Board, the Universiti Teknologi PETRONAS International Advisory Council, and the Founder Advisory for The Engine, a venture capital fund built by MIT that invests in early-stage science and engineering companies. Dr. Holmgren holds a Ph.D. from the University of Illinois at Urbana-Champaign in Inorganic Materials Synthesis, an M.B.A. from the Booth School of Business at the University of Chicago and a B.Sc. from Harvey Mudd College in Chemistry.
We believe that Dr. Holmgren is qualified to serve as a director based on her extensive industry experience and her status as an internationally recognized expert in the development and commercialization of fuels and chemical technologies in the energy sector.
Geoff Trukenbrod has served as our Chief Financial Officer since the Business Combination, and previously served as Chief Financial Officer of Legacy LanzaTech from August 2020 until the Business Combination. Mr. Trukenbrod has over 25 years of experience building and leading companies through rapid expansions, turnarounds, and exits as an operating executive, equity and debt investor, and director. He led finance and corporate development for multiple venture and private equity backed businesses in the analytics, biotech, financial services, and social impact industries, including as the Interim Chief Financial Officer and Strategic Advisor for Pangea, a financial technology company, earlier in 2020; Chief Financial and Chief Operating Officer of Aginity, a data analytics software company, from 2017 to 2020; Chief Capital Officer and Co-Founder of social impact technology and capital advisory company Timshel from 2013 to 2016; and Chief Financial and Budget Officer for President Barack Obama’s 2012 re-election campaign. Mr. Trukenbrod holds an M.B.A. with Honors from the Booth School of Business at the University of Chicago and a B.A. from Hamilton College.
Steven Stanley, Ph.D. has served as our Chief Commercial Officer since the Business Combination, and previously served as Chief Commercial Officer of Legacy LanzaTech from May 2022 until the Business Combination. He has more than 30 years of technical and business experience in the global petrochemicals industry, having successfully conducted business in nearly 50 countries and maintaining profit and loss responsibility for eight global businesses. After beginning his career as a research engineer at Shell Chemical Company in Houston, Texas, Dr. Stanley joined Union Carbide Corporation as Product Manager of UNIPOL™ PP Catalysts. Dr. Stanley was later appointed Business Manager of UNIPOL™ Polyethylene and PP Catalysts and relocated to Union Carbide’s headquarters in Danbury, Connecticut. In 2001, Dr. Stanley became Senior Business Director of UNIPOL™ PP Licensing & Catalyst for The Dow Chemical Company upon their acquisition of Union Carbide. In 2005, Dr. Stanley was appointed Global Business Director of Dow Performance Fluids, Epoxy & Specialty Chemicals business group, leading a portfolio of six global businesses. Dr. Stanley was subsequently recruited by Dow leadership to become Vice President, Commercial of Univation Technologies LLC, a global UNIPOL™ PE process technology licensing and catalyst joint venture company between Dow and ExxonMobil Chemical in Houston, Texas. He served from January 2015 to December 2021 as President of Univation Technologies and thereafter as a consultant in the polymers and petrochemical industry until he joined LanzaTech. Dr. Stanley holds a Ph.D. in Chemical Engineering from the University of Houston and a B.S. in Chemical Engineering from the University of Minnesota.
Carl Wolf has served as our Chief Operating Officer since the Business Combination, and previously served as Chief Operating Officer of Legacy LanzaTech from June 2022 until the Business Combination. From 2011 through June 2022 Mr. Wolf held numerous positions at Legacy LanzaTech including in operations, government relations, and business development and strategy. Before joining LanzaTech, Mr. Wolf was a consultant at BCS LLC where he worked with environmental and energy sector clients, including the U.S. Department of Energy. Mr. Wolf holds an M.B.A. from The Kellogg School of Management at Northwestern University, an M.Sc. from the New York Institute of Technology and a B.A. from the University of Maryland-Baltimore County.
Freya Burton has served as our Chief Sustainability Officer since the Business Combination, and previously served as Chief Sustainability Officer of Legacy LanzaTech since 2016. Ms. Burton served in various other roles at Legacy LanzaTech from 2007 through 2016, including roles in communications, government relations, human resources and research and development. Ms. Burton holds an M.A. from Corpus Christi College at the University of Cambridge.
Joseph Blasko has served as our General Counsel and Corporate Secretary since the Business Combination, and previously served as General Counsel and Corporate Secretary of Legacy LanzaTech since January 2023. From 2011 through 2022, Mr. Blasko led the global legal and compliance department at James Hardie Industries plc, an Irish-domiciled, NYSE/ASX-listed global building materials company. Prior to joining James Hardie Industries, Mr. Blasko served as General Counsel of Liebert Corporation, a wholly-owned subsidiary of industrial conglomerate Emerson Electric Co., held senior roles within the legal department at The Scotts Miracle-Gro Company and practiced law at Vorys Sater Seymour and Pease LLP, with a broad focus on regulatory, commercial and products liability litigation. Mr. Blasko holds a B.S.F.S. from The Walsh School of Foreign Service at Georgetown University and a J.D. from the Case Western Reserve School of Law.
Julie Zarraga has served as Executive Vice President of Engineering at LanzaTech since the Business Combination, and previously served as Legacy LanzaTech’s Executive Vice President of Engineering since September 2022 until the Business Combination and as Vice President of Engineering from 2015 until September 2022. Previously, she held various leadership roles at Merichem Gas Technologies, including Director of Process Technology. Ms. Zarraga started her career at UOP LLC, a Honeywell Company, where she spent nearly 20 years focused on engineering, project management, construction, commissioning, startup and testing of commercial plants globally. Ms. Zarraga holds a B.S. in Chemical Engineering from Northwestern University.
Robert Conrado, Ph.D. has served as Vice President of Engineering Design and Development at LanzaTech since the Business Combination, and previously served as Legacy LanzaTech’s Vice President of Engineering Design and Development from October 2018 until the Business Combination. Dr. Conrado has held various engineering leadership roles at LanzaTech since joining the company in 2013, serving as Director of Engineering Design and Development from 2016 to October 2018 and Manager of Engineering Design and Development from 2015 to 2016. Prior to his tenure at Legacy LanzaTech, Dr. Conrado was a founding Senior Fellow at the Advanced Research Projects Agency — Energy (ARPA-E) within the U.S. Department of Energy. Dr. Conrado holds a Ph.D. from Cornell University in Chemical and Biomolecular Engineering and a B.E. from Dartmouth College in Biochemical Engineering.
Johanna Haggstrom, Ph.D. has served as Vice President, Chemicals & Hydrocarbon Fuels Technology at LanzaTech since the Business Combination, and previously served as Legacy LanzaTech’s Vice President, Chemicals & Hydrocarbon Fuels Technology from 2020 until the Business Combination. In this role, she leads LanzaTech’s research and development efforts and is responsible for chemical and fuels technology products, processes, measurements and tools, project management, quality, budget, and organizational development. In May 2022 she became responsible for the LanzaTech Freedom Pines Biorefinery, including the scale-up of technologies and LanzaTech biomanufacturing. Prior to joining LanzaTech, Dr. Haggstrom spent more than 12 years in the energy industry at Halliburton Co., including most recently as a Director of Technology. Dr. Haggstrom holds a B.S. in chemical engineering from Mälardalen University in Sweden and a Ph.D. in chemistry from Kansas State University.
Non-Employee Directors
Barbara Byrne has served as a director of LanzaTech since the Business Combination. Ms. Byrne is the former Vice Chairman, Investment Banking at Barclays PLC, where she worked until 2018. During her more than 35 years of financial services experience, Ms. Byrne served as team leader for some of Barclays' most important multinational corporate clients and was the primary architect of several of Barclays' marquee transactions. She is a member of various industry councils and participates as a forum leader on strategic issues and trends facing the financial services sector and global markets. Ms. Byrne has served as a director of Paramount Global since 2018, and as a director of Hennessy Capital Investment Corp. V, Slam Corp. and PowerSchool, Inc. since 2021.
Ms. Byrne holds a B.A. in Economics from Mount Holyoke College. We believe that Ms. Byrne is qualified to serve as a director based on her extensive experience in the investment banking industry and her business and financial expertise.

Nigel Gormly has served as a director of LanzaTech since the Business Combination and previously served as a director of Legacy LanzaTech from 2014 until the Business Combination. Mr. Gormly has served as the Founder and Director of Waihou Capital since 2019. Since 2020, he has also served as Chief Investment Officer of Toha Foundry, a fin-tech company creating a global marketplace with climate and environmental impact at its heart to enable the true value of impact to be recognized and traded in the market, enabling impact investment to be unleashed at scale. Mr. Gormly previously served as Head of International Direct Investment for the New Zealand Superannuation Fund, New Zealand’s sovereign wealth fund, from 2013 to 2019, where he was primarily responsible for the Fund’s direct investments in energy, infrastructure and expansion capital as well as leading the Fund’s collaboration efforts with global investment partners. Prior to joining the Super Fund, Mr. Gormly spent 10 years with Fonterra, where he held a number of strategic development and commercial leadership roles, most recently as General Manager of Commercial Ventures. Mr. Gormly’s early career was focused on M&A and corporate finance advisory based in London, with assignments throughout Asia, Latin America and Europe. He has also served on the board of View, Inc. (Nasdaq: VIEW) since 2015. A Chartered Financial Analyst, Mr. Gormly holds a Graduate Diploma in Finance, and a B.Sc. and a B.Com. from the University of Auckland.
We believe that Mr. Gormly is qualified to serve as a director based on his extensive experience in the venture capital and investment banking industries. Mr. Gormly was nominated as a director on the board of directors of Legacy LanzaTech by New Zealand Superannuation Fund.
Dorri McWhorter has served as a director of LanzaTech since the Business Combination. Ms. McWhorter has served as the President and Chief Executive Officer of YMCA of Metropolitan Chicago since 2021. From 2011 to 2021, Ms. McWhorter served as the chief executive officer of YWCA of Metropolitan Chicago. Prior to joining the YWCA, she was a partner at Crowe Horwath, LLP, and also held senior positions with Snap-on Incorporated and Booz Allen Hamilton. Ms. McWhorter is a former licensed certified public accountant and currently sits on the Financial Accounting Standards Advisory Council. Ms. McWhorter has served as a director of Lifeway Foods, Inc. since 2020, and also serves on the boards of William Blair Funds and Skyway Concession Company.
Ms. McWhorter holds a Bachelor of Business Administration degree from the University of Wisconsin- Madison, an M.B.A. from Northwestern University's Kellogg School of Management, and an honorary Doctor of Humane Letters from Lake Forest College. We believe that Ms. McWhorter is qualified to serve as a director based on her experience as a chief executive officer and her business and financial expertise.
Jim Messina has served as a director of LanzaTech since the Business Combination and previously served as a director of Legacy LanzaTech from 2013 until the Business Combination. Mr. Messina has served as the President and CEO of The Messina Group, a strategic consulting firm specializing in advising political leaders, corporations, and advocacy organizations, since 2013. Jim Messina has served as a director of Ontrak, Inc. since August 2022. Previously, Mr. Messina served as White House Deputy Chief of Staff to President Barack Obama from 2009 to 2011 and was Campaign Manager for President Obama’s 2012 re-election campaign. Previously, Mr. Messina served as Chief of Staff for various Senate and House offices on Capitol Hill where he worked to pass key legislation. Mr. Messina serves on the boards of several private companies including Blockchain.com, Fortera, Vectra.ai, the United States Soccer Foundation, and the Montana Land Reliance. Mr. Messina is a graduate of the University of Montana where he earned a B.A. in political science and journalism.
We believe that Mr. Messina is qualified to serve as a director based on his corporate advisory expertise and his extensive experience in executive management.
Nimesh Patel has served as a director of LanzaTech since January 2021, and previously served as AMCI’s Chief Executive Officer from January 2021 until the Business Combination. Mr. Patel is a Managing Director, Co-head of Investments and a member of the Investment Committee for AMCI Group. Mr. Patel has served as a key member of AMCI’s senior management team since January 2008 and has helped lead the investment business for AMCI. Mr. Patel was an officer of AMCI Acquisition Corp., a SPAC that successfully completed a business combination with Advent Technologies, Inc. in February 2021. Mr. Patel has served on the Boards of Directors or represented AMCI’s equity interests in eight companies during his time at AMCI and has served on the Board of Directors for Conuma Resources Ltd since April 2017. Prior to joining AMCI, Mr. Patel was with Great Hill Partners where he focused on private equity investments in technology-enabled services companies. Previously Mr.

Patel was with ChrysCapital, where he focused on private equity investments in the technology-enabled services, business process outsourcing and renewable energy sectors. Mr. Patel graduated cum laude from Princeton University with an A.B. in Economics and with an M.B.A. from the Wharton School of the University of Pennsylvania.
We believe that Mr. Patel is qualified to serve as a director because of his depth of experience in the investment sector.
Gary Rieschel has served as a director of LanzaTech since the Business Combination, and previously served as a director of Legacy LanzaTech from 2010 until the Business Combination. Mr. Rieschel has served as the Founder and Managing Partner of Qiming Venture Partners since 2005, when he founded the venture capital firm. Qiming Venture Partners primarily invests in the technology and consumer and healthcare industries, and has over $9 billion in assets under management. Prior to founding Qiming Venture Partners, Mr. Rieschel was a senior executive at Intel, Sequent Computer, Cisco Systems, and Softbank Corporation. Mr. Rieschel has in total 27 years of experience as a venture capital investor.
Mr. Rieschel holds a B.A. in Biology from Reed College and an M.B.A. from Harvard Business School. We believe that Mr. Rieschel is qualified to serve as a director based on his business experience and 27 years of experience in the venture capital industry. Mr. Rieschel was nominated as a director on the board of directors of Legacy LanzaTech by Qiming Venture Partners.
Board Composition
The LanzaTech Board directs the management of LanzaTech’s business and affairs, as provided by Delaware law, and conducts its business through meetings of the Board and its standing committees. The LanzaTech Board consists of seven members. Dr. Holmgren serves as chair of the Board. The primary responsibilities of the Board are to provide risk oversight and strategic guidance to LanzaTech and to counsel and direct LanzaTech’s management. The Board meets on a regular basis and will convene additional meetings, as required.
The LanzaTech Board is divided into three classes, with only one class of directors being elected in each year and each class serving a three-year term. Nigel Gormly, Jennifer Holmgren and Nimesh Patel are currently Class I drectors; Barbara Byrne and Gary Rieschel are currently Class II directors; and Jim Messina and Dorri McWhorter are currently Class III directors. Each Class I director has a term that expires at LanzaTech’s 2024 annual meeting of stockholders, each Class II director has a term that expires at LanzaTech’s 2025 annual meeting of stockholders, and each Class III director has a term that expires at LanzaTech’s 2026 annual meeting of stockholders, or in each case until their respective successors are duly elected and qualified, or until their earlier resignation, removal or death.
Independence of Directors
LanzaTech adheres to the rules of Nasdaq in determining whether a director is independent. The Nasdaq listing standards generally define an “independent director” as a person who is not an executive officer or employee, or who does not have a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. Our board of directors has determined that Nigel Gormly, Barbara Byrne, Jim Messina, Dorri McWhorter and Gary Rieschel are independent directors of LanzaTech. LanzaTech’s independent directors have regularly scheduled meetings at which only independent directors are present.
The board recognizes the importance of appointing a strong lead independent director to maintain a counterbalancing structure to ensure the board functions in an appropriately independent manner. Jim Messina serves as our lead independent director. Our lead independent director’s responsibilities include, among other things:
•presiding at all meetings of the board in the absence of, or upon the request of, the Chairperson of the board;
•lead regular executive sessions of the independent members of the board;

•call special meetings of the Board as necessary to address important or urgent LanzaTech issues;
•call meetings of the non-employee or independent members of the board, with appropriate notice;
•advise the Nominating and Governance Committee and the Chairperson of the board on the membership of the various board committees and the selection of committee chairpersons;
•serve as principal liaison between the non-employee and independent members of the board, as a group, the Chief Executive Officer, and the Chairperson of the board, as necessary;
•engage when necessary and appropriate, after consultation with the Chairperson of the board and the Chief Executive Officer, as the liaison between the board and our shareholders and other stakeholders; and
•foster open dialogue and constructive feedback among the independent directors.
Board Leadership Structure and Role in Risk Oversight
The Board recognizes that the leadership structure and combination or separation of the Chief Executive Officer and chairperson roles is driven by the needs of LanzaTech at any point in time. As a result, no policy exists requiring combination or separation of leadership roles, and our governing documents do not mandate a particular structure. This has allowed the Board the flexibility to establish the most appropriate structure for LanzaTech at any given time.
The LanzaTech Board oversees the risk management activities designed and implemented by its management. The LanzaTech Board does not have a standing risk management committee, but rather executes its oversight responsibility both directly and through its standing committees. The LanzaTech Board also considers specific risk topics, including risks associated with LanzaTech’s strategic initiatives, business plans and capital structure. LanzaTech’s management, including its executive officers, are primarily responsible for managing the risks associated with operation and business of the company and providing appropriate updates to the LanzaTech Board and the audit committee. The LanzaTech Board delegates to the audit committee oversight of its risk management process, and LanzaTech’s other board committees also consider risks as they perform their respective committee responsibilities. All board committees report to the LanzaTech Board as appropriate, including, but not limited to, when a matter rises to the level of a material or enterprise risk.
Board Committees of LanzaTech’s Board of Directors
LanzaTech has an audit committee, a nominating and governance committee and a compensation committee. In addition, from time to time, special committees may be established under the direction of the LanzaTech Board when necessary to address specific issues. Copies of each board committee’s charter are posted on our website. Our website and the information contained on, or that can be accessed through, such website are not deemed to be incorporated by reference in, and are not considered part of, this annual report.
Audit Committee
LanzaTech’s audit committee consists of Barbara Byrne, Nigel Gormly and Dorri McWhorter. Dorri McWhorter serves as the chairperson of LanzaTech’s audit committee. Each of Barbara Byrne, Nigel Gormly and Dorri McWhorter is independent under Nasdaq listing standards and Rule 10A-3 of the Exchange Act. Each member of the audit committee is financially literate. Dorri McWhorter is an “audit committee financial expert” within the meaning of SEC regulations.
The audit committee has the following responsibilities, among others, as set forth in the audit committee charter:
•selecting a firm to serve as the independent registered public accounting firm to audit LanzaTech’s financial statements;
•ensuring the independence of the independent registered public accounting firm;

•discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, LanzaTech’s interim and year-end operating results;
•establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;
•considering the adequacy of LanzaTech’s internal controls;
•reviewing material related party transactions or those that require disclosure; and
•pre-approving audit and non-audit services to be performed by the independent registered public accounting firm.
Nominating and Governance Committee
LanzaTech’s nominating and governance committee consists of Nigel Gormly, Dorri McWhorter and Jim Messina. Jim Messina serves as the chairperson of LanzaTech’s nominating and governance committee. Each of Nigel Gormly, Dorri McWhorter and Jim Messina is independent under Nasdaq listing standards.
The nominating and governance committee has the following responsibilities, among others, as set forth in the nominating and governance committee’s charter:
•identifying and recommending candidates for membership on the Board;
•reviewing and recommending LanzaTech’s corporate governance guidelines and policies;
•overseeing the process of evaluating the performance of the Board;
•assisting the Board on corporate governance matters; and
•reviewing proposed waivers of our Code of Conduct and Ethics for directors and executive officers.
Compensation Committee
LanzaTech’s compensation committee consists of Barbara Byrne, Jim Messina and Gary Rieschel. Gary Rieschel will serve as the chairperson of LanzaTech’s compensation committee. Each of Barbara Byrne, Jim Messina and Gary Rieschel is independent under applicable SEC rules and Nasdaq listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.
The compensation committee has the following responsibilities, among others, as set forth in the compensation committee’s charter:
•reviewing and approving, or recommending that the Board approve, the compensation of executive officers;
•reviewing and recommending to the Board the compensation of its directors;
•administering LanzaTech’s stock and equity incentive plans;
•reviewing and approving, or making recommendations to the Board with respect to, incentive compensation and equity plans; and
•reviewing LanzaTech’s overall compensation philosophy.
Code of Ethics and Code of Conduct and Ethics
LanzaTech has adopted a Code of Conduct and Ethics that applies to all officers, directors and employees. The Code of Conduct and Ethics codifies the business and ethical principles that govern all aspects of our business, reflecting our commitment to this culture of honesty, integrity and accountability. In addition to following the Code of Conduct and Ethics, officers, directors and employees are expected to seek guidance in situations where there is a question regarding compliance issues, whether with the letter or the spirit of our policies and applicable laws. LanzaTech’s Code of Conduct and Ethics applies to all of the executive officers, directors and employees of LanzaTech and its subsidiaries. We will provide, without charge, upon request, copies of the Code of Ethics. Our Code of Conduct and Ethics is available on our website. LanzaTech’s website and the information contained on, or that can be accessed through, such website is not deemed to be incorporated by reference in, and are not considered part of, this annual report.
Compensation Committee Interlocks and Insider Participation
None of the members of the compensation committee is currently one of LanzaTech’s officers or employees. None of LanzaTech’s executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee of any entity that has one or more executive officers who is serving as a member of LanzaTech’s board of directors or compensation committee.
ITEM 11.EXECUTIVE COMPENSATION
Executive Compensation
This section provides an overview of LanzaTech’s executive compensation programs as they relate to the executive officers named below (the “named executive officers”), including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. LanzaTech’s board of directors (the “LanzaTech Board”), upon the recommendation of its compensation committee, has historically determined the compensation of LanzaTech’s Chief Executive Officer. The Chief Executive Officer has historically determined the compensation for LanzaTech’s Chief Financial Officer and Chief Scientific Officer, except that all bonus awards, stock options and restricted stock awards are approved by the LanzaTech Board upon the recommendation of the compensation committee. For the year ended December 31, 2022, LanzaTech’s named executive officers were:
•Dr. Jennifer Holmgren, LanzaTech’s Chief Executive Officer and a member of the LanzaTech Board;
•Geoff Trukenbrod, LanzaTech’s Chief Financial Officer; and
•Dr. Sean Simpson, LanzaTech’s former Chief Scientific Officer and a former member of the LanzaTech Board.
As required by SEC rules, our named executive officers also include the following individuals who were former officers of AMCI until the closing of the Business Combination: Nimesh Patel, who served as Chief Executive Officer, and Patrick Murphy, who served as Chief Financial Officer. Neither of them received any employee compensation during the fiscal year ended December 31, 2022 and, as a result, this section is focused on the compensation of our current named executive officers.
2022 Summary Compensation Table
Each of the named executive officers is an executive officer of New LanzaTech, except for Dr. Simpson, who is an advisor to the company. The following table presents information regarding the compensation awarded by, earned by or paid to our named executive officers during the fiscal year ended December 31, 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-qualified Deferred Compensation Earnings ($)(1)	Total ($)
Dr. Jennifer Holmgren
Chief Executive Officer	2022	525,000		378,000		—	—	5,202	908,202
Geoff Trukenbrod
Chief Financial Officer	2022	388,269	(2)	135,000	(5)	—	—	10,637	533,907
Dr. Sean Simpson(3)
Former Chief Scientific Officer	2022	336,500	(4)	87,750		—	—	10,653	434,903
__________________
(1)Reflects matching contributions under LanzaTech’s 401(k) retirement savings plan.
(2)Reflects an increase in Mr. Trukenbrod’s annual base salary that became effective on February 6, 2022.
(3)Dr. Simpson served as LanzaTech’s Chief Scientific Officer beginning in 2010 through December 2022.
(4)Reflects an increase in Dr. Simpson’s annual base salary that was effective from February 6, 2022 through December 31, 2022.
(5)Includes a bonus of $30,000, $15,000 of which was paid in connection with the execution of Mr. Trukenbrod’s employment agreement on May 29, 2021 and $15,000 of which was paid six months thereafter.
Narrative to Summary Compensation Table
Base Salaries
Dr. Holmgren’s annual base salary for 2022 was $525,000.
Mr. Trukenbrod’s annual base salary for 2022 was initially $375,000, and was increased to $390,000 effective as of February 6, 2022.
Dr. Simpson’s annual base salary for 2022 was $325,000, and was increased to $338,000, effective from February 6, 2022 to December 31, 2022.
Bonuses
In 2022, Dr. Holmgren, Mr. Trukenbrod and Dr. Simpson each earned a discretionary bonus.
Equity Compensation
Although LanzaTech does not have a formal policy with respect to the grant of equity incentive awards to its executive officers, or any formal equity ownership guidelines applicable to them, LanzaTech generally uses equity incentive awards to compensate its executive officers in the form of initial grants in connection with the commencement of employment and also at various other times during their employment. Accordingly, the LanzaTech Board, upon the recommendation of its compensation committee, periodically reviews the equity incentive compensation of LanzaTech’s executive officers and from time to time has granted equity incentive awards to them in the form of stock options and restricted stock awards. No equity incentive awards were granted to Lanza Tech’s named executive officers in 2022.
Executive Employment Agreements and Other Arrangements
Dr. Jennifer Holmgren
LanzaTech entered into an employment agreement with Dr. Holmgren in April 2010, which was subsequently amended. The employment agreement provides for Dr. Holmgren’s at-will employment as LanzaTech’s Chief Executive Officer and provides for an initial base salary, bonus target and equity award. Dr. Holmgren’s salary and bonus target were revised most recently as of May 17, 2021.

Under the terms of her employment agreement, in the event Dr. Holmgren’s employment is terminated without “Cause” (as defined in Dr. Holmgren’s employment agreement), we will be obligated to pay her an amount equal to six months of her then-current base salary, payable in substantially equal installments in accordance with LanzaTech’s standard payroll practices. Notwithstanding the foregoing, in the event that such severance constitutes “nonqualified deferred compensation” within the meaning of Section 409A of the Code, then such severance shall not commence payment until the 60th day following Dr. Holmgren’s “separation from service” within the meaning of Section 409A of the Code. The severance payments, and accelerated vesting terms described above in connection with a termination without Cause following a Change in Control, are subject to Dr. Holmgren’s timely execution of a release agreement in form and content commercially reasonable.
On December 20, 2022, LanzaTech entered into an employment agreement with Dr. Holmgren, which became effective as of the Closing of the Business Combination (the “Holmgren Agreement”). The Holmgren Agreement provides for Dr. Holmgren’s at-will employment as LanzaTech’s Chief Executive Officer and provides for an annual base salary of $750,000 and an initial annual bonus target of 100% of Dr. Holmgren’s base salary. Pursuant to the agreement, LanzaTech granted Dr. Holmgren an initial equity award following the Closing consisting of (i) restricted stock units with a targeted value of $1,500,000 at grant, and (ii) a stock option to purchase a number of shares with a targeted value of $1,500,000 at grant and with a per share exercise price no less than the fair market value of a share on the date of grant. Subject to Dr. Holmgren’s continued service, the initial equity award will vest in substantially equal installments over three years and will be subject to the terms of the 2023 Plan. Contingent upon the Closing, Dr. Holmgren will also be eligible for a one-time award of restricted stock units with a targeted value of $13,000,000 at grant. This award will be subject to both (i) a time-based vesting component (annual vesting over three years) and (ii) a performance-based vesting component (the 20-day average closing price of a share of our common stock must reach $11.50 on or after the 151st day following, and within five years of, the Closing), and will vest on the first date both requirements are satisfied.
Under the terms of the Holmgren Agreement, in the event Dr. Holmgren’s employment is terminated without “Cause” or Dr. Holmgren resigns for “Good Reason” (in each case as defined in the Holmgren Agreement), we are obligated to pay Dr. Holmgren (i) a lump sum payment equal to 18 months of her then-current base salary; (ii) an annual bonus (if any) for the year in which the termination occurs, equal to the annual bonus Dr. Holmgren would have received for that year based on actual performance and pro-rated based on the number of days she was employed during the relevant year; and (iii) if Dr. Holmgren is eligible for and timely elects COBRA coverage, up to 18 months of the portion of Dr. Holmgren’s COBRA premium attributable to the employer contributions LanzaTech would have paid had Dr. Holmgren remained employed. Additionally, if Dr. Holmgren’s employment is terminated without Cause or for Good Reason during the period beginning 30 days prior to a “Corporate Transaction” (as defined in the Holmgren Agreement) and ending 24 months following a Corporate Transaction, the amount of the lump sum payment described in clause (i) will be increased from 18 months to 24 months of her then-current base salary, and 50% of Dr. Holmgren’s stock options which are outstanding as of the Closing will immediately vest.
The severance payments and accelerated vesting terms described above are subject to Dr. Holmgren’s execution of a release agreement in a form provided by LanzaTech. Upon the adoption of the Severance Plan (as defined below), the terms of that plan will override the severance described above in clauses (i) through (iii) to the extent that plan’s benefit is at least equal to the severance described above in clauses (i) through (iii). Dr. Holmgren’s severance benefit under the Severance Plan is expected to be identical to what is described in clauses (i) through (iii) above.
Geoff Trukenbrod
LanzaTech entered into an employment agreement with Mr. Trukenbrod, effective as of May 29, 2021. The employment agreement provides for Mr. Trukenbrod’s at-will employment as LanzaTech’s Chief Financial Officer and provides for an annual base salary of $375,000 and an annual bonus of up to 40% of his then-current base salary. Mr. Trukenbrod was also awarded a $30,000 bonus in connection with the execution of his employment agreement, $15,000 of which was paid at the time of execution of such agreement and $15,000 of which was paid six months thereafter. In addition, LanzaTech awarded Mr. Trukenbrod an option to purchase 1,006,176 shares of common stock.

Under the terms of his employment agreement, in the event Mr. Trukenbrod’s employment is terminated without “Cause” (as defined in Mr. Trukenbrod’s employment agreement) or he resigns for “Good Reason” (as defined in Mr. Trukenbrod’s employment agreement), we will be obligated to (i) pay Mr. Trukenbrod an amount equal to six months of his then-current base salary, payable on LanzaTech’s normal payroll schedule, (ii) subsidize Mr. Trukenbrod’s continuation coverage under the Consolidated Omnibus Budget Reconciliation Act for a period of six months, and (iii) accelerate the vesting of any outstanding equity that would have vested in the 24-month period following Mr. Trukenbrod’s termination. The severance payments and accelerated vesting terms described above are subject to Mr. Trukenbrod’s execution of a waiver and release agreement in a form acceptable to LanzaTech for its senior executives.
On December 21, 2022, LanzaTech entered into a new employment agreement with Mr. Trukenbrod, which became effective as of the Closing of the Business Combination (the “Trukenbrod Agreement”). The Trukenbrod Agreement provides for Mr. Trukenbrod’s at-will employment as LanzaTech’s Chief Financial Officer and provides for an annual base salary of $425,000 and an initial annual bonus target of 70% of Mr. Trukenbrod’s base salary. Pursuant to the agreement, LanzaTech granted Mr. Trukenbrod an initial equity award following the Closing consisting of (i) restricted stock units with a targeted value of $350,000 at grant, and (ii) a stock option to purchase a number of shares with a targeted value of $350,000 at grant and with a per share exercise price no less than the fair market value of a share on the date of grant. Subject to Mr. Trukenbrod’s continued service, the initial equity award will vest in substantially equal installments over three years and will be subject to the terms of the 2023 Plan. Contingent upon the Closing, Mr. Trukenbrod will also be eligible for a one-time award of restricted stock units with a targeted value of $1,400,000 at grant. This award will be subject to both (i) a time-based vesting component (annual vesting over three years) and (ii) a performance-based vesting component (the 20-day average closing price of a share of common stock must reach $11.50 on or after the 151st day following, and within five years of, the Closing), and will vest on the first date both requirements are satisfied.
Under the terms of the Trukenbrod Agreement, in the event Mr. Trukenbrod’s employment is terminated without “Cause” or Mr. Trukenbrod resigns for “Good Reason” (in each case, as defined in the Trukenbrod Agreement), we will be obligated to pay Mr. Trukenbrod (i) a lump sum payment equal to 12 months of his then-current base salary; (ii) an annual bonus (if any) for the year in which the termination occurs, equal to the annual bonus Mr. Trukenbrod would have received for that year based on actual performance and pro-rated based on the number of days he was employed during the relevant year; and (iii) if Mr. Trukenbrod is eligible for and timely elects COBRA coverage, up to 12 months of the portion of Mr. Trukenbrod’s COBRA premium attributable to the employer contributions LanzaTech would have paid had Mr. Trukenbrod remained employed. In addition, following a termination without “Cause” or a resignation for “Good Reason”, the number of shares subject to stock options that remain outstanding as of immediately prior to the Closing, that would have vested in the 24-month period following such a termination, shall immediately vest. Notwithstanding the foregoing, if Mr. Trukenbrod’s employment is terminated without Cause or for Good Reason during the period beginning 30 days prior to a “Corporate Transaction” (as defined in the Trukenbrod Agreement) and ending 24 months following a Corporate Transaction, the amount of the lump sum payment described in clause (i) will be increased from 12 months to 18 months of his then-current base salary.
The severance payments and accelerated vesting terms described above are subject to Mr. Trukenbrod’s execution of a release agreement in a form provided by LanzaTech. Upon the adoption of the Severance Plan, the terms of that plan will override the severance described above in clauses (i) through (iii) to the extent that plan’s benefit is at least equal to the severance described above in clauses (i) through (iii). Mr. Trukenbrod’s severance benefit under the Severance Plan is expected to be identical to what is described in clauses (i) through (iii) above.
Dr. Sean Simpson
We entered into an offer letter with Dr. Simpson in November 2013, which was subsequently amended. The offer letter provided for Dr. Simpson’s at-will employment as LanzaTech’s Chief Science Officer and provided for an initial base salary and bonus target.
On January 2, 2023, we entered into a Transition Letter with Dr. Simpson (the “Transition Letter”), pursuant to which Dr. Simpson resigned from his positions as Chief Scientific Officer and as a member of the LanzaTech Board, effective as of January 1, 2023. In connection with Dr. Simpson’s resignation and subject to Dr. Simpson complying with all other terms of the Transition Letter (including executing and not revoking the release of certain claims), he will receive a $1,500,000 payment in a single lump sum within 45 days of the Closing.
As provided by the terms of the Transition Agreement, LanzaTech and Dr. Simpson entered into a consulting agreement (the “Consulting Agreement”), pursuant to which Dr. Simpson will serve as a consultant to LanzaTech from January 1, 2023, through January 1, 2025, unless terminated by us or Dr. Simpson pursuant to the terms of the Consulting Agreement. Dr. Simpson’s unvested equity awards will continue to vest so long as he remains a consultant to LanzaTech.
Outstanding Equity Awards as of December 31, 2022
The following table provides information regarding outstanding stock options held by LanzaTech’s named executive officers as of December 31, 2022. All awards in the table below that were granted prior to July 29, 2019 were granted under one of the following LanzaTech equity plans: 2006 Scheme, 2011 Plan, 2013 Plan, or 2015 Plan (each as defined below, and collectively the “Legacy LanzaTech Plans”), and awards granted subsequent to such date were granted under the LanzaTech NZ, Inc. 2019 Stock Plan (the “2019 Plan”), each as described in more detail under “— Equity Incentive and Other Compensation Plans” below.

		Option Awards				Stock Awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Dr. Jennifer Holmgren	2/14/2013	137,474	—	1.60	2/14/2023	—	—
	9/20/2017	984,302	—	1.38	9/20/2027	—	—
	6/26/2020	496,674	354,768	1.07	6/26/2030	—	—
	4/20/2021	—	—		—	1,227,228	4,168,676
Geoff Trukenbrod	4/19/2021	503,087	503,087	1.09	4/19/2031	—	—
Dr. Sean Simpson(2)	2/14/2013	313,358	—	1.60	2/14/2023	—	—
	9/20/2017	874,935	—	1.38	9/20/2027	—	—
	6/26/2020	52,496	78,744	1.07	6/26/2030	—	—
	11/9/2020	192,652	110,010	1.07	11/9/2030	—	—
	11/9/2020	—	—	—	—	592,904	2,013,991
___________________
(1)Based on the November 18, 2022 value of $14.86 per share, which was the latest appraisal received by LanzaTech for purposes of administering its equity incentive plans. This appraised value is subject to certain limitations, qualifications and assumptions and may not reflect the fair value of LanzaTech's common stock, is presented for illustrative purposes only and should not be relied on for any reason.
(2)Dr. Simpson’s unvested equity awards will continue to vest so long as he remains a consultant to LanzaTech.
Equity Incentive and Other Compensation Plans
Incentive Plan
On December 23, 2022, the AMCI Board approved the 2023 Plan, which was approved by the AMCI stockholders on February 6, 2023, and became effective as of the consummation of the Business Combination.
AMCI initially reserved 19,622,273 shares of common stock for issuance under the 2023 Plan (the “Share Reserve”). In addition, such aggregate number of shares will automatically increase on January 1 of each year commencing on January 1, 2024, before the expiration of the 2023 Plan, in an amount equal to 3% of the total number of shares of our capital stock outstanding on December 31 of the preceding year, unless the Board acts prior to January 1st of a given year to provide that the increase for such year will be a lesser number. The maximum aggregate number of shares which may be issued thereunder pursuant to incentive stock options (“ISOs”) is 760,000,000 shares.
Shares issued under the 2023 Plan include authorized but unissued or reacquired shares of common stock. Any shares of common stock underlying any awards that are forfeited, cancelled, reacquired by us prior to vesting, expired (whether voluntarily or involuntarily), satisfied without the issuance of shares, withheld upon exercise of a stock option or settlement of an award to cover the exercise price or tax withholding, surrendered pursuant to an exchange, or otherwise terminated (other than by exercise) shall again be available for grant and issuance under the 2023 Plan; shall be deemed not to have been issued for purposes of determining the maximum aggregate number of shares that may be issued under the 2023 Plan; and shall not reduce the Share Reserve. With respect to awards that will or may be settled in cash, only shares actually issued pursuant to such awards are not available under the 2023 Plan; all remaining shares under such awards are available for future grant under the 2023 Plan. If any shares that actually have been issued under the 2023 Plan pursuant to an award are forfeited back to or reacquired by us pursuant to the failure to meet a contingency or condition required to vest such shares in the grantee, a right of first refusal, a forfeiture provision, or repurchase by us, then the shares that are forfeited or reacquired will revert to and again become available for future grant and issuance under the 2023 Plan. Shares underlying any substitute awards that we grant to employees, directors or consultants of a business that is acquired by us do not count against the Share Reserve.
Plan Administration
The Board administers the 2023 Plan, and is authorized to delegate any or all of its powers under the 2023 Plan to one or more committees. The Board or committee(s) administering the 2023 Plan are referred to herein as the “Administrator.” The Board is permitted to delegate to one or more officers the power to grant awards to its employees and officers and to exercise such other powers under the 2023 Plan as theBoard or committee(s) may determine, subject to certain limitations.
Awards
Under the 2023 Plan, the Administrator has the authority to award nonstatutory stock options (“NSOs”), ISOs, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), unrestricted stock, performance awards and other stock-based awards or cash incentives. All awards are granted pursuant to an award agreement. Awards other than ISOs can be granted to employees, directors and consultants, but ISOs can be granted only to employees.
The Administrator has the authority to set the terms of all awards, including the vesting schedule, restrictions and restriction periods, repurchase provisions, rights of first refusal, forfeiture provisions, form of payment (cash, shares, or other consideration) upon exercise or settlement of the award, payment contingencies, and satisfaction of any performance goals. Each award agreement must specify any circumstances under which awards may be forfeited.
Stock Options and SARs. With respect to stock options and SARs, the Administrator determines the exercise price applicable thereto within the terms and conditions of the 2023 Plan; provided that, the exercise price per share subject to a stock option or SAR cannot be less than 100% of the fair market value of the common stock on the date of grant, unless the Board expressly determines otherwise and such stock option or SAR complies with applicable law, including Section 409A of the Code to the extent applicable. Notwithstanding the foregoing, stock options may be granted with a per share exercise price, other than as required above, as a substitution for a stock option or SAR in accordance with and pursuant to Section 424 of the Code, in the case of an ISO, and pursuant to Section 409A of the Code, in the case of a NSO. The Administrator also has authority to determine the term of stock options and SARs granted under the 2023 Plan, up to a maximum period of 10 years. The Administrator may, but is not required to, permit a grantee to exercise any part or all of his or her stock options prior to full vesting. In no event may a stock option be exercised beyond the expiration of its term. Payment for shares issued upon the exercise of a stock option may be made by (1) cash; (2) check; (3) to the extent permitted under applicable law, delivery of a promissory note with such recourse, interest, security, redemption, and other provisions as the Administrator determines to be appropriate (subject to the provisions of Section 153 of the Delaware General Corporation Law and

any other applicable law); (4) cancellation of indebtedness; (5) other previously owned shares that have a fair market value on the date of surrender equal to the aggregate exercise price of the shares as to which the stock option is exercised; (6) a cashless exercise; (7) such other consideration and method of payment permitted under applicable law; or (8) any combination of the foregoing methods of payment. The 2023 Plan does not permit the repricing of options or SARs without shareholder approval.
Tax Limitations on ISOs. The aggregate fair market value, determined at the time of grant, of shares of common stock with respect to ISOs that are exercisable for the first time by an optionholder during any calendar year under all stock plans we maintain may not exceed $100,000. Options or portions thereof that exceed such limit are generally treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own more than 10% of the total combined voting power of all classes of our stock or any of our affiliates unless (1) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant, and (2) the option is not exercisable after the expiration of five years from the date of grant.
Restricted Stock. Except as otherwise provided in an award agreement, if a grantee of restricted stock terminates employment or service during the applicable restriction period, we have the right to repurchase all or part of the shares of restricted stock still subject to restriction from the grantee at the issue price or at another stated or formula price (or to require forfeiture if such shares of restricted stock were issued at no cost). Additionally, unless otherwise determined by the Administrator, grantees of restricted stock are entitled to receive all dividends and other distributions paid with respect to their shares of restricted stock, subject to such terms and conditions as the Administrator may determine.
Restricted Stock Units. An RSU may be settled in any form specified by the Administrator in the award agreement, including delivery of stock, cash, or a combination of cash and stock as deemed appropriate by the Administrator. The Administrator may, but need not, provide that grantees of RSUs are paid or accrue dividend equivalent payments on each date that dividends are paid with respect to our common stock prior to the settlement of their RSUs, subject to such terms and conditions as the Administrator may determine. The treatment of any dividends or dividend equivalents shall be set forth in the award agreement at the time the award is granted.
Performance Awards. The 2023 Plan permits the grant of performance-based stock and cash awards that may vest or become earned and paid contingent upon the attainment of performance goals during a designated performance period, as determined by the Administrator and set forth in the applicable award agreement. Performance goals may be based on a company-wide basis, with respect to one or more business units, divisions, subsidiaries, or business segments, and in either absolute terms or relative to the performance of one or more comparable companies or the performance of one or more relevant indices, and may be based on financial performance, achievement of strategic objectives, or any other organizational goals, all as determined by the Administrator. At the expiration of the performance period, the Administrator shall evaluate the performance award holder’s and/or our performance in light of any performance goals for such performance award, and shall determine the number of shares (or other applicable payment measures) which have been earned.
Other Awards. The Board may issue other forms of awards, which may, but are not required to be, valued in whole or in part by reference to, or otherwise based on, our common stock. The Board has sole and complete discretion to determine the persons to whom and the time or times at which such other awards are granted, the number of shares of our common stock (or the cash equivalent thereof) to be granted and all other terms and conditions of such other awards. Such awards may be granted either alone or in conjunction with other awards granted under the 2023 Plan.
Transferability
Under the 2023 Plan, awards generally are not transferable, but the Administrator may provide that an award is transferable by will, by the laws of descent and distribution, or as permitted by applicable law. A grantee must satisfy all applicable federal, state and local or other income and employment tax withholding obligations before we recognize ownership of shares under an award (or other consideration payable pursuant to the award).

Corporate Transactions and Recapitalizations
In the event of a “Corporate Transaction” (as defined in the 2023 Plan), each outstanding award is treated as the Administrator determines. The Administrator has the right to (1) accelerate the vesting of any or all outstanding stock options and SARs, in whole or in part; (2) make non-forfeitable any or all outstanding restricted stock or RSUs, in whole or in part; (3) cancel for no consideration any stock option or SAR that is not exercised as of the effective time of the Corporate Transaction; or (4) cancel or redeem awards in exchange for cash or another form of consideration, including substitute awards in respect of the capital stock of a successor corporation, all subject to any limitations imposed by applicable law and provided that, if the fair market value of common stock on the date of the Corporate Transaction does not exceed the exercise price of any option or SAR, the Administrator may cancel that stock option or SAR without any payment of consideration. The Administrator is not obligated to treat all stock awards or portions of stock awards in the same manner and is not obligated to take the same actions with respect to all participants.
In the event a successor or acquiring corporation (if any) refuses to assume, convert, replace, or substitute awards pursuant to a Corporate Transaction, such awards will have their vesting accelerate as to all shares subject to such awards (and any applicable right of repurchase fully lapse) immediately prior to the Corporate Transaction. In addition, in the event a successor or acquiring corporation (if any) refuses to assume, convert, replace, or substitute awards pursuant to a Corporate Transaction, the Administrator will notify the grantee that such award will be exercisable for a period of time determined by the Administrator in its sole discretion, and such award will terminate upon the expiration of such period.
Separately, in the event of a stock split or other change in our capital structure, the 2023 Plan provides for appropriate adjustments, as applicable, to the maximum number and class of shares reserved for issuance under the 2023 Plan, the ISO limit, and the class and number of shares and exercise price or purchase price of outstanding awards under the 2023 Plan.
Plan Amendment or Termination
The Board has the authority to amend, suspend, or terminate the 2023 Plan, although certain material amendments require the approval of our stockholders. In no event will any amendment increase the maximum number of shares of common stock with respect to which awards may be granted under the 2023 Plan without stockholder approval. No awards are permitted to be granted after the tenth anniversary of the earlier of (i) the date the Board adopts the 2023 Plan and (ii) the date our stockholders approve the 2023 Plan, unless sooner terminated.
The Administrator has the authority to amend, modify or terminate any outstanding award, but the grantee will be required to consent to such action unless the amendment, modification or termination would not materially and adversely affect the grantee’s rights under the 2023 Plan, the change is permitted in connection with specified corporate transactions or capitalization adjustments, or the change is required or advisable for us, the 2023 Plan or the award to satisfy applicable law or accounting standards.
Annual Bonus Plan
On February 8, 2023, the Board adopted an annual bonus plan which became effective upon the completion of the Business Combination. The form of annual bonus plan is attached as Exhibit 10.30 to this annual report.
Executive Severance Plan
On February 8, 2023, the Board adopted an executive severance plan (the “Severance Plan”) which became effective upon the completion of the Business Combination. Under the Severance Plan, qualifying employees who satisfy conditions set forth in the plan (other than Ms. Holmgren) will be entitled to receive 12 months’ base salary, in the case of a Qualifying Termination, or 18 months’ base salary, in the case of a Corporate Transaction Termination (in each case, as defined in the Severance Plan). Ms. Holmgren will be entitled to receive 18 months’ base salary or 24 months’ base salary in the case of a Qualifying Termination or a Corporate Transaction Termination, respectively. Employees having a seniority level of vice president or higher who are designated in writing by the compensation committee of the Board, and who also meet certain other specified criteria will be eligible to participate in the Severance Plan. The Severance Plan is attached as Exhibit 10.35 to this annual report.
2019 Plan
The 2019 Plan was adopted by the LanzaTech Board and approved by LanzaTech’s stockholders on July 29, 2019, and amended and restated on October 28, 2021. The 2019 Plan replaced the LanzaTech NZ, Inc. 2015 Stock Plan (the “2015 Plan”) on the date the 2019 Plan was approved by LanzaTech’s stockholders, except that any awards previously granted under the 2015 Plan remained in effect pursuant to their terms. The 2019 Plan allowed the LanzaTech Board to make equity incentive awards to LanzaTech’s employees, directors, and consultants. No further awards will be made under the 2019 Plan.
Authorized Shares
The maximum aggregate number of shares of common stock that may be issued under the 2019 Plan is 5,906,033 shares, plus any shares returned to the 2019 Plan, and shares returned from a prior plan (up to 5,074,626 shares), as described below. Shares issued under the 2019 Plan include authorized but unissued or reacquired shares of common stock. If (1) an outstanding award for any reason expires or is terminated or cancelled, (2) shares of common stock are acquired pursuant to an award subject to forfeiture or repurchase and are forfeited or repurchased by LanzaTech, or (3) shares of common stock are withheld upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, then the shares of common stock allocable to the terminated portion of such award, such forfeited or repurchased shares of common stock or such shares of common stock used to pay the exercise price or tax withholding shall generally again be available for issuance under the 2019 Plan. If a stock option under the LanzaTech 2006 Share Option Scheme, LanzaTech 2008 Share Option Scheme or LanzaTech NZ, Inc. 2011 Stock Plan expires or is cancelled or terminated (in whole or in part), or if shares of common stock are withheld upon exercise of a stock option under the LanzaTech NZ, Inc. 2011 Stock Plan to cover the exercise price or tax withholding, in each case during the period beginning on October 1, 2020 and ending on October 31, 2021, then the shares of common stock subject to such stock options (which amount shall not exceed 5,074,626 shares of common stock) shall become available for issuance under the 2019 Plan. The maximum number of shares of common stock that may be issued pursuant to the exercise of ISOs shall not exceed 5,906,033 shares, including, to the extent permitted by Section 422 of the Code, any shares that return to the 2019 Plan as described above.
Plan Administration
The LanzaTech Board administers the 2019 Plan and may delegate any or all of its powers under the plan to one or more of its committees. Subject to the terms of the 2019 Plan, the LanzaTech Board had the authority to set the terms of all awards.
Awards
The LanzaTech Board may grant awards of nonstatutory and incentive stock options and restricted stock under the 2019 Plan. All awards are granted pursuant to an award agreement. Awards other than ISOs may be granted to employees, directors, and consultants. ISOs may be granted only to employees. The LanzaTech Board determines the exercise price for a stock option within the terms and conditions of the 2019 Plan; provided, that the exercise price per share subject to an option cannot be less than 100% of the fair market value of common stock on the date of grant. Options granted under the 2019 Plan become exercisable at the rate specified by the LanzaTech Board in the award agreement. The award agreement specifies circumstances under which awards may be forfeited. The LanzaTech Board determines the term of stock options granted under the 2019 Plan, generally, up to a maximum of 10 years.
Any shares of LanzaTech’s common stock awarded under any restricted stock award agreement may be subject to forfeiture to LanzaTech in accordance with a vesting schedule determined by the LanzaTech Board and award agreements for restricted stock will be subject to restrictions imposed by the LanzaTech Board, as it deems appropriate. Generally, if a grantee of restricted stock terminates employment or service during the applicable restriction period, LanzaTech has the right to repurchase from the grantee all or part of the shares of restricted stock still subject to restriction at the issue price or at another stated or formula price.

Corporate Transactions
The 2019 Plan provides that in the event of a “Change in Control” (as defined in the 2019 Plan), each outstanding award will be treated as the LanzaTech Board determines. The LanzaTech Board may (1) accelerate the vesting and/or exercisability of any or all outstanding stock options, in whole or in part; (2) make non-forfeitable any or all outstanding restricted stock awards, in whole or in part; (3) cancel or redeem awards in exchange for cash or another form of consideration, including cancelling for no consideration the portion of an option for which the fair market value on the date of the “Change in Control” does not exceed the exercise price; or (4) provide that the acquiring corporation will assume or continue the awards or substitute the awards for awards with respect to the acquiror’s shares.
The number and class of securities available under the 2019 Plan, the exercise price per share of each stock option, and the repurchase price per share for each restricted stock award is subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, combination or exchange of shares, reclassification of shares, spin-off or other similar change in capitalization.
Certain stock options and restricted stock awards granted in November of 2020, and one restricted stock award granted in April of 2021, provide for accelerated vesting upon certain events that qualify as a “Liquidity Event” (as defined in the applicable award agreements, with respect to stock options and restricted stock awards respectively), unless the LanzaTech Board determines that such event is not a Liquidity Event.
Plan Amendment or Termination
The LanzaTech Board has the authority to alter, amend, suspend or terminate the 2019 Plan in whole or in part; provided, that the LanzaTech Board will obtain stockholder approval of any plan amendment to the extent necessary to comply with applicable law, rule, or regulation. In no event will any amendment increase the maximum number of shares of common stock with respect to which awards may be granted under the 2019 Plan without stockholder approval. The LanzaTech Board may amend, modify, or terminate any outstanding award, but the grantee will be required to consent to such action unless the amendment, modification, or termination would not adversely affect the grantee’s rights under the 2019 Plan or the change is permitted in connection with a Change in Control or capitalization adjustments.
2015 Plan
The 2015 Plan was adopted by the LanzaTech Board on April 1, 2015, and approved by LanzaTech’s stockholders on August 3, 2015. The 2015 Plan replaced the LanzaTech NZ, Inc. 2013 Stock Plan (the “2013 Plan”) on the date the 2015 Plan was approved by LanzaTech’s stockholders, except that any awards previously granted under the 2013 Plan remained in effect pursuant to their terms. The 2015 Plan allowed the LanzaTech Board to make equity incentive awards to LanzaTech’s employees, directors, and consultants.
Plan Administration
The LanzaTech Board administers the 2015 Plan and may delegate any or all of its powers under the plan to one or more of its committees. Subject to the terms of the 2015 Plan, the LanzaTech Board had the authority to set the terms of all awards.
Awards
The LanzaTech Board made grants of awards of nonstatutory and incentive stock options under the 2015 Plan. All awards were granted pursuant to an award agreement. Awards other than ISOs were granted to employees, directors, and consultants. ISOs were granted only to employees. The LanzaTech Board determined the exercise price for a stock option within the terms and conditions of the 2015 Plan; provided, that the exercise price per share subject to an option could not be less than 100% of the fair market value of common stock on the date of grant. Options granted under the 2015 Plan become exercisable at the rate specified by the LanzaTech Board in the award agreement. The award agreement specifies circumstances under which awards may be forfeited. The LanzaTech Board determined the term of stock options granted under the 2015 Plan, generally, up to a maximum of 10 years.

Corporate Transactions
The 2015 Plan provided that in the event of a “Change in Control” (as defined in the 2015 Plan), each outstanding award would be treated as the LanzaTech Board determines. The LanzaTech Board could (1) accelerate the vesting and/or exercisability of any or all outstanding awards, in whole or in part; (2) cancel or redeem awards in exchange for cash or another form of consideration; or (3) provide that the acquiring corporation will assume or continue the awards or substitute the awards for awards with respect to the acquiror’s shares.
The number and class of securities available under the 2015 Plan and the exercise price per share of each stock option granted pursuant to the 2015 Plan is subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, combination or exchange of shares, reclassification of shares, spin-off or other similar change in capitalization.
2013 Plan
The 2013 Plan was adopted by the LanzaTech Board on August 23, 2013, and approved by LanzaTech’s stockholders on August 23, 2013. The 2013 Plan replaced the LanzaTech NZ, Inc. 2011 Stock Plan (the“2011 Plan”) on the date the 2013 Plan was approved by LanzaTech’s stockholders, except that any awards previously granted under the 2011 Plan remained in effect pursuant to their terms. The 2013 Plan allowed the LanzaTech Board to make equity incentive awards to LanzaTech’s employees, directors, and consultants.
Plan Administration
The LanzaTech Board administers the 2013 Plan and may delegate any or all of its powers under the plan to one or more of its committees. Subject to the terms of the 2013 Plan, the LanzaTech Board had the authority to set the terms of all awards.
Awards
The LanzaTech Board made grants of awards of nonstatutory and incentive stock options under the 2013 Plan. All awards were granted pursuant to an award agreement. Awards other than ISOs were granted to employees, directors, and consultants. ISOs were granted only to employees. The LanzaTech Board determined the exercise price for a stock option within the terms and conditions of the 2013 Plan; provided, that the exercise price per share subject to an option could not be less than 100% of the fair market value of common stock on the date of grant. Options granted under the 2013 Plan become exercisable at the rate specified by the LanzaTech Board in the award agreement. The award agreement specifies circumstances under which awards may be forfeited. The LanzaTech Board determined the term of stock options granted under the 2013 Plan, generally, up to a maximum of 10 years.
Corporate Transactions
The 2013 Plan provided that in the event of a “Change in Control” (as defined in the 2013 Plan), each outstanding award would be treated as the LanzaTech Board determines. The LanzaTech Board could (1) accelerate the vesting and/or exercisability of any or all outstanding awards, in whole or in part; (2) cancel or redeem awards in exchange for cash or another form of consideration; or (3) provide that the acquiring corporation will assume or continue the awards or substitute the awards for awards with respect to the acquiror’s shares.
The number and class of securities available under the 2013 Plan and the exercise price per share of each stock option granted pursuant to the 2013 Plan is subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, combination or exchange of shares, reclassification of shares, spin-off or other similar change in capitalization.
2011 Plan
The 2011 Plan was adopted by the LanzaTech Board on April 30, 2011, and approved by LanzaTech’s stockholders on April 30, 2011. The 2011 Plan replaced all prior share option schemes on the date the 2011 Plan was approved by LanzaTech’s stockholders, except that any awards previously granted under such share options schemes remained in effect pursuant to their terms. The 2011 Plan allowed the LanzaTech Board to make equity incentive awards to LanzaTech’s employees, directors, and consultants.
Plan Administration
The LanzaTech Board administers the 2011 Plan and may delegate any or all of its powers under the plan to one or more of its committees. Subject to the terms of the 2011 Plan, the LanzaTech Board has the authority to set the terms of all awards.
Awards
The LanzaTech Board made grants of awards of nonstatutory and incentive stock options under the 2011 Plan. All awards were granted pursuant to an award agreement. Awards other than ISOs were granted to employees, directors, and consultants. ISOs were granted only to employees. The LanzaTech Board determined the exercise price for a stock option within the terms and conditions of the 2011 Plan; provided, that the exercise price per share subject to an option could not be less than 100% of the fair market value of common stock on the date of grant. Options granted under the 2011 Plan become exercisable at the rate specified by the LanzaTech Board in the award agreement. The award agreement specifies circumstances under which awards may be forfeited. The LanzaTech Board determined the term of stock options granted under the 2011 Plan, generally, up to a maximum of 10 years.
Corporate Transactions
The 2011 Plan provided that in the event of a “Change in Control” (as defined in the 2011 Plan), each outstanding award would be treated as the LanzaTech Board determines. The LanzaTech Board could (1) accelerate the vesting and/or exercisability of any or all outstanding awards, in whole or in part; (2) cancel or redeem awards in exchange for cash or another form of consideration; or (3) provide that the acquiring corporation will assume or continue the awards or substitute the awards for awards with respect to the acquiror’s shares.
The number and class of securities available under the 2011 Plan and the exercise price per share of each stock option granted pursuant to the 2011 Plan is subject to adjustment in the event of any stock split, reverse stock split, stock dividend, recapitalization, combination or exchange of shares, reclassification of shares, spin-off or other similar change in capitalization.
LanzaTech 2006 Share Option Scheme (the “2006 Scheme”)
The 2006 Scheme was adopted by the LanzaTech Board in 2006. The 2006 Scheme allowed the LanzaTech Board to grant stock options to LanzaTech’s employees, directors, and consultants.
Plan Administration
The LanzaTech Board administers the 2006 Scheme. Subject to the terms of the 2006 Scheme, the LanzaTech Board has the authority to set the terms of all awards.
Awards
The LanzaTech Board made grants of option awards under the 2006 Scheme. All stock options were granted pursuant to a scheme member undertaking. The LanzaTech Board determined the exercise price for a stock option. Options granted under the 2006 Scheme become exercisable at the rate specified by the LanzaTech Board. The LanzaTech Board determined the terms of stock options granted under the 2006 Scheme.
Corporate Transactions
The 2006 Scheme provided that the LanzaTech Board may require that all “Scheme Members” (as that term is defined in the Rules Relating to the LanzaTech 2006 Share Option Scheme) exercise any then outstanding awards if shares of LanzaTech are listed on a stock exchange or market, or if a person (or group of persons) acquire 50% or more of the total voting rights of LanzaTech.

The number and class of securities available under the 2006 Scheme and the exercise price per share of each stock option is subject to adjustment in the event of any consolidation, subdivision, or similar proportionate reconstruction of the shares of LanzaTech.
Options Deed Poll
In 2006, the LanzaTech Board adopted the Deed Poll Relating to Option Schemes Established by LanzaTech New Zealand Limited (the “Options Deed Poll”) pursuant to New Zealand law. The Options Deed Poll provides administrative and other governing terms for each of the aforementioned equity plans. The Options Deed Poll applies to all grants under the 2006 Scheme, the 2011 Plan, the 2013 Plan, the 2015 Plan, and the 2019 Plan that occurred before October 28, 2021. The Options Deed Poll does not apply to grants made after October 28, 2021, the date on which LanzaTech redomiciled under Delaware law.
Other Benefit Plans
LanzaTech maintains the LanzaTech Retirement Savings 401(k) Plan (the “401(k) Plan”) for its U.S.-based employees, including the named executive officers, who satisfy certain eligibility requirements. The 401(k) Plan is intended to qualify as a tax-qualified plan under Section 401(k) of the Code. The named executive officers are eligible to participate in the 401(k) Plan on the same basis as LanzaTech’s other employees. The Code allows eligible employees to contribute, on a pre-tax basis, a portion of their salary, within prescribed limits, through contributions to the 401(k) Plan. Contributions are allocated to each participant’s account and are then invested in selected investment alternatives according to each participant’s directions. LanzaTech provides for a discretionary matching contribution. In 2021, LanzaTech matched 100% of eligible deferrals up to 3.5% of the participant’s compensation for participants with 1,000 hours of service who were actively employed on December 31, 2021. LanzaTech also participates in certain statutory benefit plans outside of the United States.
Non-Employee Director Compensation
Non-employee directors of LanzaTech did not receive any compensation for their services as directors during 2022.
After the completion of the Business Combination, the Board adopted a non-employee director compensation plan pursuant to which each non-employee director is entitled to receive annual cash compensation of $60,000 and annual incentive compensation in the form of RSUs worth $100,000 for his or her service on the Board. Additionally, the lead independent director is entitled to additional annual cash compensation of $30,000, and each member of the audit committee of the Board, the compensation committee of the Board, and the nominating and governance committee of the Board is entitled to annual cash compensation of $10,000, $7,500, and $5,000, respectively. The chairperson of each such committee is entitled to additional annual cash compensation of $10,000, $7,500, and $5,000, respectively.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of shares of common stock as of March 17, 2023:
a.each person known by us to be the beneficial owner of more than 5% of common stock;
b.each of our named executive officers and directors; and
c.all of our executive officers and directors as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the SEC. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security, or has the right to acquire such powers within 60 days.

The beneficial ownership of shares of common stock is calculated based on 195,451,598 shares of common stock outstanding as of March 17, 2023.
Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock.

Name and Address of Beneficial Owner	Number of shares	% of Total Voting Power
Directors and Named Executive Officers of LanzaTech (1)
Dr. Jennifer Holmgren (2)	4,842,306	2.46%
Geoff Trukenbrod (3)	503,088	*
Barbara Byrne	—	—%
Nigel Gormly	—	—%
Dorri McWhorter	—	—%
James Messina (4)	1,077,926	*
Nimesh Patel	268,148	*
Gary Rieschel	—	—%
Patrick Murphy	160,890	*
Sean Simpson (5)	3,554,721	1.81%
All Directors and Executive Officers of LanzaTech as a Group (18 individuals)	12,981,479	6.41%
Five Percent Holders:
Khosla Ventures (6)	43,839,900	22.40%
Guardians of New Zealand Superannuation (7)	33,263,337	17.00%
Sinopec Capital Co., Ltd. (8)	17,112,976	8.80%
Novo Holdings A/S (9)	15,814,845	8.10%
__________________
*Less than one percent.
(1)Unless otherwise noted, the business address of each of the following individuals is 8045 Lamon Avenue, Suite 400, Skokie, Illinois 60077.
(2)Consists of (i) 3,154,003 shares of Common Stock and (ii) 1,688,303 shares of Common Stock subject to options exercisable within 60 days of March 17, 2023.
(3)Consists of 503,088 shares of Common Stock subject to options exercisable within 60 days of March 17, 2023.
(4)Consists of 1,077,926 shares of Common Stock subject to options exercisable within 60 days of March 17, 2023.
(5)Consists of (i) 1,081,801 shares of LanzaTech Common Stock held by the Shikine Onsen Investment Trust, (ii) 1,083,038 shares of New LanzaTech Common Stock held by Dr. Simpson, and (iii) 1,240,202 shares of LanzaTech Common Stock subject to options exercisable within 60 days of March 17, 2023. Dr. Simpson and his spouse are trustees of the Shikine Onsen Investment Trust and Dr. Simpson may be deemed to have shared voting and dispositive power over the shares held by the Shikine Onsen Investment Trust.
(6)Consists of (i) 13,875,332 shares of LanzaTech common stock held by KV III, (ii) 28,992,029 shares of LanzaTech common stock held by entities owned or controlled by Vinod Khosla, and (iii) 972,539 shares of LanzaTech common stock held by limited partners of KV II not affiliated with Vinod Khosla. Khosla Ventures Associates III, LLC (“KVA III”) is the general partner of KV III. VK Services, LLC (“VK Services”) is the Manager of KVA III. Vinod Khosla is the Managing Member of VK Services. As such, (i) each of KVA III and VK Services may be deemed to be the beneficial owners having shared voting power and shared investment power over 13,875,332 shares of LanzaTech common stock, and (ii) Vinod Khosla may be deemed to be the beneficial owner having shared voting power and shared investment power over 42,867,361 shares of LanzaTech common stock, and each disclaims beneficial ownership of such securities except to the extent of his or its pecuniary interest therein. The business address of Vinod Khosla and each of the other entities listed in this footnote is 2128 Sand Hill Road, Menlo Park, CA 94025.
(7)Consists of shares of Common Stock held by Guardians of New Zealand Superannuation, as the manager and administrator of the New Zealand Superannuation Fund. Matt Whineray, Chief Executive Officer, has direct voting and investment power over these shares. The business address of Guardians of New Zealand Superannuation is 21 Queen Street Level 12, Auckland 1010, New Zealand.
(8)Any action by Sinopec Capital Co., Ltd. with respect to its shares, including voting and dispositive decisions, requires a vote of three out of the five members of its investment team. Under the so-called “rule of three,” because voting and dispositive decisions are made by three out of the five members of the investment team, none of the members is deemed to be a beneficial owner of securities held by Sinopec Capital Co., Ltd. Accordingly, none of the members of the investment team is deemed to have or share beneficial ownership of the shares held by

Sinopec Capital Co., Ltd. The business address of Sinopec Capital Co., Ltd. is 22nd Floor, World Financial Center East Tower, 1 East 3rd Ring Middle Road, Chaoyang District, Beijing, China.
(9)Novo Holdings A/S has the sole power to vote and dispose of the shares, and no individual or other entity is deemed to hold any beneficial ownership in the shares. The business address of Novo Holdings A/S is Tuborg Havnevej 19, 2900 Hellerup, Denmark.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies and Procedures for Related Party Transactions
The Board has adopted a written Related Party Transactions Policy that sets forth LanzaTech’s policies and procedures regarding the notification, review, approval, ratification and disclosure of “related party transactions.” For purposes of LanzaTech’s policy, a “related party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which LanzaTech or any of its subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has or will have a direct or indirect material interest.
Transactions involving compensation for services provided to LanzaTech as an employee or director will not be considered related party transactions under this policy. A “related person” is any executive officer, director, nominee to become a director, a holder of more than 5% of any class of LanzaTech’s voting securities, including any of their immediate family members and affiliates, including entities owned or controlled by such persons, and any entity that employs any of the foregoing persons, of which any of the foregoing persons is a general partner, officer or serves in a similar position, or in which any of the foregoing persons has a 10% percent or greater beneficial ownership interest.
Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of LanzaTech’s voting securities, any director or employee with knowledge of a proposed transaction, must present information regarding the proposed related party transaction to the audit committee of the Board for review. To identify related party transactions in advance, we will rely on information supplied by its executive officers, directors and certain significant stockholders.
The audit committee will approve only those transactions that it determines are in LanzaTech’s best interests. The transactions described below under the subheadings “Pre-Business Combination AMCI Related Party Transactions” and “Legacy LanzaTech Related Party Transactions” were entered into prior to the adoption of the Related Party Transactions Policy.
LanzaTech Related Party Transactions
Lock-up Agreements
Directors, officers and employees of Legacy LanzaTech are subject to certain restrictions on transfer as set forth in the lock-up agreements between LanzaTech and each such director, officer or employee (the “Lock-Up Agreements”) with respect to shares of common stock and related securities held by such persons or affiliates of such persons immediately following the closing of the Business Combination, issuable to such persons or such persons’ affiliates in the Merger, or issuable to such persons upon settlement or exercise of equity awards or warrants.
The restrictions on transfer for directors and officers of Legacy LanzaTech will end on the earlier of (i) the date that is one year following the Closing Date, (ii) such date upon which the closing price per share of common stock equals or exceeds $12.00 per share for any 20 trading days within any 30-day trading period commencing at least 150 days after the Closing and (iii) the date on which LanzaTech completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the Business Combination that results in all of LanzaTech’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. The restrictions on transfer for Legacy LanzaTech employees that are not directors or officers will end on the date that is six months following the Closing.

In addition, AMCI, the Sponsor and the AMCI Insiders have agreed that the lock-up period applicable to the 3,750,000 shares of common stock held by the AMCI Insiders will end on the earlier of (i) the date that is one year following the Closing, (ii) the date on which AMCI consummates a liquidation, merger, capital stock exchange or other similar transaction after the Closing that results in all of AMCI’s stockholders having the right to exchange their common stock for cash, securities or other property, (iii) the valid termination of the Sponsor Support Agreement entered into in connection with AMCI’s IPO, and (iv) the date on which the volume weighted average closing sale price of the shares of common stock is equal to or greater than $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing.
The foregoing description of the Lock-up Agreements are subject to and qualified in their entirety by reference to the full text of the form of Lock-up Agreement, a copy of which is attached as Exhibit 10.1 to this annual report, and the terms of which are incorporated herein by reference.
Registration Rights Agreement
In connection with the consummation of the Business Combination, AMCI and Legacy LanzaTech entered into a Registration Rights Agreement that AMCI, the Sponsor, certain stockholders of AMCI, Legacy LanzaTech, and certain stockholders of Legacy LanzaTech. Pursuant to the Registration Rights Agreement, we granted the parties thereto certain customary registration rights with respect to certain shares of common stock and warrants.
In addition, the Registration Rights Agreement provides that the Sponsor, then-holders of all outstanding shares of AMCI Class B common stock, and certain holders of shares of Legacy LanzaTech capital stock will be subject to certain restrictions on transfer with respect to their shares of common stock and LanzaTech warrants. Such restrictions will end (i) with respect to the Sponsor and the holders of AMCI Class B common stock, on the earlier of (a) the date that is one year following the closing of the Business Combination, (b) such date upon which the closing price per share of common stock equals or exceeds $12.00 per share for any 20 trading days within any 30 day trading period commencing at least 150 days after the closing of the Business Combination and (c) the date on which LanzaTech completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the Business Combination that results in all of LanzaTech’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) with respect to the holders of shares of Legacy LanzaTech capital stock, on the date that is six months following the closing of the Business Combination.
Indemnification Agreements
In connection with consummating the Business Combination, LanzaTech entered into customary indemnification agreements with the directors and executive officers of LanzaTech following the Business Combination.
Pre-Business Combination AMCI Related Party Transactions
Founder Shares
On January 29, 2021, the Sponsor paid $25,000, or approximately $0.005 per share, to cover certain offering costs in consideration for 5,031,250 shares common stock. In March 2021, the Sponsor transferred all of the founder shares held by it to members of the AMCI Board, management team and persons or entities affiliated with AMCI Group. Such shares are fully paid. On May 14, 2021, certain of AMCI’s initial stockholders forfeited an aggregate of 718,750 founder shares, resulting in an aggregate of 4,312,500 founder shares outstanding. On September 17, 2021, the over-allotment option granted in connection with AMCI’s IPO expired unexercised, resulting in the 562,500 additional founder shares being forfeited.
Agreements with Anchor Investors
In accordance with the terms of the letter agreements entered into between AMCI and certain qualified institutional buyers or institutional accredited investors who purchased units in the IPO, including entities affiliated with Apollo Capital Management, L.P., Adage Capital Partners, L.P., Shaolin Capital Management, LLC and Aristeia Capital, LLC, (the “Anchor Investors”), certain of AMCI’s initial stockholders agreed to sell an aggregate of 780,000 founder shares to the Anchor Investors concurrently with the Closing. The Anchor Investors were introduced to AMCI through Evercore, in Evercore’s capacity as underwriter of AMCI’s IPO. AMCI determined that the fair value of these founder shares was approximately $6.5 million (or approximately $8.35 per share) using a Monte Carlo simulation. AMCI recognized the excess fair value of these founder shares, over the price sold to the Anchor Investors, as an expense of the IPO resulting in a charge against the carrying value of AMCI Class A common stock subject to possible redemption. None of the Anchor Investors are “related persons” with respect to AMCI or LanzaTech as such term is defined in Item 404(a) of Regulation S-K.
Private Placement Warrants
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 3,500,000 Private Placement Warrants, each exercisable to purchase one share of AMCI Class A common stock at $11.50 per share, at a price of $1.00 per warrant, or $3,500,000 in the aggregate.
The Private Placement Warrants are not redeemable by AMCI so long as they are held by the initial purchasers or their permitted transferees. The initial purchasers, or their permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable and exercisable by the holders on the same basis as the warrants included in the units sold in the IPO. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in the IPO.
If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units sold in the IPO.
Private Placement
As part of the Private Placement, AMCI Group, LLC Series 35, an entity in which Hans Mende, a director of AMCI, holds voting and investment control, subscribed for 1,700,000 shares of AMCI Class A common stock for an aggregate purchase price of $17,000,000. In connection with the consummation of the Business Combination, all of the issued and outstanding shares of AMCI Class A common stock, including the shares of AMCI Class A common stock issued to AMCI Group, LLC Series 35, became shares of common stock. AMCI Group, LLC Series 35 is a member of the Sponsor and a beneficial owner of more than 5% of AMCI’s currently outstanding securities.
Sponsor Support Agreement and Sponsor Letter Agreement
In connection with the IPO, the Sponsor and the other AMCI Insiders entered into a letter agreement with AMCI, pursuant to which they agreed to (i) waive their redemption rights with respect to any founder shares and public shares they hold in connection with the completion of AMCI’s initial business combination, (ii) waive their redemption rights with respect to any founder shares and public shares they hold in connection with a stockholder vote to approve an amendment to AMCI’s amended and restated certificate of incorporation to modify the substance or timing of its obligation to redeem 100% of its public shares if AMCI had not consummated an initial business combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if AMCI failed to complete an initial business combination within 24 months from the closing of the IPO or during any extended period of time as a result of an amendment to our amended and restated certificate of incorporation.
In connection with the execution of the Merger Agreement, the Sponsor and the holders of all of the shares of AMCI Class B common stock, including the AMCI Insiders, entered into the Sponsor Support Agreement with AMCI and Legacy LanzaTech, pursuant to which each AMCI Insider agreed, among other things, to: (i) vote all the AMCI Shares held by such AMCI Insider (a) in favor of each of the condition precedent proposals and (b) against a business combination not relating to the Business Combination and any other action that would reasonably be expected to (x) materially impede, interfere with, delay, postpone or adversely affect the Business Combination or any of the other transactions contemplated by the Merger Agreement, (y) to the knowledge of such AMCI Insider, result in a material breach of any covenant, representation or warranty or other obligation or agreement of AMCI under the Merger Agreement or (z) result in a material breach of any covenant, representation or warranty or other obligation or agreement contained in the Sponsor Support Agreement; (ii) irrevocably waive any anti-dilution right or other protection with respect to the shares of AMCI Class B common stock that would result in the AMCI Class B common stock converting into AMCI Class A common stock at a ratio greater than one-for-one; and (iii) not to elect to redeem their respective shares of common stock of AMCI in connection with the Business Combination. In addition, under the Sponsor Support Agreement, the AMCI Insiders agreed to forfeit, on a pro rata basis, the at-risk founder shares in the event that there was an excess redemption percentage of the issued and outstanding shares of AMCI Class A common stock.
Administrative Service Fee
Subsequent to the closing of the initial public offering, the Company will pay its Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the management team. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from January 28, 2021 (inception) through December 31, 2021, the Company incurred $120,000 and $50,000 of such fees, respectively, included as general and administrative fees - related party on the accompanying statements of operations included elsewhere in this annual report. As of December 31, 2022 and 2021, approximately $120,000 and $50,000, respectively, of such fees are included as due to related party on the accompanying consolidated balance sheets included elsewhere in this annual report.
Legacy LanzaTech Related Party Transactions
Private Placement
In connection with the execution of the Merger Agreement, AMCI entered into the Initial Subscription Agreements with certain PIPE Investors, pursuant to which such PIPE Investors agreed to purchase, and AMCI agreed to sell to such PIPE Investors, an aggregate of 12,500,000 shares of common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $125,000,000, in the Private Placement. Such aggregate number of shares and aggregate purchase price include 3,000,000 shares of common stock to be issued to ArcelorMittal pursuant to the AM SAFE with Legacy LanzaTech, as a result of which such PIPE Investor entered into an Initial Subscription Agreement prior to the closing.
AMCI also entered into the Additional Subscription Agreements with certain PIPE Investors pursuant to which AMCI agreed to issue and sell in a private placement an aggregate of 5,500,000 shares of common stock to such PIPE Investors for $10.00 per share and an aggregate purchase price of $55,000,000. PIPE Investors agreed to purchase shares of common stock for an aggregate purchase price of $185,000,000 in the Private Placement.
LanzaTech and Mitsui are party to certain collaboration and investment agreements described in the section entitled “Business — Key Collaboration Agreements” in Part 1, Item 1 of this annual report.
Mitsui, ArcelorMittal, BASF, Primetals, Oxy, SHV and Trafigura are commercial partners of LanzaTech.
The table below sets forth the number of shares of common stock purchased by LanzaTech’s related parties:

Related Person	Shares of Class A Common Stock	Cash Purchase Price
Guardians of New Zealand Superannuation(1)	1,500,000	$15,000,000
Khosla Ventures(2)	1,000,000	$10,000,000
K One W One(3)	200,000	$2,000,000

__________________
(1) Guardians of New Zealand Superannuation is the manager and administrator of the New Zealand Superannuation Fund.
(2) Represents 1,000,000 shares of common stock purchased by Future Solutions Investments, LLC for an aggregate purchase price of $10,000,000.
(3) Represents 200,000 shares of common stock purchased by K One W One (No. 3) Ltd. for an aggregate purchase price of $2,000,000.
LanzaTech Stockholder Support Agreement
In connection with the execution of the Merger Agreement, holders of 69.56% of the LanzaTech voting shares in the aggregate entered into the LanzaTech Stockholder Support Agreement, pursuant to which, among other things, they agreed to vote in favor of the adoption of the Merger Agreement and any other matters necessary or reasonably requested by AMCI or Legacy LanzaTech for consummation of the Business Combination.
Equity Financings
Series E Preferred Financing
In July 2019, Legacy LanzaTech issued and sold an aggregate of 3,149,745 shares of its Series E preferred stock (the “Series E Preferred”) at a purchase price of $22.859 per share, for an aggregate purchase price of $72.0 million.
Series E-1 Preferred Financing
In February 2020, Legacy LanzaTech issued and sold an aggregate of 2,034,212 shares of its Series E-1 preferred stock (the “Series E-1 Preferred”) at a purchase price of $22.859 per share, for an aggregate purchase price of $46.5 million.
Series F Preferred Financing
In December 2020, Legacy LanzaTech issued and sold an aggregate of 3,634,210 shares of its Series F preferred stock (the “Series F Preferred”) at a purchase price of $22.859 per share, for an aggregate purchase price of $83.1 million.
The following table summarizes the shares of Series E Preferred, Series E-1 Preferred and Series F Preferred acquired by Legacy LanzaTech’s directors, executive officers, or holders of more than 5% of LanzaTech’s capital stock, or any member of the immediate family of the foregoing persons, in the financing transactions described above.

Related Person	Series E Preferred	Series E-1 Preferred	Series F Preferred	Cash Purchase Price
Guardians of New Zealand Superannuation	—	1,312,394	—	$30,000,014.45
Sinopec Capital Co., Ltd.	—	—	3,634,210	$83,074,406.39
LanzaJet Shareholder Loan
On November 9, 2022, Legacy LanzaTech and the other LanzaJet shareholders entered into the LanzaJet Note Purchase Agreement, pursuant to which FPF, a wholly owned subsidiary of LanzaJet, will issue, from time to time, the LanzaJet Notes in an aggregate principal amount of up to $147.0 million, comprised of approximately $113.5 million aggregate principal amount of 6.00% Senior Secured Notes due December 31, 2043 and $33.5 million aggregate principal amount of 6.00% Subordinated Secured Notes due December 31, 2043. Legacy LanzaTech has committed to purchase $5.5 million of Subordinated Secured Notes in a funding expected to occur on May 1, 2023. The Senior Secured Notes are secured by a security interest over substantially all assets of FPF, and both the Senior Secured Notes and the Subordinated Secured Notes are secured by a security interest over all intellectual property owned or in-licensed by LanzaJet. LanzaJet also provides a guarantee of any costs and expenses required to complete the LanzaJet Freedom Pines Demonstration Facility and achieve commercial operation.
Each purchaser of LanzaJet Notes under the LanzaJet Note Purchase Agreement is also entitled to receive a warrant for the right to purchase 575 shares of common stock of LanzaJet for each $10,000 of Notes purchased by such purchaser (which, in the case of the Company, will be equal to a right to purchase 316,250 shares of common stock of LanzaJet).
The LanzaJet Note Purchase Agreement may be amended with the approval of holders of FPF and all of the holders of the LanzaJet Notes. Upon an event of default under the LanzaJet Note Purchase Agreement, each purchaser may accelerate its own LanzaJet Notes. Enforcement against the collateral securing the LanzaJet Notes requires the approval of certain holders as specified in the LanzaJet Notes.
Employment Agreements
LanzaTech has entered into employment agreements with each of its executive officers. These agreements provide for at-will employment for no specified period, and provide for an initial base salary and bonus target. LanzaTech has also entered into customary confidentiality, non-competition, and assignment of inventions agreements with each executive officer. Additional information regarding employment agreements with LanzaTech’s named executive officers is discussed above under the section entitled “Executive Compensation — Executive Employment Agreements and Other Arrangements” in Part 3, Item 11 of this annual report.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of fees paid or to be paid to Marcum for services rendered.
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from January 28, 2021 (inception) to December 31, 2021, and of services rendered in connection with our initial public offering, totaled $265,534 and $56,135, respectively.
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. For the year ended December 31, 2022 and for the period from January 28, 2021 (inception) to December 31, 2021, we did not pay Marcum any audit-related fees.
Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December 31, 2022 and for the period from January 28, 2021 (inception) to December 31, 2021, we did not pay Marcum any tax fees.
All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2022 and for the period from January 28, 2021 (inception) to December 31, 2021, we did not pay Marcum any other fees.
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

PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)The following consolidated financial statements are included in Item 8:
–Reports of Independent Registered Public Accounting Firm
–Consolidated Balance Sheets as of December 31, 2022 and 2021
–Consolidated Statements of Operations for the year ended December 31, 2022, and for the period from January 28, 2021 (inception) through December 31, 2021
–Consolidated Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2022, and for the period from January 28, 2021 (inception) through December 31, 2021
–Consolidated Statements of Cash Flows for the year ended December 31, 2022, and for the period from January 28, 2021 (inception) through December 31, 2021
–Notes to Consolidated Financial Statements
(2)Financial Statement Schedules. All schedules have been omitted because they are either not applicable or the required information has been included in the consolidated financial statements or notes thereto
(3)Exhibits. The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.
ITEMS 16.SUMMARY
None.

EXHIBIT INDEX
Exhibits

Exhibit	Description
2.1†*
Merger Agreement, dated as of March 8, 2022, by and among AMCI Acquisition Corp. II, AMCI Merger Sub, Inc. and LanzaTech NZ, Inc. (incorporated by reference to Exhibit 2.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

2.2*
Amendment No. 1 to Merger Agreement, dated as of December 7, 2022, by and among AMCI Acquisition Corp. II, AMCI Merger Sub, Inc. and LanzaTech NZ, Inc. (incorporated by reference to Exhibit 2.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

3.1*
Amended and Restated Certificate of Incorporation of LanzaTech Global, Inc., (incorporated by reference to Exhibit 3.1 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).

3.2*	Amended and Restated Bylaws of LanzaTech Global, Inc. (incorporated by reference to Exhibit 3.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).
4.1*
Warrant Agreement, dated as of August 3, 2021, between AMCI Acquisition Corp. II and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of AMCI Acquisition Corp. II’s Current Report on Form 8-K (File No. 001-40282), filed with the SEC on August 6, 2021).

4.2*	Form of Initial Subscription Agreement (incorporated by reference to Exhibit 10.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
4.3*
Form of Amendment and Consent of Initial PIPE Investors (incorporated by reference to Exhibit 10.1.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

4.4*	Form of Additional Subscription Agreement (incorporated by reference to Exhibit 10.40 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
4.5*
Form of Amendment and Consent of Additional PIPE Investors (incorporated by reference to Exhibit 10.40.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

4.6*
Subscription Agreement between AMCI Acquisition Corp. II and Oxy Low Carbon Ventures, LLC. (incorporated by reference to Exhibit 10.1 of AMCI Acquisition Corp. II.’s Current Report on Form 8-K, filed with the SEC on February 7, 2023).

4.7*
Subscription Agreement between AMCI Acquisition Corp. II and Pescadero Capital, LLC. (incorporated by reference to Exhibit 10.2 of AMCI Acquisition Corp. II.’s Current Report on Form 8-K, filed with the SEC on February 7, 2023).

4.8*
Simple Agreement for Future Equity, dated as of December 8, 2021, by and between LanzaTech NZ, Inc. and ArcelorMittal XCarb S.à r.l. (incorporated by reference to Exhibit 10.37 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).

4.9*
SAFE Warrant, dated as of December 7, 2021, from LanzaTech NZ, Inc. to ArcelorMittal XCarb S.à r.l. (incorporated by reference to Exhibit 4.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).

4.10*	Forward Purchase Agreement, dated February 3, 2023 (incorporated by reference to Exhibit 10.1 of AMCI’s Current Report on Form 8-K (File No. 001-40282), filed with the SEC on February 6, 2023).
4.11*
Assignment and Novation Agreement, dated February 3, 2023, by and among AMCI Acquisition Corp. II, LanzaTech NZ, Inc., ACM ARRT H LLC, and and Vellar Opportunity Fund SPV LLC - Series 10. (incorporated by reference to Exhibit 4.3 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).

4.12*	Form of Shortfall Warrant (incorporated by reference to Exhibit 4.4 to LanzaTech Global, Inc.’s Current Report on Form 8-K/A, filed with the SEC on March 28, 2023).
10.1*	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 of AMCI’s Current Report on Form 8-K (File No. 001-40282), filed with the SEC on March 8, 2022).
10.2*	LanzaTech 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).

10.2.1+*
Form of Stock Option Agreement under the LanzaTech 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.2.2+*
Form of Time-Vested Restricted Stock Unit Agreement under the LanzaTech 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.2.3+*
Form of Director Restricted Stock Unit Agreement under the LanzaTech 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4.3 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.2.4+*
Form of Time- and Performance-Vested Restricted Stock Unit Agreement under the LanzaTech 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4.4 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.3*
Registration Rights Agreement, by and among LanzaTech Global, Inc., LanzaTech NZ, Inc., AMCI Sponsor II LLC, and the holders identified on Schedule I thereto (incorporated by reference to Exhibit 2.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.4#*
Exclusive Patent License Agreement, dated September 13, 2018, by and between Battelle Memorial Institute and LanzaTech, Inc. (incorporated by reference to Exhibit 10.12 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.6#*
Letter Amendment 1, dated January 13, 2020, between Battelle Memorial Institute and LanzaTech, Inc (incorporated by reference to Exhibit 10.12.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.7#*
Clarification Letter, dated April 24, 2020, between Battelle Memorial Institute and LanzaTech, Inc. (incorporated by reference to Exhibit 10.12.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.8#†*
Amended and Restated Investment Agreement, dated April 2, 2021, by and among LanzaTech, Inc., LanzaJet, Inc., Mitsui & Co., Ltd., Suncor Energy Inc., British Airways PLC and Shell Ventures LLC (incorporated by reference to Exhibit 10.13 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.9#†*
Intellectual Property and Technology License Agreement, dated May 28, 2020, between LanzaTech, Inc. and LanzaJet, Inc. (incorporated by reference to Exhibit 10.14 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.10#†*
Amended and Restated Stockholders’ Agreement, dated April 2, 2021, by and among LanzaJet, Inc., LanzaTech, Inc., Mitsui & Co., Ltd., Suncor Energy Inc., British Airways PLC, and Shell Ventures LLC. (incorporated by reference to Exhibit 10.15 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.11#*
Amended and Restated Alliance Agreement, dated February 15, 2022, by and between LanzaTech NZ, Inc. and Mitsui & Co., Ltd. (incorporated by reference to Exhibit 10.16 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.11.1#*
Amendment No. 1 to Amended and Restated Alliance Agreement, dated March 24, 2022, by and between LanzaTech NZ, Inc. and Mitsui & Co., Ltd. (incorporated by reference to Exhibit 10.16.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.11.2#*
Amendment No. 2 to Amended and Restated Alliance Agreement, dated October 2, 2022, by and between LanzaTech NZ, Inc. and Mitsui & Co.,Ltd. (incorporated by reference to Exhibit 10.16.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.12#*
Articles of Association of Beijing Shougang LanzaTech Technology Co., Ltd. (incorporated by reference to Exhibit 10.17 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.13*
Side Letter Agreement, dated November 3, 2021, by and among Beijing Shougang LanzaTech Technology Co., Ltd., Mitsui & Co., Ltd., and LanzaTech Hong Kong Limited (incorporated by reference to Exhibit 10.18 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.14#*
2021 Intellectual Property Rights License Agreement, dated September 6, 2021, between Beijing Shougang LanzaTech Technology Co., Ltd. and LanzaTech Hong Kong Limited (incorporated by reference to Exhibit 10.19 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.14.1*
Amendment No. 1 to 2021 Intellectual Property License Agreement, dated January 14, 2022, between Beijing Shougang LanzaTech Technology Co., Ltd. and LanzaTech Hong Kong Limited (incorporated by reference to Exhibit 10.19.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.15#*
Letter Agreement, dated April 12, 2021, among LanzaTech New Zealand Limited, LanzaTech Hong Kong Limited, Sinopec Capital Co, Ltd and Beijing Shougang-LanzaTech Technology Co., Ltd. (incorporated by reference to Exhibit 10.20 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.16#†*
Grant Agreement, dated October 7, 2020, among the European Climate, Infrastructure and Environmental Executive Agency, SkyNRG BV, RSB Roundtable on Sustainable Biomaterials Association, LanzaTech BV, E4tech UK Ltd, and Fraunhofer Gesellschaft zur Forderung der Angewandten Forschung E.V. (incorporated by reference to Exhibit 10.21 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.17#*
Memorandum of Understanding, dated June 20, 2018, between Sekisui Chemical Co., Ltd. and LanzaTech, Inc. (incorporated by reference to Exhibit 10.22 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.18#*
Term Sheet, dated February 21, 2020, between Sekisui Chemical Co., Ltd. and LanzaTech, Inc. (incorporated by reference to Exhibit 10.23 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.19#*
Letter of Agreement, dated December 4, 2017, between LanzaTech, Inc. and IndianOil Corporation Limited (incorporated by reference to Exhibit 10.24 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.20#*
Master Licensing Agreement, dated October 6, 2020, between Suncor Energy Inc. and LanzaTech, Inc. (incorporated by reference to Exhibit 10.25 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.20.1*
Amendment No. 1 to Master Licensing Agreement, dated October 2, 2022, between Suncor Energy Inc. and LanzaTech, Inc. (incorporated by reference to Exhibit 10.25.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.21+*
Executive Employment Agreement, dated April 20, 2010, between Dr. Jennifer Holmgren and LanzaTech, Inc. (incorporated by reference to Exhibit 10.26 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.21.1+*
Letter from LanzaTech, Inc. to Dr. Jennifer Holmgren, dated May 17, 2021. (incorporated by reference to Exhibit 10.26.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.21.2+†*
Executive Employment Agreement, dated December 20, 2022, between Dr. Jennifer Holmgren and LanzaTech Global, Inc. (incorporated by reference to Exhibit 10.26.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.22+*
Employment Agreement, dated October 21, 2013, between Dr. Sean Simpson and LanzaTech, Inc. (incorporated by reference to Exhibit 10.27 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.22.1+*
Letter from LanzaTech, Inc. to Dr. Sean Simpson, dated January 6, 2020 (incorporated by reference to Exhibit 10.27.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.22.2+†*
Transition Letter, entered into on January 2, 2023, between Dr. Sean Simpson and LanzaTech, Inc. (incorporated by reference to Exhibit 10.27.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.22.3+†*
Consulting Agreement, entered into on January 2, 2023, between Dr. Sean Simpson and LanzaTech, Inc. (incorporated by reference to Exhibit 10.27.3 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.23+*
Employment Agreement, dated May 28, 2021, between Geoff Trukenbrod and LanzaTech, Inc. (incorporated by reference to Exhibit 10.28 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.23.1+†*
Executive Employment Agreement, dated December 21. 2022, between Geoff Trukenbrod and LanzaTech Global, Inc. (incorporated by reference to Exhibit 10.28.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.24+*
Deed Poll Relating to Option Schemes Established by LanzaTech New Zealand Limited and LanzaTech New Zealand Limited 2006 Share Option Scheme (incorporated by reference to Exhibit 10.29 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.24.1+*
Deed of Amendment to Deed Poll Relating to Option Schemes Established by LanzaTech New Zealand Limited, dated September 12, 2011 (incorporated by reference to Exhibit 10.29.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.24.2+*
Deed of Amendment to Deed Poll Relating to Option Schemes Established by LanzaTech New Zealand Limited, dated January 8, 2016 (incorporated by reference to Exhibit 10.29.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.24.3+*
Deed of Amendment to Deed Poll Relating to Option Schemes Established by LanzaTech New Zealand Limited, dated October 28, 2021 (incorporated by reference to Exhibit 10.29.3 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.25+*	LanzaTech New Zealand Limited 2011 Stock Plan. (incorporated by reference to Exhibit 10.30 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.25.1+*
Form of Stock Option Agreement under the LanzaTech New Zealand Limited 2011 Stock Plan (incorporated by reference to Exhibit 10.30.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.25.2+*
Form of Stock Option Agreement under the LanzaTech New Zealand Limited 2011 Stock Plan (New Zealand employees) (incorporated by reference to Exhibit 10.30.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.26+*	LanzaTech New Zealand Limited 2013 Stock Plan (incorporated by reference to Exhibit 10.31 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.26.1+*
Form of Stock Option Agreement under the LanzaTech New Zealand Limited 2013 Stock Plan (incorporated by reference to Exhibit 10.31.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.26.2+*
Form of Stock Option Agreement under the LanzaTech New Zealand Limited 2013 Stock Plan (New Zealand employees) (incorporated by reference to Exhibit 10.31.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.27+*	LanzaTech New Zealand Limited 2015 Stock Plan (incorporated by reference to Exhibit 10.32 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.27.1+*
Form of Stock Option Agreement under the LanzaTech New Zealand Limited 2015 Stock Plan (incorporated by reference to Exhibit 10.32.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.28+*	LanzaTech NZ, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.33 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.28.1+†*
Form of Notice of Grant and Subscription for Stock Option under the LanzaTech NZ, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.33.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.28.2+†*
Form of Notice of Restricted Stock Grant under the LanzaTech NZ, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.33.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.28.3+*
Form of Stock Option Agreement under the LanzaTech NZ, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.33.3 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.29+*
Amendment to LanzaTech New Zealand Limited Stock Option Award Agreements, dated October 28, 2021 (incorporated by reference to Exhibit 10.34 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.30+*	Annual Bonus Plan (incorporated by reference to Exhibit 10.35 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.31+*
Form of indemnification agreement between LanzaTech Global, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.36 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.32#†*
Framework Agreement, dated as of October 2, 2022, by and between LanzaTech, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.37 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.33#†*
Simple Agreement for Future Equity, dated as of October 2, 2022, by and between LanzaTech NZ, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.38 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.33.1*
Amendment No. 1 to Simple Agreement for Future Equity, dated as of December 30, 2022, by and between LanzaTech NZ, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.38.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.34#*
Cooperation Letter Agreement, dated as of October 2, 2022, by and between LanzaTech, Inc., Suncor Energy, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.39 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.35+*	LanzaTech U.S. Executive Severance Plan (incorporated by reference to Exhibit 10.41 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.36†#*
Grant Agreement, by and between LanzaTech UK Limited and the Secretary of State for Transport, dated December 12, 2022 (incorporated by reference to Exhibit 10.1 of AMCI Acquisition Corp. II's Current Report on Form 8-K (File No. 001-40282), filed with the SEC on December 16, 2022).

10.37†#*
Note Purchase Agreement, dated November 9, 2022, by and among LanzaJet Freedom Pines Fuels LLC, LanzaTech, Inc. and the other purchasers named therein (incorporated by reference to Exhibit 10.43 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.38+*	Form of Director Compensation Letter (incorporated by reference to Exhibit 10.41 to LanzaTech Global, Inc.’s Current Report on Form 8-K/A, filed with the SEC on March 28, 2023).
16.1*	Letter re: Change in certifying accountant (incorporated by reference to Exhibit 16.1 to LanzaTech Global Inc.’s Current Report on Form 8-K/A, filed with the SEC on March 28, 2023).
21.1*	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).
23.1	Consent of Marcum LLP.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Notice to the Stockholders of LanzaTech Global, Inc. pursuant to Section 204 of the Delaware General Corporation Law.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
__________________
†Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*Previously filed.
#Certain confidential information contained in this exhibit, marked by brackets, has been omitted because the information (i) is not material and (ii) is the type of information that the registrant both customarily and actually treats as private and confidential.

+Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2023.

LANZATECH GLOBAL, INC.

By:	/s/ Jennifer Holmgren
Name:	Jennifer Holmgren
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jennifer Holmgren	Chief Executive Officer, Chairman of the Board of Directors and Director (Principal Executive Officer)	March 28, 2023
Jennifer Holmgren

/s/ Geoffrey Trukenbrod	Chief Financial Officer (Principal Financial Officer)	March 28, 2023
Geoffrey Trukenbrod

/s/ George Dimitrov	Vice President, Finance (Principal Accounting Officer)	March 28, 2023
George Dimitrov

/s/ Barbara Byrne	Director	March 28, 2023
Barbara Byrne

/s/ Nigel Gormly	Director	March 28, 2023
Nigel Gormly

/s/ Dorri McWhorter	Director	March 28, 2023
Dorri McWhorter

/s/ James Messina	Director	March 28, 2023
James Messina

/s/ Nimesh Patel	Director	March 28, 2023
Nimesh Patel

/s/ Gary Rieschel	Director	March 28, 2023
Gary Rieschel

POWER OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that LANZATECH GLOBAL, INC., a Delaware corporation (the “Company”), and each of the undersigned directors of the Company, hereby constitutes and appoints Dr. Jennifer Holmgren, Geoff Trukenbrod and Joseph C. Blasko, and each of them (with full power to each of them to act alone), his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and on his or her behalf in his or her name, place and stead, in any and all capacities to sign, execute, affix his or her seal thereto and file, or cause such actions to be taken with regards to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 under the Securities Exchange Act of 1934, as amended, including any amendment or amendments thereto, with all exhibits and any all documents required to be filed with respect thereto with any regulatory authority.
There is hereby granted to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, requisite and necessary to be done in respect of the foregoing as fully as he or she might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.
This Power of Attorney may be executed in any number of counterparts, each of which shall be an original, but all of which taken together shall constitute one and the same instrument and any of the undersigned directors may execute this Power of Attorney by signing any such counterpart.

Signature	Title	Date

/s/ Barbara Byrne	Director	March 27, 2023
Barbara Byrne

/s/ Nigel Gormly	Director	March 27, 2023
Nigel Gormly

/s/ Jennifer Holmgren	Director	March 27, 2023
Jennifer Holmgren

/s/ Dorri McWhorter	Director	March 27, 2023
Dorri McWhorter

/s/ Jim Messina	Director	March 27, 2023
Jim Messina

/s/ Nimesh Patel	Director	March 27, 2023
Nimesh Patel

/s/ Gary Rieschel	Director	March 27, 2023
Gary Rieschel