Form 10-Q
period 2023-06-30
LanzaTech Global, Inc.
filed 2023-08-09
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had outstanding 195,674,502 shares of common stock as of June 30, 2023.

Table of Contents

Part I - Financial Information	3
Item 1. Financial Statements.	3
Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity/Deficit for the three and six months ended June 30, 2023 and 2022 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited)	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	52
Item 4. Controls and Procedures.	53
Part II - Other Information
Item 1. Legal Proceedings.	54
Item 1A. Risk Factors.	54
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	54
Item 3. Defaults Upon Senior Securities.	54
Item 4. Mine Safety Disclosures.	54
Item 5. Other Information.	54
Item 6. Exhibits.	54
Signatures	56

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q filed by LanzaTech Global, Inc. together with its consolidated subsidiaries, contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, LanzaTech’s management.
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
•our future financial performance and capital requirements; and
•our ability to implement and maintain effective internal controls.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$110,719	$83,045
Debt security investments	49,704	—
Trade and other receivables, net of allowance	7,766	11,695
Contract assets	21,776	18,000
Other current assets	18,952	11,157
Total current assets	208,917	123,897
Property, plant and equipment, net	22,280	19,689
Right-of-use assets	6,582	6,969
Equity method investment	10,164	10,561
Equity security investment	14,990	14,990
Other non-current assets	5,600	750
Prepaid forward contract derivative	33,804	—
Total assets	$302,337	$176,856
Liabilities, Contingently Redeemable Preferred Stock, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$11,153	$7,455
Other accrued liabilities	3,639	4,502
AM SAFE liability	—	28,986
Warrants	8,422	4,108
Contract liabilities	2,952	3,101
Accrued salaries and wages	5,093	7,031
Current lease liabilities	1,356	798
Total current liabilities	32,615	55,981
Non-current lease liabilities	6,038	6,615
Non-current contract liabilities	9,480	10,760
Fixed Maturity Consideration	6,737	—
Brookfield SAFE liability	34,150	50,000
Other long-term liabilities	1,679	1,591
Total liabilities	90,699	124,947
Commitments and Contingencies (see note 14)

Contingently Redeemable Preferred Stock
Redeemable convertible preferred stock, $0.0001 par value; 20,000,000 and 130,133,670 shares authorized, — and 129,148,393 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	480,631
Shareholders’ Deficit
Common stock, $0.0001 par value; 400,000,000 and 158,918,093 shares authorized, 195,674,502 and 10,422,051 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	19	1
Additional paid-in capital	996,704	24,782
Accumulated other comprehensive income	2,787	2,740
Accumulated deficit	(787,872)	(456,245)
Total shareholders’ equity (deficit)	$211,638	$(428,722)
Total liabilities, contingently redeemable preferred stock, and shareholders' equity	$302,337	$176,856
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Revenue from contracts with customers - services	$10,372	$7,139	$17,957	$13,602
Revenue from contracts with customers - tangible products	1,007	982	1,007	1,722
Revenue from collaborative arrangements	462	973	1,550	973
Revenue from related party transactions	1,076	758	2,049	1,412
Total revenue	12,917	9,852	22,563	17,709

Cost and operating expenses:
Cost of revenue from contracts with customers - services (exclusive of depreciation shown below)	(9,631)	(6,417)	(16,973)	(11,613)
Cost of revenue from contracts with customers - tangible products (exclusive of depreciation shown below)	(727)	(312)	(727)	(876)
Cost of revenue from collaborative arrangements (exclusive of depreciation shown below)	(419)	(471)	(826)	(471)
Cost of revenue from related party transactions (exclusive of depreciation shown below)	(50)	(227)	(91)	(296)
Research and development expense	(18,908)	(13,237)	(35,194)	(25,598)
Depreciation expense	(1,348)	(1,163)	(2,605)	(2,222)
Selling, general and administrative expense	(12,452)	(7,146)	(29,287)	(12,224)
Total cost and operating expenses	(43,535)	(28,973)	(85,703)	(53,300)
Loss from operations	(30,618)	(19,121)	(63,140)	(35,591)
Other income (expense):
Interest income, net	1,701	(5)	1,915	(5)
Other expense, net	2,001	102	(28,395)	76
Total other income (expense), net	3,702	97	(26,480)	71
Loss before income taxes	(26,916)	(19,024)	(89,620)	(35,520)
Income tax expense	—	—	—	—
Gain (loss) from equity method investees, net	130	3,095	(478)	2,813
Net loss	$(26,786)	$(15,929)	$(90,098)	$(32,707)

Other comprehensive loss:
Foreign currency translation adjustments	96	(355)	47	(383)
Comprehensive loss	$(26,690)	$(16,284)	$(90,051)	$(33,090)

Unpaid cumulative dividends on preferred stock	—	(9,654)	(4,117)	(19,177)
Net loss allocated to common shareholders	$(26,786)	$(25,583)	$(94,215)	(51,884)

Net loss per common share - basic and diluted	$(0.14)	$(2.77)	$(0.60)	$(5.63)
Weighted-average number of common shares outstanding - basic and diluted	195,537,601	9,222,214	156,472,730	9,222,870
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY /DEFICIT
(Unaudited, all amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity / (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	29,521,810	$480,631	2,382,358	$—	$24,783	$(456,245)	$2,740	$(428,722)
Retroactive application of recapitalization	99,626,583	—	8,039,693	1	(1)	—	—	—
Adjusted balance, beginning of period	129,148,393	480,631	10,422,051	1	24,782	(456,245)	2,740	(428,722)
Stock-based compensation expense	—	—	—	—	3,505	—	—	3,505
RSA vesting	—	—	2,535,825	—	—	—	—	—
Repurchase of equity instruments	—	—	(771,141)	—	(7,650)	—	—	(7,650)
Net loss	—	—	—	—	—	(63,312)	—	(63,312)
Issuance of common stock upon exercise of options	—	—	470,843	—	746	—	—	746
Exercise of a warrant, Series C and D Preferred Stock	594,309	5,890	—	—	—	—	—	—
In-kind payment of preferred dividend	—	241,529	—	—	—	(241,529)	—	(241,529)
Conversion of preferred stock into common stock	(129,742,702)	(728,050)	153,895,644	15	728,035	—	—	728,050
Recapitalization, net of transaction expenses (Note 3)	—	—	28,898,374	3	236,970	—	—	236,973
Reclassification of warrants to equity	—	—	—	—	1,800	—	—	1,800
Foreign currency translation	—	—	—	—	—	—	(49)	(49)
Balance as of March 31, 2023	—	$—	195,451,596	$19	$988,188	$(761,086)	$2,691	$229,812
Stock-based compensation expense	—	—	—	—	5,122	—	—	5,122
Net loss	—	—	—	—	—	(26,786)	—	(26,786)
Issuance of common stock upon exercise of options	—	—	222,906	—	331	—	—	331
Reclassification of warrants to equity	—	—	—	—	3,063	—	—	3,063
Foreign currency translation	—	—	—	—	—	—	96	96
Balance as of June 30, 2023	—	$—	195,674,502	$19	$996,704	$(787,872)	$2,787	$211,638

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY /DEFICIT
(Unaudited, all amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity / (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,521,810	$480,631	2,106,934	$—	$21,711	$(379,889)	$3,261	$(354,917)
Retroactive application of recapitalization	99,626,583	—	7,110,226	1	(1)	—	—	—
Adjusted balance, beginning of period	129,148,393	480,631	9,217,160	1	21,710	(379,889)	3,261	(354,917)
Share-based compensation expense	—	—	—	—	738	—	—	738
Repurchase of equity instruments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(16,778)	—	(16,778)
Issuance of common stock upon exercise of options	—	—	5,031	—	7	—	—	7
Foreign currency translation	—	—	—	—	—	—	(28)	(28)
Balance at Balance as of March 31, 2022	129,148,393	$480,631	9,222,191	$1	$22,455	$(396,667)	$3,233	$(370,978)
Share-based compensation expense	—	—	—	—	676	—	—	676
Repurchase of equity instruments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(15,929)	—	(15,929)
Issuance of common stock upon exercise of options	—	—	271	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(355)	(355)
Balance as of June 30, 2022	129,148,393	$480,631	9,222,462	$1	$23,131	$(412,596)	$2,878	$(386,586)
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(90,098)	$(32,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,715	1,414
Gain on change in fair value of SAFE and warrant liabilities	(4,663)	(766)
Loss on change in fair value of the prepaid forward contract and the Fixed Maturity Consideration	33,029	—
Provision for losses on trade and other receivables	800	—
Depreciation of property, plant and equipment	2,605	2,222
Amortization of discount on debt security investment	(508)	—
Non-cash lease expense	387	886
Non-cash recognition of licensing revenue	(1,136)	(1,080)
Loss (gain) from equity method investees, net	478	(2,813)
Net foreign exchange loss (gain)	194	(605)
Changes in operating assets and liabilities:
Accounts receivable, net	3,129	(3,296)
Contract assets	(3,668)	(3,807)
Accrued interest on debt investment	(93)	—
Other assets	(8,942)	(4,638)
Accounts payable and accrued salaries and wages	1,881	4,077
Contract liabilities	(150)	(237)
Operating lease liabilities	(19)	(996)
Other liabilities	(1,057)	(159)
Net cash used in operating activities	$(59,116)	$(42,505)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(5,318)	(4,894)
Purchase of debt securities	(49,103)	—
Forward purchase option derivative purchase	(60,096)	—
Purchase of additional interest in equity method investment	(288)	—
Origination of related party loan	(5,212)	—
Net cash used in investing activities	$(120,017)	$(4,894)
Cash Flows From Financing Activities:
Proceeds from issue of equity instruments of the Company	—	7
Proceeds from the Business Combination and PIPE, net of transaction expenses (Note 3)	213,381	—
Proceeds from exercise of options	1,077	—
Repurchase of equity instruments of the Company	(7,650)	—
Net cash provided by financing activities	$206,808	$7
Net increase (decrease) in cash, cash equivalents and restricted cash	27,675	(47,392)
Cash, cash equivalents and restricted cash at beginning of period	83,710	128,732
Effects of currency translation on cash, cash equivalents and restricted cash	4	(71)
Cash, cash equivalents and restricted cash at end of period	$111,389	$81,269
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable	125	713
Reclassification of capitalized costs related to the business combination to equity	1,514	—
Cashless conversion of warrants on preferred shares	5,890	—
Recognition of public and private warrant liabilities in the Business Combination	4,624	—
Reclassification of AM SAFE warrant to equity	1,800	—
Conversion of AM SAFE liability into common stock	29,730	—
Conversion of Legacy LanzaTech NZ, Inc. preferred stock and in-kind dividend into common stock	722,160	—
Reclassification of Shortfall warrant to equity	3,063	—
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
The Company is headquartered in Skokie, Illinois. The Company is a nature-based carbon refining company that transforms waste carbon into the chemical building blocks for consumer goods such as sustainable fuels, fabrics, and packaging that people use in their daily lives. The Company’s customers leverage its proven proprietary gas fermentation technology platform to convert certain feedstock, including waste carbon gases, into sustainable fuels and chemicals such as ethanol. The Company performs related services such as feasibility studies, engineering services, and research and development ("R&D") in biotechnology for commercial and government customers. The Company also purchases low carbon chemicals produced at customer facilities employing the Company’s technology and sells it under the brand name CarbonSmart. As of June 30, 2023, the Company’s partners operate three commercial-scale waste-to-gas ethanol plants in China, with others currently in development in various countries, compared to two commercial scale waste-to-gas ethanol plants in China as of June 30, 2022.
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

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP"), the accounting principles, standards, and procedures adopted by the U.S. Securities and Exchange Commission, for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the condensed consolidated financial statements for the interim periods. For further information refer to the Consolidated Financial Statements and Footnotes thereto included in Legacy LanzaTech's Annual Report for the year ended December 31, 2022 included in the Company’s prospectus filed with the SEC on May 25, 2023.
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
The Company holds interests in certain VIEs for which it has been determined the Company is not the primary beneficiary. The Company's variable interests primarily relate to entities in which the Company has a non-controlling equity interest. Although these financial arrangements resulted in holding variable interests in these entities, they do not empower the Company to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting or at fair value (including, when applicable, the practicability exception to fair value under ASC 321-10-35). Refer to Note 6 - Investments, for further information. The Company is exposed to the VIEs’ losses and other impairment indicators up to the carrying value of each investment and any amounts receivable from the VIE, less amounts payable. Refer to Note 12, Related Party Transactions, for further details on the transactions with VIEs.
Going Concern
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP and assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company had cash and cash equivalents of $110,719, short-term held-to-maturity debt investments of $49,704 and an accumulated deficit of $(787,872) as of June 30, 2023 and cash outflows from operations of $(59,116) and a net loss of $(90,098) for the six months ended June 30, 2023. As a result of the Business Combination described in Note 1 closing on February 8, 2023, the Company received $153,285, which represents the proceeds from the Business Combination received net of (1) transaction expenses, (2) the PIPE investment and (3) the amount paid to ACM ARRT H LLC (“ACM”) and Vellar Opportunity Fund SPV LLC - Series 10 (“Vellar”) in relation to the Forward Purchase Agreement (see below).
The Company has historically funded its operations through debt financing and issuances of equity securities. Based on the Company’s financial position as of the date the condensed consolidated financial statements were issued, the Company projects that it will be able to cover its liquidity needs for the next twelve months.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had $110,719 and $83,045 of cash and cash equivalents, respectively.
Restricted Cash
The Company is required to maintain a cash deposit with a bank which consists of collateral on certain travel and expense programs maintained by the bank. The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows as of June 30, 2023 and December 31, 2022.

	As of
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$110,719	$83,045
Restricted cash (presented within Other current assets)	670	665
Cash, cash equivalents and restricted cash	$111,389	$83,710
Trade and Other Receivables
Receivables are reported net of allowances for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, unusual macroeconomic conditions, and historical experience. As of June 30, 2023 and December 31, 2022, the Company recognized an allowance for doubtful accounts of $1,851 and $1,051, respectively.
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
Held-to-maturity securities are comprised of U.S. Treasury securities that the Company has both the ability and intent to hold to maturity. Held-to-maturity securities are carried at amortized cost, which is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts. Accrued interest receivable is also recorded within debt security investments on the condensed consolidated balance sheets. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method (contractual interest method), adjusted for actual prepayments. The contractual interest method recognizes the income effects of premiums and discounts over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded at fair value as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and adjusted to the current fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in other expense, net on the condensed consolidated statement of operations and comprehensive loss (see Note 7 - Warrants).
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
The FPA consists of three freestanding financial instruments representing the prepaid forward contract, the minimum portion of the Maturity Consideration (the “Minimum Maturity Consideration”), and the Share Consideration. The prepaid forward contract is a derivative instrument. The Company has recorded the prepaid forward contract as a derivative asset and measured it at fair value with the difference between the initial value of the derivative, including Maturity Consideration in excess of the Minimum Maturity Consideration (the “Variable Maturity Consideration”), and the Prepayment Amount recorded in the condensed consolidated statement of operations and comprehensive loss. Subsequent changes in fair value of the derivative asset are also recorded in other expense, net on the condensed consolidated statement of operations and comprehensive loss.
The Minimum Maturity Consideration, representing 7,500,000 less 5,916,513 multiplied by $2.00 or $3,167, and the Share Consideration are considered to be free-standing debt instruments. The Company has elected to measure these using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments (“ASC 825”). As both the Minimum Maturity Consideration and the Share Consideration will be paid on the same terms and at the same time, these are accounted for together and referred to as the “Fixed Maturity Consideration”. The Variable Maturity Consideration is captured as part of the prepaid forward contract derivative asset, as noted above. The Fixed Maturity Consideration is recorded as long-term liability on the condensed consolidated balance sheets. The initial value of the Fixed Maturity Consideration is recorded through the condensed consolidated statement of operations and comprehensive loss. Subsequent changes in fair value of the Fixed Maturity Consideration are also recorded in other expense, net on the condensed consolidated statement of operations and comprehensive loss.
Revenue Recognition
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company primarily earns revenue from services related to biorefining (formerly known as carbon capture and transformation) which includes feasibility studies and basic engineering design of commercial plants, licensing of technologies and sales of biocatalysts. The other two revenue streams are: (1) joint development and contract research activities to develop and optimize novel biocatalysts, related processes and technologies, and (2) supply of chemical building blocks for sustainable products produced using the Company’s proprietary technologies (referred to as CarbonSmart).
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
The Company licenses intellectual property to generate recurring revenue when its customers deploy its technology in their biorefining plants. When licenses are considered to be distinct performance obligations, the recognition of revenue is dependent on the terms of the contract, which may include fixed consideration or royalties based on sales or usage, in which case the revenue is recognized when the subsequent sale or usage occurs or when the performance obligation to which some or all of the sales or usage-based royalty is allocated has been satisfied, whichever is later.
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
CarbonSmart
The Company supplies chemical building blocks from the customers who have deployed our proprietary technologies in their biorefining plants and sells them as CarbonSmart products. Revenue is recognized at a point in time when control transfers to our end customer, which varies depending on the shipping terms. The Company acts as the principal in such transactions and accordingly, recognizes revenue and cost of revenues on a gross basis. Amounts received for sales of CarbonSmart products are classified as Revenue from contract with customers - tangible products in the condensed consolidated statements of operations and comprehensive loss.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company’s customers outside of the United States for the three months ended June 30, 2023 and 2022 was approximately 84% and 65%, respectively. Revenue generated from the Company’s customers outside of the United States for the six months ended June 30, 2023 and 2022 was approximately 75% and 64%, respectively.

As of June 30, 2023 and December 31, 2022, approximately 50% and 35%, respectively, of trade accounts receivable and unbilled accounts receivable were due from customers located outside the United States. As of June 30, 2023 and December 31, 2022, the value of property, plant, and equipment outside the United States was immaterial.
The Company’s revenue by geographic region based on the customer’s location is presented in Note 5, Revenues.
Customers
Customers representing 10% or greater of revenue were as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	51%	10%	42%	14%
Customer B	5%	22%	9%	22%
Stock-Based Compensation
In exchange for certain employee and director services, compensation is given in the form of equity-based awards. The Company accounts for equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Accordingly, equity-classified awards are recorded based on the grant date fair value and expensed over the requisite service period for the respective award. Liability-classified awards are remeasured at the end of each reporting period and expensed based on the percentage of requisite service that has been rendered.
The Company’s equity-based awards include stock option awards, restricted stock units, stock-appreciation rights (“SARs”) and restricted stock issued by the Company, which vest based on either time and/or the achievement of certain market or performance conditions. The Company records forfeitures as they occur. Compensation expense is recognized in the Company’s consolidated statements of operations and comprehensive loss, primarily within research and development expenses. For awards with only service conditions that have a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. For awards with market or performance conditions that have a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for each tranche of the award. Compensation expense resulting from performance awards is recognized over the requisite service period when it is probable that the performance condition will be met. The recognized compensation expense for performance awards is adjusted based on an estimate of awards ultimately expected to vest.
The Company estimates the fair value of service and performance-based options and SARs using a Black-Scholes option pricing model that uses assumptions including expected volatility, expected term, and the expected risk-free rate of return. The Company estimates the fair value of market-based RSUs using the Monte Carlo simulation model that uses assumptions including expected volatility, and the derived service period. The Company uses peer data to determine expected volatility and expected term. The Company estimates the fair value of RSUs based on the closing market price of its common stock on the date of measurement.
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
The number of shares of Class A common stock issued and outstanding immediately following the consummation of the Business Combination and PIPE financing were:

	Shares	Percentage
Legacy LanzaTech shares	167,324,363	85.3%
Public stockholders	10,398,374	5.3%
PIPE shares	18,500,000	9.4%
Total	196,222,737	100%
The following table reconciles the elements of the Business Combination and PIPE financing to the condensed consolidated statement of cash flows:

Recapitalization
Cash - AMCI trust account[1]	$64,090
Cash - PIPE financing	155,000
Less: Transaction costs allocated to equity	(5,709)
Effect of the Business Combination and PIPE financing	$213,381
__________________
(1)The cash from the AMCI trust account is net of redemptions and the payment of pre-combination AMCI expenses.
The following table reconciles the elements of the Business Combination and PIPE financing to the change in additional paid-in capital on the condensed consolidated statement of changes in redeemable convertible preferred stock and shareholders’ equity / deficit:

Recapitalization
Cash - AMCI trust account	$64,090
Public Warrants and Private Placement Warrants recorded on the Closing Date	(4,624)
Cash - PIPE financing	155,000
Conversion of the AM SAFE	29,730
Transaction costs allocated to equity	(7,223)
$236,973
Less: par value of shares held by PIPE investors and public stockholders	(3)
Total additional paid-in capital from recapitalization	$236,970

Note 4 — Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock of the Company, including equity-classified share-based compensation, the Brookfield SAFE, warrants, and contingently redeemable preferred stock, to the extent dilutive. Earnings per share calculation for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the Merger Agreement of 4.3747.
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss for basic and diluted earnings per common share	$(26,786)	$(15,929)	$(90,098)	$(32,707)
Unpaid cumulative dividends on preferred stock	—	(9,654)	(4,117)	(19,177)
Net loss allocated to common shareholders	$(26,786)	$(25,583)	$(94,215)	$(51,884)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	195,537,601	9,222,214	156,472,730	9,222,870
Net loss per common share, basic and diluted(1)	$(0.14)	$(2.77)	$(0.60)	$(5.63)
__________________
(1)In periods in which the Company reports a net loss, all potential common shares are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share.
As of June 30, 2023 and 2022, potential shares of common stock not included in the computation of loss per share because their effect would be antidilutive include the following:

	June 30,
	2023	2022
Redeemable convertible preferred stock (if converted)	—	129,148,393
Options	17,423,238	16,633,612
RSUs	6,901,360	—
RSAs	—	2,535,825
Brookfield SAFE	5,000,000	—
Warrants	16,657,686	985,278
Total	45,982,284	149,303,108
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
In connection with the AM SAFE and Brookfield SAFE, see Note 9 - Fair Value, the Company could issue additional potential shares of common stock. Shares related to the AM SAFE were issued on the Closing Date.

Shares related to the Brookfield SAFE and AM SAFE warrant have not been issued as of June 30, 2023. The terms of the AM SAFE warrant became exercisable for a fixed number of shares as of the Closing Date, see Note 7 – Warrants. As a result, these potential shares are included in the warrants line item in the potential share table above as of June 30, 2023. The per share issuance price for the Brookfield SAFE upon closing of the Business Combination is the liquidity price as defined in the Brookfield SAFE agreement. As a result of the Business Combination, the Brookfield SAFE became convertible into a maximum number of shares, which is included in the table above as of June 30, 2023. None of these potential shares of common stock are included in the computation of diluted net loss per share until actually issued because doing so would be anti-dilutive.
Note 5 — Revenues
Disaggregated Revenue
The following table presents disaggregated revenue in the following categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contract Types:
Licensing	$815	$540	$1,369	$1,080
Engineering and other services	8,878	5,367	14,678	9,675
Biorefining revenue	$9,693	$5,907	$16,047	$10,755

Joint development agreements	1,080	1,420	3,116	2,447
Contract research	1,137	1,543	2,393	2,785
Joint development and contract research revenue	$2,217	$2,963	$5,509	$5,232

CarbonSmart (tangible product)	1,007	982	1,007	1,722

Total Revenue	$12,917	$9,852	$22,563	$17,709
The following table presents revenue from partners in collaborative arrangements, which is included in the table above within Joint development agreements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from partners in collaborative agreements	462	$973	1,550	973
The following table presents revenue from related parties, which is included in the table above within both Licensing and Engineering and other services.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from related parties, included within Licensing	815	540	1,369	1,080
Revenue from related parties, included within Engineering and other services	261	218	680	332

The following table presents disaggregation of the Company’s revenues by customer location for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America	$2,314	$3,910	$6,547	$7,949
Europe, Middle East, Africa (EMEA)	9,646	3,784	14,356	6,607
Asia	418	1,853	468	2,263
Australia	539	305	1,192	890
Total Revenue	$12,917	$9,852	$22,563	$17,709
Contract balances
The following table provides changes in contract assets and liabilities (in thousands):

	Current Contract Assets	Current Contract Liabilities	Non-current Contract Liabilities
Balance as of January 1, 2023	$18,000	$3,101	$10,760
Additions to unbilled accounts receivable	23,684	—	—
Increases due to cash received	—	515	—
Unbilled accounts receivable recognized in trade receivables	(20,016)	—	—
Increase on revaluation on currency	108	—	64
Reclassification from long-term to short-term	—	1,344	(1,344)
Reclassification to revenue as a result of performance obligations satisfied	—	(2,008)	—
Balance as of June 30, 2023	$21,776	$2,952	$9,480
The increase in contract assets was mostly due to unbilled accounts receivable resulting from revenue recorded under contracts with customers where the Company performed engineering and other services, while the decrease in contract liabilities was primarily due to the recognition of revenue during the period related to advance payments previously received by the Company for engineering and other services contracts with customers. As of June 30, 2023 and December 31, 2022 the Company had $7,766 and $11,695, respectively, of billed accounts receivable, net of allowance.
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

Remaining performance obligations consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Current	$2,952	$3,101
Non-current	9,480	10,760
Total	$12,432	$13,861

Note 6 — Investments
Debt securities

The Company has held-to-maturity securities consisting of U.S. Treasury securities. All held-to-maturity securities have contractual maturities due in one year or less.

	As of
	June 30, 2023	March 31, 2023
Amortized cost, net of accrued interest	$49,611	$49,103
Accrued interest	93	30
Total	$49,704	$49,133

Aggregate Fair Value	49,593	49,098
Gross unrealized gains	5	1
Gross unrealized losses	(23)	(6)
The Company regularly reviews held-to-maturity securities for declines in fair values that are determined to be credit related. As of June 30, 2023, the Company did not have an allowance for credit losses related to held-to-maturity securities as they are guaranteed by the U.S. government.
Equity investments

The Company’s equity investments consisted of the following (in thousands):

	As of
	June 30, 2023	December 31, 2022
Equity Method Investment in LanzaJet	$10,164	$10,561
Equity Security Investment in SGLT	14,990	14,990
Total Investment	$25,154	$25,551
LanzaJet
On May 13, 2020, the Company contributed $15,000 in intellectual property in exchange for a 37.5% interest (“Original Interest”) of LanzaJet, Inc. (“LanzaJet”) in connection with an investment agreement (“Investment Agreement”). The Company accounts for the transaction as a revenue transaction with a customer under ASC 606. The licensing and technical support services provided are recognized as a single combined performance obligation satisfied over the expected period of those services, beginning May 2020 through December 2025. During the three months ended June 30, 2023 and 2022, the Company recognized revenue from this arrangement of $565 and $540 respectively, net of intra-entity profit elimination. During the six months ended June 30, 2023 and June 30, 2022, the Company recognized revenue from this arrangement of $1,119 and $1,080 respectively, net of intra-entity profit elimination and has associated deferred revenue of $6,719 and $8,062, as of June 30, 2023 and December 31, 2022, respectively. Intra-entity profits related to revenue contracts with LanzaJet are $89 and $132 for the three months ended June 30, 2023, and 2022, respectively. Intra-entity profits related to revenue contracts with LanzaJet are $206 and $263 for the six months ended June 30, 2023 and 2022, respectively. Intra-entity profits are amortized over a 15-year period through 2034.
Between February 1, 2021 and April 4, 2021, LanzaJet closed two additional rounds of investment which reduced the Company's Original Interest to approximately 25%. In connection with the LanzaJet Note Purchase Agreement as described in Note 12 - Related Party Transactions, LanzaJet issued warrants that are exercisable for $0.01 by the holder when the related funds are drawn by LanzaJet. The warrants held by LanzaTech and other lenders meet the accounting criteria for in-substance common stock at the time the related note commitment is drawn by LanzaJet and the warrants become exercisable. As of June 30, 2023, LanzaTech’s ownership was diluted to approximately 23.15% because LanzaTech received proportionally fewer warrants than the other investors. The Company recorded a gain on dilution of $502. LanzaTech’s ownership is subject to further dilution to approximately 22.38% if LanzaJet draws additional funds committed in the LanzaJet Note Purchase Agreement and the remaining warrants become exercisable by the holders. The Company retained its contingent right to receive additional interest in LanzaJet of up to 45 million shares for no additional consideration.
The carrying value of our equity method investment in LanzaJet as of June 30, 2023 and December 31, 2022 was approximately $2,100 and $3,700 less than our proportionate share of our equity method investees’ book values, respectively. The basis differences are largely the result of a difference in the timing of recognition of variable consideration to which we may become entitled in exchange for our contribution of intellectual property to LanzaJet. The variable consideration we may receive will be in the form of additional ownership interests and the majority of the basis difference will reverse in connection with recognition of that variable consideration.
In connection with a sublicense agreement to LanzaJet under our license agreement with Battelle Memorial Institute (“Battelle”), LanzaTech remains responsible for any failure by LanzaJet to pay royalties due to Battelle. The fair value of LanzaTech’s obligation under this guarantee was immaterial as of June 30, 2023 and December 31, 2022.
SGLT
On September 28, 2011, the Company contributed RMB 25,800 (approx. $4,000) in intellectual property in exchange for 30% of the registered capital of Beijing Shougang LanzaTech Technology Co., LTD (“SGLT”).
As of December 31, 2022, the Company’s interest in SGLT’s registered capital is approximately 9.31% as a result of the admittance of new investors during the year. As of September 30, 2022, the Company no longer had significant influence over the operating and financial policies of SGLT due to the significant and sustained decrease in SGLT's technological dependence on LanzaTech. As such, the Company ceased applying the equity method and from October 1, 2022 and forward, the Company accounts for its investment in equity security of SGLT using the alternative measurement principals as permitted under ASC 321, Investments - Equity Securities, because SGLT's fair value is not readily determinable. For the three and six months ended June 30, 2023, there was no change in the value of the investment in SGLT.
As of June 30, 2023 and December 31, 2022, there were no impairments of equity investments. During the three months and six months ended June 30, 2023 and 2022, the Company received no dividends from equity investments. See Note 12 - Related Party Transactions, for information on revenues, accounts receivable, contract assets and purchases and open accounts payable with its equity investments.

Note 7 — Warrants
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
AM SAFE warrant
The warrant related to the AM SAFE (“AM SAFE warrant”) was accounted for as a liability in accordance with ASC 480 prior to the consummation of the Business Combination and was presented within warrants on the condensed consolidated balance sheet as of December 31, 2022. As a result of the Business Combination and issuance of the PIPE shares, the number of common shares available under the AM SAFE warrant equals 300,000. The exercise price of the AM SAFE warrant is $10.00 per share as determined on the Closing Date and June 30, 2023. The AM SAFE warrant expires at the earliest of (a) the fifth anniversary of the Business Combination, (b) the consummation of a dissolution event and (c) a change of control. Due to the AM SAFE warrant becoming exercisable for a fixed number of shares at a fixed exercise price, it no longer meets the criteria for liability accounting under ASC 480 and meets the criteria for equity classification under ASC 815-40. As a result, on the Closing Date, the AM SAFE warrant was marked-to-market a final time to $1,800 through other expense, net on the condensed consolidated statement of operations and comprehensive loss and reclassified to additional paid-in capital on the condensed consolidated balance sheet.
Shortfall Warrants
On March 27, 2023, the Company issued an aggregate of 2,073,486 warrants to ACM and 2,010,000 warrants to Vellar pursuant to the Forward Purchase Agreement (collectively, the “Shortfall Warrants”), as further described in Note 9 - Forward Purchase Agreement. Each Shortfall Warrant entitles the registered holder to purchase one share of common stock at a price of $10.00 per share, subject to adjustment in the event that the Company sells, grants or otherwise issues common stock or common stock equivalents at an effective price less than the then current exercise price of the Shortfall Warrants, at any time commencing on or after March 27, 2023. The Shortfall Warrants expire on the fifth anniversary of their issuance. On the issuance date, the Shortfall Warrants met the definition of a derivative but did not qualify for the exception from derivative accounting under the indexation guidance and therefore met the criteria for liability classification under ASC 815. On May 13, 2023, the Company amended the Shortfall Warrant agreement. Under the amended agreement, the Shortfall Warrants meet the requirements for equity classification under ASC 815-40. Consequently, the Company recorded a gain of $2,042 in the three months ended June 30, 2023 to reflect the fair value of $3,063 at the date of the amendment through other expense, net on the condensed consolidated statements of operations and comprehensive loss and reclassified the Shortfall Warrants to additional paid-in capital on the condensed consolidated balance sheet as of the date of the amendment.
Public Warrants and Private Placement Warrants
As part of AMCI’s initial public offering (“IPO”), AMCI issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, AMCI completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. Additionally, prior to the consummation of the Business Combination, AMCI issued warrants for the settlement of a working capital loan. The working capital warrants have the same terms as the private sale of warrants issued at the IPO. Warrants sold in the private sale at the IPO and the warrants issued to convert the working capital loan are collectively referred to as the “Private Placement Warrants”. On the Closing Date and as of June 30, 2023, 7,499,924 Public Warrants and 4,774,276 Private Placement Warrants remained outstanding.

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
The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other expense, net on the condensed consolidated statement of operations and comprehensive loss at each reporting period until they are exercised. As of June 30, 2023, the Public Warrants and Private Placement Warrants are presented within warrants on the condensed consolidated balance sheet.

Note 8 — Forward Purchase Agreement
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
The following table presents the reconciliation of the fair value of the prepaid forward contract as of June 30, 2023 (in thousands):

June 30, 2023
Prepayment Amount	$60,096
Less: Value of derivative and Variable Maturity Consideration	(26,292)
Fair value of prepaid forward contract	$33,804
The Fixed Maturity Consideration is valued at $6,737 as of June 30, 2023. This represents the fair value of the Share Consideration and Fixed Maturity Consideration and is measured in accordance with the FVO.
Expensed transaction costs, representing the stock acquisition fees, in the amount of $451 are recorded in other expense, net.

Note 9 — Fair Value
The following table presents the Company’s fair value hierarchy for its assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement as of
	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$31,665	$—	$—	$31,665
Prepaid forward contract	—	—	33,804	33,804
Total assets	$31,665	$—	$33,804	$65,469

Liabilities:
Fixed Maturity Consideration	$—	$—	$6,737	$6,737
Brookfield SAFE liability	—	—	34,150	34,150
Private placement warrants	—	—	5,347	5,347
Public warrants	3,075	—	—	3,075
Total liabilities	$3,075	$—	$46,234	$49,309

	Fair Value Measurement as of
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$523	$—	$—	$523

Liabilities:
Warrants on preferred shares	—	—	2,119	2,119
Brookfield SAFE liability	—	—	50,000	50,000
AM SAFE warrant	—	—	1,989	1,989
AM SAFE liability	—	—	28,986	28,986
Total Liabilities	$—	$—	$83,094	$83,094
Forward Purchase Agreement
The fair value upon issuance of the FPA (both the prepaid forward contract and Fixed Maturity Consideration) and the change in fair value from issuance to June 30, 2023 net of the Prepayment Amount, is included in other expense, net in the condensed consolidated statements of operations and comprehensive loss. The fair value of the FPA was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Fixed Maturity Consideration was also valued as part of this model as the timing of the payment of the Fixed Maturity Consideration may be accelerated if the Maturity Date is accelerated.
The following table represents the weighted average inputs used in calculating the fair value of the prepaid forward contract and the Fixed Maturity Consideration as of June 30, 2023:

June 30, 2023
Stock price	$6.83
Term (in years)	2.61
Expected volatility	50.0%
Risk-free interest rate	4.59%
Expected dividend yield	—%
Warrants on preferred shares
The fair value of the warrants on preferred shares was estimated using a Black-Scholes option pricing model. Since the warrants were exercised on February 8, 2023 (see Note 7 - Warrants, for a description of the valuation on that date), the following table represents the weighted average inputs used in calculating the fair value of the preferred share warrants outstanding as of December 31, 2022:

December 31, 2022
Stock price	$5.21
Weighted average exercise price	$3.96
Term (in years)	1.1
Expected volatility	73.4%
Risk-free interest rate	4.47%
Expected dividend yield	—%
Shortfall Warrants
The fair value of the Shortfall Warrants was estimated using a Black-Scholes option pricing model. The following table represents the weighted average inputs used in calculating the fair value of the Shortfall Warrants as of May 13, 2023 when the Shortfall Warrant Agreement was amended and the Shortfall Warrants were marked-to-market and reclassified to additional paid-in capital on the condensed consolidated balance sheet:

May 13, 2023
Stock price	$3.42
Weighted average exercise price	$10.00
Term (in years)	4.87
Expected volatility	54.0%
Risk-free interest rate	3.46%
Expected dividend yield	—%
SAFE Liabilities and AM SAFE Warrant
The change in fair value between reporting periods for the Brookfield SAFE liability is included in other expense, net in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023. The change in fair value between December 31, 2022 and the Closing Date for the AM SAFE liability is included in other expense, net in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2023. See below for further details on the AM SAFE liability and see Note 7 - Warrants for further details on the AM SAFE warrant.

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
At conversion on the Closing Date, the AM SAFE liability converted into 3,000,000 shares of common stock. As of the Closing Date, the AM SAFE had a fair value of $29,730, which equals the closing price of approximately $9.91 on the Closing Date, multiplied by the number of shares issued. The AM SAFE was adjusted to its fair value on the Closing Date prior to settlement.
As of December 31, 2022, the AM SAFE had a fair value of $28,986 and was recorded within current liabilities on the condensed consolidated balance sheet. Significant inputs for Level 3 AM SAFE liability fair value measurement at December 31, 2022 are as follows:

	Near Term	Long-Term
Key assumptions:
Probability weighting	61%	39%
Time to conversion (in years)	0.1	0.8
Liquidity price	100%	90%
Discount rate	24.7%	24.7%
At conversion to equity classification on February 8, 2023, the AM SAFE warrant was valued using a Black-Scholes option pricing model as the warrant became exercisable for a fixed number of shares at a fixed price as described in Note 7 - Warrants. The following table represents the weighted average inputs used in calculating the fair value of the preferred share warrants outstanding at conversion to equity on February 8, 2023:

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
Significant inputs for Level 3 Brookfield SAFE liability fair value measurement at December 31, 2022 are the timing and likelihood of project financings under the Brookfield Framework Agreement. The Brookfield SAFE is

legal form debt that the Company has elected to measure using the FVO under ASC 825. As of June 30, 2023, no part of the Brookfield SAFE has converted to Company common shares as a qualifying financing had not yet occurred and no project investments were presented. There were no cash flows associated with the Brookfield SAFE in the six months ended June 30, 2023.
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
As of June 30, 2023, the Company expects to present sufficient projects to Brookfield to result in the Brookfield SAFE being automatically converted into shares. Since the liquidity price is not expected to change during the life of the Brookfield SAFE, the number of shares that Brookfield receives is fixed. Based on this expectation, the value of the Brookfield SAFE is equal to the Brookfield SAFE's as-converted value, which is the initial purchase amount, divided by the liquidity price, times the stock price, resulting in an estimated fair value of $34,150 recorded on the condensed consolidated balance sheet.
Significant inputs for Level 3 Brookfield SAFE measurement at June 30, 2023 are as follows:

June 30, 2023
Initial purchase amount	$50,000
Liquidity price	$10.00
Stock price	$6.83
Public Warrants and Private Placement Warrants
For the Public Warrants, the Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value and recognized an increase in the fair value of the liability of approximately $600 on the condensed consolidated statements of operations and comprehensive loss within other expense, net representing the change in fair value from the Closing Date to June 30, 2023.
The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. For the six months ended June 30, 2023, the Company recognized an increase in the fair value of liabilities of approximately $3,199 on the condensed consolidated statements of operations and comprehensive loss within other expense, net representing the change in fair value from the Closing Date to June 30, 2023.
The following table represents the weighted average inputs used in calculating the fair value of the Private Placement Warrants outstanding as of June 30, 2023 and at the time of the Business Combination:

June 30, 2023
Stock price	$6.83
Exercise price	$11.50
Term (in years)	4.61
Expected volatility	32.5%
Risk-free interest rate	4.13%
Expected dividend yield	—%

The following tables represent reconciliations of the fair value measurements of the assets and liabilities using significant unobservable inputs (Level 3) (in thousands):

	Prepaid forward contract	Fixed Maturity Consideration	Shortfall Warrants	Warrants on Preferred Shares	AM SAFE liability	AM SAFE warrant	Brookfield SAFE	Private placement warrants
Balance as of January 1, 2023	$—	$—	$—	$(2,119)	$(28,986)	$(1,989)	$(50,000)	$—
Recognized as a result of the Business Combination	—	—	—	—	—	—	—	(2,148)
Initial Prepayment Amount	60,096	—	—	—	—	—	—	—
(Loss) gain recognized in other expense, net on the condensed consolidated statement of operations and comprehensive loss	(26,292)	(6,737)	(3,063)	(3,770)	(744)	189	15,850	(3,199)
Conversion of warrants to preferred shares	—	—	—	5,889	—	—	—	—
Conversion of SAFE liability	—	—	—	—	29,730	—	—	—
Conversion of warrant to equity classification	—	—	3,063	—	—	1,800	—	—
Balance as of June 30, 2023	$33,804	$(6,737)	$—	$—	$—	$—	$(34,150)	$(5,347)

	Warrants on Preferred Shares	AM SAFE liability	AM SAFE warrant
Balance as of January 1, 2022	$(1,145)	$(28,271)	$(1,729)
Gain (loss) recognized in other expense, net on the condensed consolidated statement of operations and comprehensive loss	(78)	1,062	(218)
Balance as of June 30, 2022	$(1,223)	$(27,209)	$(1,947)

Note 10 — Income Taxes
The Company is subject to federal and state income taxes in the United States, as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely. The Company and its foreign subsidiaries have historically been loss generating entities that have resulted in no excess earnings to consider for repatriation and accordingly there are no deferred income taxes recognized for the three and six months ended June 30, 2023 and 2022.
The Company recorded an income tax expense of $0 for the three and six months ended June 30, 2023 and June 30, 2022, representing an effective tax rate of 0%. The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in the three and six months ended June 30, 2023 and June 30, 2022 is primarily due to a full valuation allowance related to the Company's U.S. and foreign deferred tax assets. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.
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

Note 11 — Share-Based Compensation
The Company adopted the LanzaTech 2023 Long-Term Incentive Plan (the “LTIP”) in conjunction with the closing of the Business Combination. The LTIP provides for grants of a variety of awards to employees, directors, and other service providers to the Company, including, but not limited to stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other stock-based awards or cash incentives. Prior to the effective date of the closing of the Business Combination, the Company granted awards under the LanzaTech NZ Inc. 2013 Stock Plan, the LanzaTech NZ Inc. 2015 Stock Plan, and the LanzaTech NZ, Inc. 2019 Stock Plan, (collectively, the “Prior Stock Plans”).
Equity Classified Awards:
RSUs
Under the LTIP, the Company has granted two types of RSUs: time-based RSUs, and market-based. Time-based RSUs granted to employees and other service providers (other than directors) are generally subject to a three-year annual pro-rata vesting schedule whereby the awards generally vest in 3 equal tranches on the first, second, and third anniversaries of the vesting commencement date, subject to grantee’s continued service through each vesting date. However, vesting will accelerate in certain circumstances (e.g., retirement, death, disability, or a qualified termination in connection with a change in control). Time-based RSUs granted to directors are subject to a one-year vesting schedule and the full award vests on the first anniversary of the vesting commencement date, subject to the director’s continued service through the vesting date. However, vesting will accelerate in certain circumstances (e.g., removal in connection with a change in control).
The market-based RSUs have both a time-based and a market-based vesting component. Both components must be met for the award to vest. The market-based RSUs are subject to the same three-year annual pro-rata vesting schedule as the employee time-based RSUs. The market-based vesting component is satisfied if on any date during the period beginning on the 151st date following the vesting commencement date and ending on the fifth anniversary of the vesting commencement date, the average closing price of a share of the Company’s common stock, equals or exceeds $11.50, determined using the closing share price from the 20 trading days preceding such determination date.
A summary of the unvested time-based and market-based equity-classified RSUs are presented in the following table:

	Number of RSUs (thousands)		Weighted Average Grant Date Fair Value
	Time-based	Market-based
January 1, 2023	—	—	$—
Granted	3,082	3,830	2.43
Vested	—	—	—
Cancelled/forfeited	(11)	—	3.45
June 30, 2023	3,071	3,830	$2.43

The Company recorded compensation expense related to the RSUs of $2,677 for the three and six months ended June 30, 2023. Unrecognized compensation costs as of June 30, 2023 was $14,068 and will be recognized over a weighted average of 2.33 years.
Stock Options
In accordance with the LTIP and Prior Stock Plans, grantees have also been granted stock options to purchase common shares. The exercise prices of each stock option was no less than the fair market value price of the Company’s common shares determined as of the date of grant. The stock options generally vest over the course of two to five years, subject to the service provider’s continued service through each vesting date. Upon termination of service, unvested stock options are forfeited in accordance with their terms unless the award agreement provides for accelerated vesting (e.g., due to retirement). The below table reflects the stock options granted prior to the Business Combination multiplied by the exchange ratio and the weighted average exercise price divided by the exchange ratio.
Stock option awards outstanding as of June 30, 2023 and changes during the period ended June 30, 2023 were as follows:

	Shares under option (thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2023	14,661	$1.48	5.80	$58,565
Vested and expecting to vest at January 1, 2023	14,661	1.48	5.80	58,565
Exercisable at January 1, 2023	11,203	$1.44	5.15	$45,204
Granted	3,556	3.77	—	594
Exercised	(699)	1.55	—	2,337
Cancelled/forfeited	(100)	1.30	—	693
Outstanding at June 30, 2023	17,418	$1.94	6.41	$85,948
Vested and expecting to vest at June 30, 2023	17,418	1.94	6.41	85,948
Exercisable at June 30, 2023	11,240	$1.48	5.11	$60,321
The Company recorded compensation expense related to the options of $2,445 and $676 for the three months ended June 30, 2023 and 2022, respectively, and $3,209 and $1,414 for the six months ended June 30, 2023 and 2022. Unrecognized compensation costs as of June 30, 2023 was $10,801 and will be recognized over a weighted average of 2.51 years.
Restricted Stock Awards (“RSAs”)
Under the Prior Stock Plans, the Company granted RSAs which become eligible to vest upon the satisfaction of a time-based service condition. However, in order to vest, a liquidity event, defined as acquisition, asset transfer, or initial listing, must occur within 10 years from the grant date. Upon a liquidity event, if the participant’s service has not terminated, the entire RSA award vests in full, whether or not previously eligible for vesting. If the participant’s service has terminated and they have satisfied the time-based service condition, the RSAs that are outstanding and eligible for vesting immediately vest in full upon liquidity event. The time-based service requirements of the RSAs have a maximum term of three years from the date of grant.
As of December 31, 2022, there were 2,535,825 outstanding unvested RSAs with a weighted average grant date fair value of $1.08. The Business Combination constituted a “liquidity event” which caused the vesting of all such outstanding, unvested RSAs. The vesting of the RSAs resulted in compensation expense of $0 and $2,741 for the three and six months ended June 30, 2023, respectively. There was no compensation expense recorded in the comparable periods in 2022, because the Company concluded that the liquidity event performance condition was not probable of being satisfied at the time. In connection with the vesting of these RSAs, certain holders of the RSAs surrendered 771,141 shares in a withhold to cover transaction to fund the payment of applicable tax withholding on their behalf by the Company. This resulted in a total cash payment of $7,650 by the Company to the Internal Revenue Service for the applicable tax withholding associated with this vesting event.
Liability-Classified Awards
Phantom RSUs
Under a phantom equity sub-plan of the LTIP, certain non-US employees of the Company were provided with Phantom RSUs that can only be settled in cash and are therefore recorded as a liability. The Phantom RSUs have a graded vesting schedule and vest in 3 equal tranches on the first, second, and third anniversaries of the vesting commencement date, subject to the employee meeting the requisite service requirements. Grantees are entitled to receive a cash payment equal to the fair market value of a share multiplied by the number of vested RSUs as of the applicable vesting date.
Phantom SARs
Under a phantom equity sub-plan of the LTIP, certain non-US employees of the company were provided with Phantom SARs that can only be settled in cash and are therefore recorded as a liability. The Phantom SARs have a graded vesting schedule and vest in three equal tranches on the first, second, and third anniversaries of the vesting commencement date, subject to the employee meeting the requisite service requirements. Phantom SARs expire 10 years after the grant date and entitle the grantee to receive a cash payment upon exercise of the award equal to the excess of the fair market value of a share on the date of exercise over the exercise price multiplied by the number of SARs exercised.

Note 12 — Related Party Transactions
As of June 30, 2023 and December 31, 2022, the Company has an equity ownership in LanzaJet and SGLT (see Note 6 - Investments for further details). The table below summarizes amounts related to transactions with these related parties (in thousands), other than revenues which are disclosed within the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, as well as Note 5 - Revenues:

	As of
	June 30, 2023	December 31, 2022
Accounts receivable	$913	$1,821
Notes receivable	5,267	—
Accounts payable	1,879	3,195
LanzaJet
The accounts payable balance is for work that LanzaJet performed as a subcontractor to the Company. Refer to Note 6 - Investments, for more information.
In connection with the formation of LanzaJet, the Company entered into a transition services agreement with LanzaJet. The transition services agreement generally sets out the respective rights, responsibilities and obligations of the Company and LanzaJet with respect to R&D services, access to office and laboratory space, business development and other administrative support services. The transition services agreement may be terminated by mutual consent of the Company and LanzaJet, by LanzaJet at any time, and by the Company upon breach or non-payment by LanzaJet. There are no substantive termination penalties in the event the Company terminates. For the three months ended June 30, 2023 and 2022, the Company recognized revenue from related parties of approximately $67 and $58, respectively, under the transition services agreement. For the six months ended June 30, 2023 and 2022, the Company recognized revenue from related parties of approximately $112 and $125, respectively, under the transition services agreement.

The Company also provides certain engineering and other services related to a gas-to-jet demonstration plant currently in development by LanzaJet pursuant to the Investment Agreement described in Note 6 - Investments. In connection with this agreement, the Company recognized $102 and $108 in revenue, respectively, for the three months ended June 30, 2023 and 2022, and recognized revenue of $440 and $131, respectively, for the six months ended June 30, 2023 and 2022.
LanzaJet Note Purchase Agreement
On November 9, 2022, the Company and the other LanzaJet shareholders entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which LanzaJet Freedom Pines Fuels LLC (“FPF”), a wholly owned subsidiary of LanzaJet, will issue, from time to time, notes in an aggregate principal amount of up to $147.0 million (the “Notes”), comprised of approximately $113.5 million aggregate principal amount of 6.00% Senior Secured Notes due December 31, 2043 and $33.5 million aggregate principal amount of 6.00% Subordinated Secured Notes due December 31, 2043. The Company committed to purchase $5.5 million of Subordinated Secured Notes, which was funded on May 1, 2023. The Senior Secured Notes are secured by a security interest over substantially all assets of FPF, and both the Senior Secured Notes and the Subordinated Secured Notes are secured by a security interest over the intellectual property owned or in-licensed by LanzaJet.
Each purchaser of Notes under the Note Purchase Agreement also received a warrant for the right to purchase 575,000 shares of common stock of LanzaJet for each $10 million of Notes purchased by such purchaser for an exercise price of $0.01 per share. The warrants are exercisable when the related loan commitment is funded, and may be exercised until the earlier of the third anniversary following the date the holder’s loan commitment is fully funded, or the end of the availability period as defined in the Note Purchase Agreement if the commitment has not been fully funded. In the case of the Company, LanzaTech received warrants to purchase 316,250 shares of common stock of LanzaJet, which became exercisable by the Company when the note was funded on May 1, 2023. Upon funding of the Notes, the warrants meet the accounting criteria to be considered in-substance common stock, and are accounted for as part of the equity-method investment. Refer to Note 6 Investment.
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
SGLT
The Company supplies SGLT with certain water-soluble organic compounds required in the Company's proprietary gas fermentation process, small-size equipment and consulting services. As a result, for the three months ended June 30, 2023 and 2022, the company recognized revenue of approximately $75 and $46, respectively. For the six months ended June 30, 2023 and 2022, the Company recognized revenue of approximately $75 and $64, respectively. The Company also provided engineering services and incurred costs of $164 and $137 for the three months ended June 30, 2023 and 2022, respectively, and provided engineering services and incurred costs of $414 and $263 for the six months ended June 30, 2023 and 2022, respectively.
Additionally, LanzaTech and SGLT entered into a license agreement in 2019, subsequently amended in 2021, to provide SGLT with the right to sublicense the intellectual property that LanzaTech previously licensed to SGLT. In exchange, the Company is entitled to receive licensing consideration, calculated as a percentage of the royalties received by SGLT from the sublicenses. Currently, SGLT sublicenses to certain of its subsidiaries that use LanzaTech's proprietary technology. The royalties received by SGLT are based on sales-and-usage of the sublicensed technology. For the three and six months ended June 30, 2023, the Company recognized sublicensing revenue of $249 and $249, respectively. For the three and six months ended June 30, 2022, the Company did not recognize any sublicensing revenue as no royalties were received by SGLT.

Note 13 — Redeemable, Convertible Preferred Stock
Prior to the Business Combination, the Company had six outstanding series of contingently redeemable convertible preferred stock. The dollar amounts and share counts in the table below are adjusted to reflect the impact of the exchange ratio on the shares authorized, shares issued and outstanding, and issue price. The authorized, issued and outstanding shares, issue price, and carrying value as of December 31, 2022 are as follows (in thousands, except share and per share amounts):

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
There were no changes in redeemable convertible preferred stock issued and outstanding during the three and six months ended June 30, 2022.
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

Note 14 — Commitments and Contingencies
Litigation
The Company may be involved in legal proceedings and exposed to potential claims in the normal course of business. As of June 30, 2023 and December 31, 2022, the Company does not have any reasonably possible or probable losses from such claims.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and related notes included in the Company’s Form 8-K/A filed with the Securities and Exchange Commission on March 28, 2023. This discussion and analysis may contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties, and assumptions, including, but not limited to, risks and uncertainties discussed under the heading ‘Cautionary Note on Forward-Looking Statements,’ in this Quarterly Report and in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K. In this section, unless otherwise indicated or the context otherwise requires, references in this section to “LanzaTech,” the “Company,” “we,” “us,” “our” and other similar terms refer to LanzaTech Global, Inc. and its consolidated subsidiaries, including LanzaTech NZ, Inc. and its consolidated subsidiaries subsequent to the Business Combination and LanzaTech NZ, Inc. and its consolidated subsidiaries prior to the Business Combination. References to “AMCI” refer to AMCI Acquisition Corp. II prior to the Business Combination.
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
LanzaTech performs research and development (“R&D”) services related to novel technologies and development of biocatalysts for commercial applications, mainly to produce fuels and chemicals. We primarily employ a licensing business model whereby our customers build, own and operate facilities that use our technology, and in return, we are paid a royalty fee based on the revenue generated from the use of our technology. We began operations in 2005 and in 2018, through our joint venture in China (SGLT), we established the world’s first commercial waste gas-to-ethanol plant in China, followed by a second and a third one in 2021 and 2022, respectively, also in China, with others currently in development in various countries around the world.
We have not achieved operating profitability since our formation. Our net losses after tax were $(26.8) million for the three months ended June 30, 2023 and $(15.9) million for the three months ended June 30, 2022. As of June 30, 2023 we had an accumulated deficit of $(787.9) million compared to an accumulated deficit of $(456.2) million as of December 31, 2022. We anticipate that we will continue to incur losses until we sufficiently commercialize our technology.
Near-term, we expect engineering services and sales of equipment packages on several key committed and contracted projects to drive higher revenues, along with our CarbonSmart business, which we expect to produce revenues in multiples of our 2022 performance, fueled by planned commercial campaigns from brand partners across many consumer product verticals. This increase in CarbonSmart revenue is also enabled by more plants coming online and LanzaTech securing offtake supply to place into our customers’ and partners’ CarbonSmart supply chains.
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
Key Financial Metrics:
The key elements of LanzaTech’s performance for the three months ended June 30, 2023 and June 30, 2022 are summarized in the tables below:

	Three Months Ended June 30,		Change
(In thousands, except for percentages)	2023	2022	2023 vs. 2022
GAAP Measures:
Revenue	$12,917	$9,852	$3,065	31%
Net Loss	(26,786)	(15,929)	(10,857)	68%
Key Performance Indicators:
One-Time Revenue	11,459	8,982	2,477	28%
Recurring Revenue (1)	1,458	870	588	68%
Total Revenue	$12,917	$9,852	$3,065	31%
Cost of Revenues (ex. Depreciation) (2)	(10,827)	(7,427)	(3,400)	46%
Selling, general & administrative	(12,452)	(7,146)	(5,306)	74%
Adjusted EBITDA (3)	$(23,823)	$(17,886)	(5,937)	33%
__________________
(1)Includes revenue from licensing and sales of microbes and media.
(2)Consists of costs of revenues from contracts with customers (exclusive of depreciation), cost of revenue from collaboration agreements (exclusive of depreciation) and cost of revenue from related party transactions (exclusive of depreciation).
(3)Adjusted EBITDA, a non-GAAP financial measure, is calculated as net loss, excluding the impact of depreciation, interest income, net, stock-based compensation, change in fair value of warrant liabilities, change in fair value of SAFE liabilities, change in fair value of the prepaid forward contract derivative and Fixed Maturity Consideration, transaction costs on issuance of Forward Purchase Agreement, (gain) loss from equity method investees, net, and other one-time costs related to the Business Combination and initial securities registration. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with US GAAP. See “Non-GAAP Financial Measures” for additional information and reconciliation of Adjusted EBITDA to net loss, its most directly comparable US GAAP measure.

Key Financial Metrics:
The key elements of LanzaTech’s performance for the six months ended June 30, 2023 and June 30, 2022 are summarized in the tables below:

	Six Months Ended June 30,		Change
(In thousands, except for percentages)	2023	2022	2023 vs. 2022
GAAP Measures:
Revenue	22,563	17,709	$4,854	27%
Net Loss	$(90,098)	$(32,707)	(57,391)	175%
Key Performance Indicators:
One-Time Revenue	20,348	15,939	4,409	28%
Recurring Revenue (1)	2,215	1,770	445	25%
Total Revenue	22,563	17,709	$4,854	27%
Cost of Revenues (ex. Depreciation) (2)	(18,617)	(13,256)	(5,361)	40%
Selling, general & administrative	(29,287)	(12,224)	(17,063)	140%
Adjusted EBITDA (3)	$(47,336)	$(32,645)	(14,691)	45%
__________________
(1)Includes revenue from licensing and sales of microbes and media.
(2)Consists of costs of revenues from contracts with customers (exclusive of depreciation), cost of revenue from collaboration agreements (exclusive of depreciation) and cost of revenue from related party transactions (exclusive of depreciation).
(3)Adjusted EBITDA, a non-GAAP financial measure, is calculated as net loss, excluding the impact of depreciation, interest income, net, stock-based compensation, change in fair value of warrant liabilities, change in fair value of SAFE liabilities, change in fair value of the prepaid forward contract derivative and Fixed Maturity Consideration, transaction costs on issuance of Forward Purchase Agreement, (gain) loss from equity method investees, net, and other one-time costs related to the Business Combination and initial securities registration. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with US GAAP. See “Non-GAAP Financial Measures” for additional information and reconciliation of Adjusted EBITDA to net loss, its most directly comparable US GAAP measure.

Key Non-Financial Metrics:

(in thousands of tonnes per annum)
Capacity as of June 30, 2022	90
Additions	60
Capacity as of June 30, 2023	150
LanzaTech’s installed capacity, which includes capacity by cost method investees and customers, is one of the key drivers for the Company's licensing revenues given that they are usually contracted on a percentage-of-revenue or a dollars-per-tonne basis.
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

Revenues
We earn revenue through engineering and other services contracts, U.S. government contracts, joint development agreements, and licensing agreements, which, together, represent a single operating segment. Revenues can be viewed as a combination of the following:
•Biorefining which includes feasibility studies and engineering services related to basic design of commercial plants utilizing our technologies, and licensing of intellectual property and software when customers deploy our biorefining technology;
•Joint development and research services related to novel technologies and the development of biocatalysts; and
•Sale of CarbonSmart products to customers.
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
We license intellectual property to generate recurring revenue when our customers deploy our technology in their biorefining plants. When licenses are considered to be distinct performance obligations, the recognition of revenue is dependent on the terms of the contract, which may include fixed consideration or royalties based on sales or usage, in which case, the revenue is recognized when the subsequent sale or usage occurs or when the performance obligation to which some or all of the sales or usage-based royalty is allocated or has been satisfied, whichever is later.
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
CarbonSmart

We sell CarbonSmart products and intermediaries directly to customers from LanzaTech licensed plants using the Company's proprietary technologies. Revenue is recognized at a point in time when control transfers to the customer, which varies depending on the shipping terms. The Company generally acts as the principal in such transactions and accordingly, recognizes revenue and cost of revenues on a gross basis.
Cost of Revenues
Our R&D costs associated with external projects, engineering, and other direct costs of services are related to revenue agreements with customers, related parties, and collaborative partners, and represent costs of revenue. Costs include both internal and third-party fixed and variable costs and include materials, supplies, labor, and fringe benefits.
Research and Development Expenses
R&D expenses consist of personnel costs and the cost of consultants, materials and supplies associated with internal R&D projects as well as various laboratory activities. Indirect R&D costs include depreciation and other indirect overhead expenses. We expect our R&D activities to remain stable over time and decrease as a percentage of our overall cost structure.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") consist primarily of personnel costs, costs of general corporate development activities, travel-related expenses, and other indirect overhead costs.
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
Other Expense, Net
Other expense, net relates to miscellaneous other income and expense and foreign currency gains and losses. These items include the mark-to-market adjustments on all liability classified warrants, the prepaid forward contract derivative, the Fixed Maturity Consideration, and SAFE liabilities. Interest income, net consists of income earned from our cash, cash equivalents and debt security investments. Our interest income has increased following the completion of the Business Combination as we invested the net proceeds in a variety of capital preservation financial instruments, including short-term, investment-grade, interest-bearing obligations of the U.S. government and its agencies.
Gain (Loss) from Equity Investees, Net
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

Results of Operations — Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes. The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2023	2022	2023 vs. 2022
(In thousands, except for per share amounts)
Total revenue	12,917	9,852	3,065	31%
Cost of revenue	(10,827)	(7,427)	(3,400)	46%
Gross Profit	$2,090	$2,425	$(335)	(14)%

Operating expenses:
Research and development	(18,908)	(13,237)	(5,671)	43%
Depreciation expense	(1,348)	(1,163)	(185)	16%
Selling, general and administrative expense	(12,452)	(7,146)	(5,306)	74%
Total operating expenses	$(32,708)	$(21,546)	$(11,162)	52%

Loss from operations	(30,618)	(19,121)	(11,497)	60%
Interest income, net	1,701	$(5)	1,706	N/M
Other income (expense), net	2,001	$102	1,899	N/M
Total other income (expense), net	3,702	97	3,605	N/M
Loss before income taxes	$(26,916)	$(19,024)	$(7,892)	41%
Income tax benefit	—	—	—	N/M
Gain from equity method investees, net	130	3,095	(2,965)	(96)%
Net loss	$(26,786)	$(15,929)	$(10,857)	68%
Other comprehensive loss:
Foreign currency translation adjustments	96	(355)	451	127%
Comprehensive loss	$(26,690)	$(16,284)	$(10,406)	64%

Net loss per share - basic and diluted	(0.14)	(2.77)
Weighted-average number of common shares outstanding - basic and diluted	195,537,601	9,222,214
Revenue
Total revenue increased $3.1 million, or 31%, in the three months ended June 30, 2023 compared to the same period in 2022. The increase was primarily driven by an increase in revenue from engineering and other services from contracts with existing customers of $3.3 million and new customers of $0.2 million. Additionally, we had a $0.3 million increase in licensing revenue, partially offset by a decrease of $(0.3) million in revenue from joint development agreements and a decrease of $(0.4) million in other contract research. CarbonSmart product sales remained stable in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Cost of Revenue
Cost of revenue increased $3.4 million, or 46%, in the three months ended June 30, 2023 compared to the same period in 2022. Cost of revenue from engineering and other services increased by $3.2 million mainly due to an increase in the number of customer projects with existing customers and a shift in sales mix with certain projects generating higher cost of revenue. Additionally, cost of revenue from CarbonSmart products increased $0.4 million, and cost of revenue from joint development agreements increased $0.2 million. These increases were partially offset by a decrease in cost of revenue for other contract research of $(0.4) million.
Research and Development
R&D expense increased $5.7 million, or 43%, in the three months ended June 30, 2023 compared to the same period in 2022. This was primarily due to an increase of $2.6 million in R&D personnel and consumables expenses to accelerate growth, an increase of $1.6 million in incremental expense associated with 2023 stock compensation awards, an increase of $1.0 million in external R&D services, and an increase of $0.5 million for facilities expenses.
Selling, General and Administrative Expense
SG&A expense increased $5.3 million, or 74%, in the three months ended June 30, 2023 compared to the same period in 2022. This was primarily due to an increase of $2.2 million in SG&A external services and contractors driven by increases in business insurance, professional services fees and board expenses, an increase of $2.1 million in incremental expense associated with 2023 stock compensation awards, an increase of $0.8 million in SG&A personnel expenses to support our growth, and an increase of $0.2 million in facilities expenses.
Interest income, net
Interest income, net increased $1.7 million in the three months ended June 30, 2023 compared to the same period in 2022. The increase is primarily attributable to interest earned on higher cash balances held in savings and money market accounts subsequent to the Business Combination. The increase is additionally attributable to the amortization of the discount on the debt security investment of $0.5 million, as well as contractual interest earned on the debt security investment of $0.1 million.
Other Income (Expense), Net
Other income (expense), net increased $1.9 million, in the three months ended June 30, 2023 compared to the same period in 2022. The increase is primarily due to an overall net gain on changes in the fair value of certain financial instruments, including a gain due to the increase in the fair value of the FPA of $18.1 million, a gain due to the decrease in the fair value of the shortfall warrants of $2.0 million, as well as a net foreign exchange gain of $0.3 million. The increase is partially offset by a loss due to the increase in the fair value of the Brookfield SAFE liability of $(14.8) million, as well as a loss due to the increase in the fair value of the public and private SPAC warrant liabilities of $(3.6) million.

Results of Operations — Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes. The following table sets forth our consolidated results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2023	2022	2023 vs. 2022
(In thousands, except for per share amounts)
Total revenue	22,563	17,709	4,854	27%
Cost of revenues	(18,617)	(13,256)	(5,361)	40%
Gross Profit	$3,946	$4,453	$(507)	(11)%

Operating expenses:
Research and development	(35,194)	(25,598)	(9,596)	37%
Depreciation expense	(2,605)	(2,222)	(383)	17%
Selling, general and administrative expense	(29,287)	(12,224)	(17,063)	140%
Total operating expenses	$(67,086)	$(40,044)	$(27,042)	68%

Loss from operations	(63,140)	(35,591)	(27,549)	77%
Interest income, net	1,915	(5)	1,920	N/M
Other income (expense), net	(28,395)	76	(28,471)	N/M
Total other income (expense), net	(26,480)	71	(26,551)	N/M
Loss before income taxes	$(89,620)	$(35,520)	$(54,100)	152%
Income tax benefit	—	—	—	N/M
(Loss) gain from equity method investees, net	(478)	2,813	(3,291)	(117)%
Net loss	$(90,098)	$(32,707)	$(57,391)	175%
Other comprehensive loss:
Foreign currency translation adjustments	47	(383)	430	112%
Comprehensive loss	$(90,051)	$(33,090)	$(56,961)	172%

Net loss per share - basic and diluted	(0.60)	(5.63)
Weighted-average number of common shares outstanding - basic and diluted	156,472,730	9,222,870
Revenue
Total revenue increased $4.9 million, or 27%, in the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily driven by an increase in revenue from engineering and other services from contracts with existing customers of $3.9 million and new customers of $1.1 million. Additionally, we had a $0.7 million increase in revenue from joint development agreements and a $0.3 million increase in revenue from licensing, partially offset by decreases of $(0.7) million in CarbonSmart product sales and $(0.4) million in other contract research.
Cost of Revenues
Cost of revenue increased $5.4 million, or 40%, in the six months ended June 30, 2023 compared to the same period in 2022. Cost of revenue from engineering and other services increased by $5.4 million mainly due to an increase in the number of customer projects and a shift in sales mix with certain projects generating higher cost of revenue, as well as an increase of $0.5 million related to cost of revenue from joint development agreements. These increases were partially offset by decreases in cost of revenue of $(0.4) million for other contract research and $(0.1) million for CarbonSmart products.
Research and Development
R&D expense increased $9.6 million, or 37%, in the six months ended June 30, 2023 compared to the same period in 2022. This was primarily due to an increase of $4.3 million in R&D personnel and consumables expenses to accelerate growth, an increase in stock compensation expense consisting of $1.7 million in incremental expense associated with 2023 stock compensation awards and $1.2 million resulting from the vesting of RSAs in connection with the Business Combination, an increase of $1.5 million in external R&D services and contractors, and an increase of $0.9 million in facilities expenses.
Selling, General and Administrative Expense
SG&A expense increased $17.1 million, or 140%, in the six months ended June 30, 2023 compared to the same period in 2022. This was primarily due to an increase of $8.3 million of external services and contractors mostly driven by one-time professional services fees related to the Business Combination, an increase in stock compensation expense consisting of $2.3 million in incremental expense associated with 2023 stock compensation awards and $1.6 million resulting from the vesting of RSAs in connection with the Business Combination, an increase of $2.3 million in one-time employee transition arrangements related to the Business Combination, an increase of $1.5 million in personnel and consumables expenses to support our growth, an increase of $0.8 million related to an allowance for a customer receivable, and an increase of $0.3 million in facilities expenses.
Interest income, net
Interest income, net increased $1.9 million in the six months ended June 30, 2023 compared to the same period in 2022. The increase is primarily attributable to interest earned on higher cash balances held in savings and money market accounts subsequent to the Business Combination. The increase is additionally attributable to the amortization of the discount on the debt security investment of $0.5 million, as well as contractual interest earned on the debt security investment of $0.1 million.
Other Income (Expense), Net
Other income (expense), net decreased $(28.5) million, in the six months ended June 30, 2023 compared to the same period in 2022. The decreases is primarily due to entering into the Forward Purchase Agreement in February 2023, which resulted in a net loss $(33.5) million related to both the prepaid forward contract and the Fixed Maturity Consideration, including related transaction expenses. The decrease is additionally attributable to the net loss of $(3.8) million related to the increase in fair value of the Warrants and the net loss of $(0.7) million related to the increase in fair value of the AM SAFE liability prior to conversion of these instruments in the business combination. The decrease is additionally attributable to a net loss due to the increase in fair value of the public and private SPAC warrant liabilities of $(3.8) million, as well as the net loss on the recognition and mark to fair value of the shortfall warrant of $(3.1) million. The decrease was partially offset by a net gains on the decreases in the fair values of the Brookfield SAFE liability of $15.9 million, and the AM SAFE warrants of $0.2 million, as well as a net foreign exchange gain of $0.4 million.

Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents comprise cash on hand, demand deposits at banks, and other short-term, highly liquid investments with original maturity of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. The following table shows the balances of our cash, cash equivalents and restricted cash as of June 30, 2023 and December 31, 2022:

	As of		Change
(In thousands, except for percentages)	June 30, 2023	December 31, 2022	2023 vs. 2022
Total cash, cash equivalents, and restricted cash	$111,389	$83,710	$27,679	33%
As of June 30, 2023, as compared to December 31, 2022, LanzaTech’s cash, cash equivalents, and restricted cash increased by $27.7 million, or 33%, primarily due to the closing of the Business Combination and PIPE financing, net of funding of the Forward Purchase Agreement. The increase was also partially offset by cash usage (see Cash flow section below) to fund working capital, the net loss adjusted for non-cash charges, purchase of debt security investments, purchases of property, plant and equipment and the repurchase of equity instruments of the Company.
Debt Security Investments
Debt security investments comprise held-to-maturity U.S. Treasury securities that the Company has both the ability and intent to hold to maturity. These securities all mature within twelve months and will provide additional liquidity upon maturity. As of June 30, 2023, debt security investments totaled $49.7 million. The Company did not have any debt security investments as of December 31, 2022.
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
As of June 30, 2023, our capital structure consists of equity (comprising issued capital, and accumulated deficit) and the Brookfield SAFE. We are not subject to any externally imposed capital requirements.
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
On October 2, 2022, LanzaTech entered into the Brookfield SAFE with Brookfield and received a cash payment of $50.0 million as the Initial Purchase Amount. In exchange, the Company granted to Brookfield the right to certain shares of the Company's common stock. Following the closing of the Business Combination, Brookfield may, at any time at its option, convert all or a portion of the Initial Purchase Amount less any amount that has already been converted or repaid into shares of common stock.
LanzaTech does not have any outstanding debt, other than the Brookfield SAFE and the Fixed Maturity Consideration, which are both classified as liabilities for accounting purposes, on its condensed consolidated balance sheet as of June 30, 2023.
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
On February 8, 2023, LanzaTech completed the Business Combination and related transactions. The completion of the Business Combination and related transactions resulted in $153.3 million of cash proceeds to LanzaTech. The amount released to LanzaTech is also net of the transaction expenses related to the Business Combination and the amount paid to the Purchasers in relation to the Forward Purchase Agreement. Pursuant to the Forward Purchase Agreement, the Purchasers purchased 5,916,514 Class A common shares on the open market for approximately $10.16 per share, and such purchase price of $60.1 million was deposited with the Purchasers as a prepayment for the Forward Purchase Agreement redemption at the end of three years.
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
Cash Flows
For the six months ended June 30, 2023 and 2022

The following table provides a summary of our cash flows for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30,		Change
(In thousands, except for percentages)	2023	2022	2023 vs. 2022
Net cash provided by (used in):
Operating activities	$(59,116)	$(42,505)	$(16,611)	39%
Investing activities	(120,017)	(4,894)	(115,123)	2,352%
Financing activities	206,808	7	206,801	N/M
Effects of currency translation	4	(71)	75	106%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$27,679	$(47,463)
Cash Flows Used in Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities was $(59.1) million. This was primarily driven by a net loss of $(90.1) million, adjusted for the loss on change in fair value of the prepaid forward contract derivative and Fixed Maturity Consideration of $33.0 million, provision for losses on trade and other receivables of $0.8 million, share-based compensation expense of $8.7 million, depreciation of property, plant and equipment of $2.6 million, non-cash lease expense of $0.4 million, and the non-cash loss from equity method investees, net of $0.5 million. The additional impact to net cash usage is related to the adjustments for net cash changes in operating assets and liabilities of $(8.9) million, the gain on change of fair value of SAFE and warrant liabilities of $(4.7) million, the non-cash recognition of licensing revenue of $(1.1) million, amortization of the discount on the debt security investment of $(0.5) million, and non-cash foreign currency exchange gain of $0.2 million.
For the six months ended June 30, 2022, net cash used in operating activities was $(42.5) million. This was primarily driven by a net loss of $(32.7) million, adjusted for share-based compensation expense of $1.4 million, depreciation of property, plant and equipment of $2.2 million, the loss from equity method investees, net of $(2.8) million, non-cash lease expense of $0.9 million and non-cash foreign currency exchange loss of $(0.6) million. The additional net cash usage is related to the adjustments for net cash changes in operating assets and liabilities of $(9.1) million, non-cash recognition of licensing revenue of $(1.1) million, and the gain on change in fair value of SAFE and warrant liabilities of $(0.8) million.
Cash Flows Used in Investing Activities
For the six months ended June 30, 2023, net cash used in investing activities was $(120.0) million, driven by the investment in debt securities of $(49.1) million, the forward purchase Prepayment Amount of $(60.1) million, the purchase of property, plant and equipment of $(5.3) million, the funding of the loan commitment to LanzaJet of $(5.2) million, and the purchase of additional interests in our equity method investment in the form of warrants which were accounted as in-substance common stock of $(0.3) million.
For the six months ended June 30, 2022, net cash used in investing activities was $(4.9) million, driven by the purchase of property, plant and equipment.
Cash Flows from Financing Activities
For the six months ended June 30, 2023, net cash provided by financing activities was $206.8 million. This was driven by $213.4 million in proceeds from the Business Combination, PIPE financing and the Forward Purchase Agreement and proceeds of $1.1 million from the exercise of options to acquire shares of common stock of the Company. This was partially offset by the repurchase of equity instruments of $(7.7) million.
For the six months ended June 30, 2022, net cash provided by financing activities was not significant.

Off-Balance Sheet Arrangements
As of June 30, 2023 and December 31, 2022, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Management Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements that have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We consider an accounting estimate to be critical to the condensed consolidated financial statements if the estimate is complex in nature or requires a high degree of judgment and actual results may differ from these estimates with any such differences being potentially material. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. A discussion of our critical accounting policies and estimates may be found in the Company’s prospectus filed with the SEC on May 25, 2023 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Management Estimates”. As of June 30, 2023, there were two changes to our critical accounting policies and estimates discussed below:
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
The Company separately identified two other freestanding financial instruments in the Forward Purchase Agreement, the Share Consideration and the Minimum Maturity Consideration. As both of these payments are for a fixed amount at the Maturity Date, we have accounted for these cash outflows as debt-like instruments. In accordance with ASC 825, Financial Instruments, we have elected to account for these instruments under the Fair Value Option. As the terms and conditions of these payments are the same, they are accounted for together on the condensed consolidated balance sheet as of June 30, 2023 as the Fixed Maturity Consideration. The fair value of the Fixed Maturity Consideration was estimated within the same Monte-Carlo simulation as the prepaid forward contract to effectively model the potential acceleration of the Maturity Date and the corresponding acceleration in the payment of the Fixed Maturity Consideration.
Stock-Based Compensation
In exchange for certain employee and director services, compensation is given in the form of equity-based awards. The Company accounts for equity-based compensation in accordance with ASC 718, Compensation – Stock Compensation. Accordingly, equity-classified awards are recorded based on the grant date fair value and expensed over the requisite service period for the respective award. Liability-classified awards are remeasured at the end of each reporting period and expensed based on the percentage of requisite service that has been rendered.
The Company’s equity-based awards include stock option awards, restricted stock units (“RSUs”), stock-appreciation rights (“SARs”) and restricted stock (“RSAs”) issued by the Company, which vest based on either time and/or the achievement of certain market or performance conditions. We have elected not to estimate forfeitures which means compensation expenses may be reversed in the period in which the forfeiture occurs. Compensation expense is recognized in the Company’s consolidated statements of operations and comprehensive loss, primarily within research and development expenses. For awards with only service conditions that have a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. For awards with market or performance conditions that have a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for each tranche of the award. Compensation expense resulting from performance awards is recognized over the requisite service period when it is probable that the performance condition will be met. The recognized compensation expense for performance awards is adjusted based on an estimate of awards ultimately expected to vest.
We mostly apply judgment for stock-based awards with performance conditions, because compensation expense is recognized only when it is probable the performance conditions will be met (i.e. occurrence of a liquidity event). Management determined that the occurrence of the liquidity event is probable when the event is consummated, as such, compensation expense related to the RSAs was recorded at the time of the Business Combination.
We estimate the fair value of service and performance-based options and SARs using a Black-Scholes option pricing model, which requires the use of highly subjective assumptions including:
•Expected Term — We have opted to use the “simplified method” for estimating the expected term of plain-vanilla options and SARs, whereby the expected term equals the arithmetic average of the vesting term and LanzaTech’s contractual term of the option (generally 10 years). We use peer data to estimate the expected term of options and SARs that do not have plain-vanilla characteristics.
•Risk-Free Interest Rate — The risk-free rate assumption is based on the U.S. Treasury zero-coupon instruments with maturities similar to the expected term of LanzaTech’s stock options and SARs.
•Expected Dividend — We have not issued any dividends and do not anticipate issuing dividends on LanzaTech’s common stock. As a result, we have estimated the dividend yield to be zero.
•Expected Volatility — Due to our limited operating history and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility data was computed using the daily closing prices for the various companies' shares during the equivalent period of the estimated expected term of the stock-based awards.
We estimate the fair value of market-based RSUs using the Monte Carlo simulation model that uses assumptions including expected volatility, and the derived service period. Please refer to the expected volatility discussion above.
We estimate the fair value of the RSAs and RSUs with only service conditions using the fair value of common stock on the date of measurement.
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
Implications of being a Smaller Reporting Company
Additionally, LanzaTech is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. LanzaTech will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter (if LanzaTech’s annual revenues exceeded $100 million during such completed fiscal year), or (ii) The market value of common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter (if LanzaTech’s annual revenues did not exceed $100 million during such completed fiscal year).. To the extent LanzaTech takes advantage of such reduced disclosure obligations, it may also make comparison of its financial statements with other public companies difficult or impossible.
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
We define adjusted EBITDA as our net loss, excluding the impact of depreciation, interest income, net, stock-based compensation, change in fair value of warrant liabilities, change in fair value of SAFE liabilities, change in fair value of the prepaid forward contract derivative and Fixed Maturity Consideration, transaction costs on issuance of Forward Purchase Agreement, (gain) loss from equity method investees and other one-time costs related to the Business Combination and initial securities registration. We monitor and have presented in this Quarterly Report adjusted EBITDA because it is a key measure used by our management and the Board to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. We believe adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we include in net loss. Accordingly, we believe adjusted EBITDA provides useful information to investors, analysts, and others in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects.
Adjusted EBITDA is not prepared in accordance with US GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with US GAAP. There are a number of limitations related to the use of adjusted EBITDA rather than net loss, which is the most directly comparable financial measure calculated and presented in accordance with US GAAP. For example, adjusted EBITDA: (i) excludes stock-based compensation expense because it is a significant non-cash expense that is not directly related to our operating performance; (ii) excludes depreciation expense and, although this is a non-cash expense, the assets being depreciated and amortized may have to be replaced in the future; (iii) excludes gain or losses on equity method investee; and (iv) excludes certain income or expense items that do not provide a comparable measure of our business performance. In addition, the expenses and other items that we exclude in our calculations of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from adjusted EBITDA when they report their operating results. In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

For the three months ended March 31, 2023, the Company did not exclude from Adjusted EBITDA certain one-time costs related to the Business Combination and initial securities registration that occurred during the period. This represents costs incurred related to the Business Combination that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be charged against the gross proceeds of the transaction, but they are not expected to recur in the future, as well as costs incurred subsequent to deal close related to our initial securities registration. To conform with the adjusted EBITDA measure as described above, and provide a more useful view of the Company’s operating performance, the Company determined that these costs should be excluded from the adjusted EBITDA measure for the period in which they occurred. As such, the reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2023 is recast as follows:

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended March 31,
(In thousands)	2023	2022
Net Loss	$(63,312)	$(16,778)
Depreciation	1,257	1,059
Interest income	(214)	—
Stock-based compensation expense and change in fair value of SAFE and warrant liabilities (1)	(17,474)	678
Change in fair value of the prepaid forward contract derivative and Fixed Maturity Consideration	51,109	—
Transaction costs on issuance of Forward Purchase Agreement	451	—
Loss from equity method investees, net	608	282
Adjusted EBITDA	$(27,575)	$(14,759)
One-time costs related to the Business Combination and initial securities registration (2)	4,062	—
Adjusted EBITDA (Recast)	$(23,513)	$(14,759)
__________________
(1)Stock-based compensation expense represents expense related to equity compensation plans
(2)Represents costs incurred related to the Business Combination that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be charged against the gross proceeds of the transaction, but are not expected to recur in the future, as well as costs incurred subsequent to deal close related to our initial securities registration.

The following table reconciles adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with US GAAP.

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net Loss	$(26,786)	$(15,929)	$(90,098)	$(32,707)
Depreciation	1,348	1,163	2,605	2,222
Interest income, net	(1,701)	5	(1,915)	5
Stock-based compensation expense and change in fair value of SAFE and warrant liabilities (1)	21,526	(30)	4,052	648
Change in fair value of the prepaid forward contract derivative and Fixed Maturity Consideration	(18,080)	—	33,029	—
Transaction costs on issuance of Forward Purchase Agreement	—	—	451	—
(Gain) loss from equity method investees, net	(130)	(3,095)	478	(2,813)
One-time costs related to the Business Combination and initial securities registration(2)	—	—	4,062	—
Adjusted EBITDA	$(23,823)	$(17,886)	$(47,336)	$(32,645)
__________________
(1)Stock-based compensation expense represents expense related to equity compensation plans
(2)Represents costs incurred related to the Business Combination that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be charged against the gross proceeds of the transaction, but are not expected to recur in the future, as well as costs incurred subsequent to deal close related to our initial securities registration.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation and foreign currency translation and transaction risks, as well as risks to the availability of funding sources, hazard events and specific asset risks.
Interest Rate Fluctuation Risk
We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents and debt security investments are invested in short-term U.S. Treasury and government obligations. However, because of the short-term nature of the instruments in our portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our cash and cash equivalents or on our financial position or results of operations.
Foreign Currency Fluctuation Risk
We are subject to foreign currency exchange risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Foreign currency translation adjustments were $0.10 million and $(0.36) million for the three months ended June 30, 2023 and 2022, and were $0.05 million and $(0.38) million for the six months ended June 30, 2023 and 2022, respectively. Additionally, we have contracted with and may continue to contract with foreign vendors.
Inflation Fluctuation Risk

Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2023.

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
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
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

ITEM 1A. RISK FACTORS
Our risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K. There have been no material changes during the six months ended June 30, 2023 from or updates to the risk factors discussed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K, except for the addition of the following risk factor:
Our revenue is relatively concentrated within a small number of key customers, and the loss of one or more of such key customers may adversely affect our business, financial condition, and results of operations.
For the fiscal year ended December 31, 2022, our largest customer accounted for 22% of our revenue. For the six months ended June 30, 2023, our largest customer accounted for 42% of our revenue. Customer mix can change rapidly, and we may see changes in customer concentrations in the future. If or when any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our business, financial condition, and results of operations may be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
ITEM 6. EXHIBITS

Exhibit	Description
3.1**
Amended and Restated Certificate of Incorporation of LanzaTech Global, Inc., (incorporated by reference to Exhibit 3.1 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).

3.2**	Amended and Restated Bylaws of LanzaTech Global, Inc. (incorporated by reference to Exhibit 3.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*+	Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from LanzaTech Global Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity/Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Previously filed.
+ Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on August 9, 2023.

LANZATECH GLOBAL, INC.
(Registrant)

Name	Position	Date

/s/ Jennifer Holmgren, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	August 9, 2023
Jennifer Holmgren, Ph.D.

/s/ Geoff Trukenbrod	Chief Financial Officer (Principal Financial Officer)	August 9, 2023
Geoff Trukenbrod