Form 10-Q
period 2023-09-30
LanzaTech Global, Inc.
filed 2023-11-13
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had outstanding 196,055,228 shares of common stock as of September 30, 2023.

Table of Contents

Part I - Financial Information	3
Item 1. Financial Statements.	3
Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity/Deficit for the three and nine months ended September 30, 2023 and 2022 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	7
Notes to the Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	38
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	54
Item 4. Controls and Procedures.	55
Part II - Other Information
Item 1. Legal Proceedings.	57
Item 1A. Risk Factors.	57
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	57
Item 3. Defaults Upon Senior Securities.	57
Item 4. Mine Safety Disclosures.	57
Item 5. Other Information.	57
Item 6. Exhibits.	57
Signatures	59

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
These forward-looking statements are only predictions based on our current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including the risk factors discussed in Part II, Item 1A of this Quarterly Report in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and in other documents as we filed from time to time with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a competitive industry, and new risks emerge from time to time. It is not possible for the management of LanzaTech to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$91,397	$83,045
Held-to-maturity investment securities	35,011	—
Trade and other receivables, net of allowance	10,085	11,695
Contract assets	24,313	18,000
Other current assets	16,677	11,157
Total current assets	177,483	123,897
Property, plant and equipment, net	22,818	19,689
Non-current held-to-maturity investment securities	9,780	—
Right-of-use assets	6,023	6,969
Equity method investment	9,594	10,561
Equity security investment	14,990	14,990
Other non-current assets	5,659	750
Total assets	$246,347	$176,856
Liabilities, Contingently Redeemable Preferred Stock, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$5,779	$7,455
Other accrued liabilities	6,049	4,502
AM SAFE liability	—	28,986
Warrants	9,636	4,108
Contract liabilities	3,132	3,101
Accrued salaries and wages	7,196	7,031
Current lease liabilities	1,951	798
Total current liabilities	33,743	55,981
Non-current lease liabilities	5,250	6,615
Non-current contract liabilities	8,671	10,760
Fixed Maturity Consideration	7,020	—
FPA Put Option liability	38,092	—
Brookfield SAFE liability	23,350	50,000
Other long-term liabilities	1,746	1,591
Total liabilities	117,872	124,947

Contingently Redeemable Preferred Stock
Redeemable convertible preferred stock, $0.0001 par value; 20,000,000 and 130,133,670 shares authorized, — and 129,148,393 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	480,631
Shareholders’ Deficit
Common stock, $0.0001 par value; 400,000,000 and 158,918,093 shares authorized, 196,055,228 and 10,422,051 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	19	1
Additional paid-in capital	939,868	24,782
Accumulated other comprehensive income	1,786	2,740
Accumulated deficit	(813,198)	(456,245)
Total shareholders’ equity (deficit)	$128,475	$(428,722)
Total liabilities, contingently redeemable preferred stock, and shareholders' equity	$246,347	$176,856
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Revenue from contracts with customers - services	$14,162	$4,917	$32,119	$18,519
Revenue from contracts with customers - tangible products	2,258	1,691	3,265	3,413
Revenue from collaborative arrangements	1,566	760	3,116	1,733
Revenue from related party transactions	1,619	704	3,668	2,116
Total revenue	19,605	8,072	42,168	25,781

Cost and operating expenses:
Cost of revenue from contracts with customers - services (exclusive of depreciation shown below)	(11,862)	(3,694)	(28,835)	(15,307)
Cost of revenue from contracts with customers - tangible products (exclusive of depreciation shown below)	(1,772)	(1,979)	(2,499)	(2,855)
Cost of revenue from collaborative arrangements (exclusive of depreciation shown below)	(678)	(256)	(1,504)	(727)
Cost of revenue from related party transactions (exclusive of depreciation shown below)	(59)	(46)	(150)	(342)
Research and development expense	(16,645)	(14,260)	(51,839)	(39,858)
Depreciation expense	(1,376)	(1,211)	(3,981)	(3,433)
Selling, general and administrative expense	(11,808)	(7,258)	(41,095)	(19,482)
Total cost and operating expenses	(44,200)	(28,704)	(129,903)	(82,004)
Loss from operations	(24,595)	(20,632)	(87,735)	(56,223)
Other income (expense):
Interest income, net	1,249	8	3,164	3
Other expense, net	(1,517)	(1,176)	(29,912)	(1,100)
Total other income (expense), net	(268)	(1,168)	(26,748)	(1,097)
Loss before income taxes	(24,863)	(21,800)	(114,483)	(57,320)
Income tax expense	—	—	—	—
(Loss) gain from equity method investees, net	(463)	(467)	(941)	2,346
Net loss	$(25,326)	$(22,267)	$(115,424)	$(54,974)

Other comprehensive loss:
Foreign currency translation adjustments	(1,001)	(384)	(954)	(767)
Comprehensive loss	$(26,327)	$(22,651)	$(116,378)	$(55,741)

Unpaid cumulative dividends on preferred stock	—	(9,748)	(4,117)	(28,925)
Net loss allocated to common shareholders	$(25,326)	$(32,015)	$(119,541)	$(83,899)

Net loss per common share - basic and diluted	$(0.13)	$(3.47)	$(0.70)	$(9.10)
Weighted-average number of common shares outstanding - basic and diluted	195,869,537	9,229,781	169,797,443	9,223,884
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY /DEFICIT
(Unaudited, all amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity / (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	29,521,810	$480,631	2,382,358	$—	$24,783	$(456,245)	$2,740	$(428,722)
Retroactive application of recapitalization	99,626,583	—	8,039,693	1	(1)	—	—	—
Adjusted balance, beginning of period	129,148,393	480,631	10,422,051	1	24,782	(456,245)	2,740	(428,722)
Stock-based compensation expense	—	—	—	—	3,505	—	—	3,505
RSA vesting	—	—	2,535,825	—	—	—	—	—
Repurchase of equity instruments	—	—	(771,141)	—	(7,650)	—	—	(7,650)
Net loss	—	—	—	—	—	(63,312)	—	(63,312)
Issuance of common stock upon exercise of options	—	—	470,843	—	746	—	—	746
Exercise of a warrant, Series C and D Preferred Stock	594,309	5,890	—	—	—	—	—	—
In-kind payment of preferred dividend	—	241,529	—	—	—	(241,529)	—	(241,529)
Conversion of preferred stock into common stock	(129,742,702)	(728,050)	153,895,644	15	728,035	—	—	728,050
Recapitalization, net of transaction expenses (Note 3)	—	—	28,898,374	3	236,970	—	—	236,973
Forward Purchase Agreement prepayment	—	—	—	—	(60,547)	—	—	(60,547)
Reclassification of warrants to equity	—	—	—	—	1,800	—	—	1,800
Foreign currency translation	—	—	—	—	—	—	(49)	(49)
Balance as of March 31, 2023	—	$—	195,451,596	$19	$927,641	$(761,086)	$2,691	$169,265
Stock-based compensation expense	—	—	—	—	5,122	—	—	5,122
Net loss	—	—	—	—	—	(26,786)	—	(26,786)
Issuance of common stock upon exercise of options	—	—	222,906	—	331	—	—	331
Reclassification of warrants to equity	—	—	—	—	3,063	—	—	3,063
Foreign currency translation	—	—	—	—	—	—	96	96
Balance as of June 30, 2023	—	$—	195,674,502	$19	$936,157	$(787,872)	$2,787	$151,091
Stock-based compensation expense	—	—	—	—	3,151	—	—	3,151
Net loss	—	—	—	—	—	(25,326)	—	(25,326)
Issuance of common stock upon exercise of options	—	—	380,726	—	560	—	—	560
Foreign currency translation	—	—	—	—	—	—	(1,001)	(1,001)
Balance as of September 30, 2023	—	$—	196,055,228	$19	$939,868	$(813,198)	$1,786	$128,475

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY /DEFICIT
(Unaudited, all amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity / (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,521,810	$480,631	2,106,934	$—	$21,711	$(379,889)	$3,261	$(354,917)
Retroactive application of recapitalization	99,626,583	—	7,110,226	1	(1)	—	—	—
Adjusted balance, beginning of period	129,148,393	480,631	9,217,160	1	21,710	(379,889)	3,261	(354,917)
Share-based compensation expense	—	—	—	—	738	—	—	738
Repurchase of equity instruments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(16,778)	—	(16,778)
Issuance of common stock upon exercise of options	—	—	5,031	—	7	—	—	7
Foreign currency translation	—	—	—	—	—	—	(28)	(28)
Balance at Balance as of March 31, 2022	129,148,393	$480,631	9,222,191	$1	$22,455	$(396,667)	$3,233	$(370,978)
Share-based compensation expense	—	—	—	—	676	—	—	676
Repurchase of equity instruments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(15,929)	—	(15,929)
Issuance of common stock upon exercise of options	—	—	271	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(355)	(355)
Balance as of June 30, 2022	129,148,393	$480,631	9,222,462	$1	$23,131	$(412,596)	$2,878	$(386,586)
Share-based compensation expense	—	—	—	—	653	—	—	653
Repurchase of equity instruments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(22,267)	—	(22,267)
Issuance of common stock upon exercise of options	—	—	9,624	—	16	—	—	16
Transfer from foreign currency translation to investment	—	—	—	—	—	—	928	928
Foreign currency translation	—	—	—	—	—	—	(384)	(384)
Balance as of September 30, 2022	129,148,393	$480,631	9,232,086	$1	$23,800	$(434,863)	$3,422	$(407,640)
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(115,424)	$(54,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	11,933	2,067
Gain on change in fair value of SAFE and warrant liabilities	(14,249)	(330)
Loss on change in fair value of the FPA Put Option and the Fixed Maturity Consideration liabilities	44,661	—
Provision for losses on trade and other receivables	700	—
Depreciation of property, plant and equipment	3,981	3,433
Amortization of discount on debt security investment	(933)	—
Non-cash lease expense	946	1,343
Non-cash recognition of licensing revenue	(1,700)	(1,620)
Loss (gain) from equity method investees, net	941	(2,346)
Net foreign exchange loss (gain)	423	1,311
Changes in operating assets and liabilities:
Accounts receivable, net	1,088	(8,710)
Contract assets	(6,488)	(3,270)
Accrued interest on debt investment	(178)	—
Other assets	(6,723)	(5,981)
Accounts payable and accrued salaries and wages	(1,484)	463
Contract liabilities	29	(471)
Operating lease liabilities	(212)	(1,518)
Other liabilities	1,124	(733)
Net cash used in operating activities	$(81,565)	$(71,336)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(7,137)	(6,530)
Purchase of debt securities	(93,858)	—
Proceeds from maturity of debt securities	50,000	—
Forward Purchase Agreement prepayment	(60,096)	—
Purchase of additional interest in equity method investment	(288)	—
Origination of related party loan	(5,212)	—
Net cash used in investing activities	$(116,591)	$(6,530)
Cash Flows From Financing Activities:
Proceeds from issue of equity instruments of the Company	—	23
Proceeds from the Business Combination and PIPE, net of transaction expenses (Note 3)	213,381	—
Proceeds from exercise of options	1,637	—
Repurchase of equity instruments of the Company	(7,650)	—
Net cash provided by financing activities	$207,368	$23
Net increase (decrease) in cash, cash equivalents and restricted cash	9,212	(77,843)
Cash, cash equivalents and restricted cash at beginning of period	83,710	128,732
Effects of currency translation on cash, cash equivalents and restricted cash	(852)	145
Cash, cash equivalents and restricted cash at end of period	$92,070	$51,034
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable	219	107
Reclassification of capitalized costs related to the business combination to equity	1,514	—
Cashless conversion of warrants on preferred shares	5,890	—
Recognition of public and private warrant liabilities in the Business Combination	4,624	—
Reclassification of AM SAFE warrant to equity	1,800	—
Conversion of AM SAFE liability into common stock	29,730	—
Conversion of Legacy LanzaTech NZ, Inc. preferred stock and in-kind dividend into common stock	722,160	—
Reclassification of Shortfall warrant to equity	3,063	—
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
The Company is headquartered in Skokie, Illinois. The Company is a nature-based carbon refining company that transforms waste carbon into the chemical building blocks for consumer goods such as sustainable fuels, fabrics, and packaging that people use in their daily lives. The Company’s customers leverage its proven proprietary gas fermentation technology platform to convert certain feedstock, including waste carbon gases, into sustainable fuels and chemicals such as ethanol. The Company performs related services such as feasibility studies, engineering services, and research and development ("R&D") in biotechnology for commercial and government customers. The Company also purchases low carbon chemicals produced at customer facilities employing the Company’s technology and sells it under the brand name CarbonSmart. We have also been developing the capabilities to produce single cell protein as a primary product from our gas fermentation platform.
As of September 30, 2023, licensees of the Company’s technology operate four commercial-scale waste-to-gas ethanol plants in China and started operations of another one in India, with others currently in development in various countries, compared to three commercial scale waste-to-gas ethanol plants in China as of September 30, 2022.
The Company has reclassified its warrants on preferred shares as of December 31, 2022 from other accrued liabilities to warrants on the condensed consolidated balance sheet to conform with current period presentation. This reclassification resulted in a decrease to other accrued liabilities and corresponding increase to warrants of $2,119 as of December 31, 2022.
As a result of the Business Combination, the Company’s common stock trades under the ticker symbol “LNZA” and its Public Warrants trade under the ticker symbol “LNZAW” on the Nasdaq Stock Market. Prior to the consummation of the Business Combination, the Company’s common shares were listed on Nasdaq Stock Market under the symbol “AMCI” and the Public Warrants were listed on the Nasdaq Stock Market under the symbol “AMCI-W”.
Unless otherwise indicated, amounts in these financial statements are presented in thousands, except for share and per share amounts.

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
Going Concern
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with US GAAP and assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company had cash and cash equivalents of $91,397, short and long-term held-to-maturity debt investments of $44,791 and an accumulated deficit of $(813,198) as of September 30, 2023 and cash outflows from operations of $(81,565) and a net loss of $(115,424) for the nine months ended September 30, 2023. As a result of the Business Combination described in Note 1 closing on February 8, 2023, the Company received $153,285, which represents the proceeds from the Business Combination received net of (1) transaction expenses, (2) the PIPE investment and (3) the amount paid to ACM ARRT H LLC (“ACM”) and Vellar Opportunity Fund SPV LLC - Series 10 (“Vellar”) in relation to the Forward Purchase Agreement (see below).
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
Foreign Currencies
The Company’s reporting currency is the U.S. Dollar. The Company has certain foreign subsidiaries where the functional currency is the local currency. All of the assets and liabilities of these subsidiaries are translated to U.S. dollars at the exchange rate in effect at the balance sheet date, income and expense accounts are translated at average rates for the period, and shareholders’ equity accounts are translated at historical rates. The effects of translating financial statements of foreign operations into the Company’s reporting currency are recognized in accumulated other comprehensive income.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had $91,397 and $83,045 of cash and cash equivalents, respectively.
Restricted Cash
The Company is required to maintain a cash deposit with a bank which consists of collateral on certain travel and expense programs maintained by the bank. The following represents a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows as of September 30, 2023 and December 31, 2022.

	As of
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$91,397	$83,045
Restricted cash (presented within Other current assets)	673	665
Cash, cash equivalents and restricted cash	$92,070	$83,710
Trade and Other Receivables
Receivables are reported net of allowances for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, unusual macroeconomic conditions, and historical experience. As of September 30, 2023 and December 31, 2022, the Company recognized an allowance for doubtful accounts of $1,751 and $1,051, respectively.
Investment securities
The Company classifies investment securities according to their purpose and holding period. All investment securities are debt securities that have been classified as held-to-maturity (“HTM”) because the Company has both the ability and intent to hold the securities to maturity.
HTM debt securities are comprised of U.S. Treasury bills, U.S. Treasury notes, Yankee bonds, and corporate debt. HTM debt securities are carried at amortized cost, which is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts. Accrued interest receivable is recorded within trade and other receivables, net of allowance on the condensed consolidated balance sheets. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method (contractual interest method), adjusted for actual prepayments. The contractual interest method recognizes the income effects of premiums and discounts over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

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
The Purchasers’ Optional Early Termination economically results in the prepaid forward contract being akin to an in-substance written put option with the Purchaser’s right to sell all or a portion of the 5,916,514 common shares to the Company. The Company is entitled over the 36-month maturity period to either a return of the prepayment or the underlying shares, which the Purchasers will determine at their sole discretion.
The FPA consists of three freestanding financial instruments compromising the in-substance written put option (“FPA Put Option”), the minimum portion of the Maturity Consideration (the “Minimum Maturity Consideration”), and the Share Consideration. The FPA Put Option is a derivative instrument the Company has recorded as a liability and measured at fair value. The difference between the initial value of the derivative, including Maturity Consideration in excess of the Minimum Maturity Consideration (the “Variable Maturity Consideration”), and the Prepayment Amount was recorded in the condensed consolidated statement of operations and comprehensive loss.

Subsequent changes in fair value of the derivative liability are also recorded in other expense, net on the condensed consolidated statement of operations and comprehensive loss. The Prepayment Amount was accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Recycled Shares.
The Minimum Maturity Consideration, representing 7,500,000 less 5,916,513 multiplied by $2.00 or $3,167, and the Share Consideration are considered to be free-standing debt instruments. The Company has elected to measure these using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments (“ASC 825”). As both the Minimum Maturity Consideration and the Share Consideration will be paid on the same terms and at the same time, these are accounted for together and referred to as the “Fixed Maturity Consideration”. The Variable Maturity Consideration is captured as part of the in-substance written put derivative liability (the FPA Put Option), as noted above. The Fixed Maturity Consideration is recorded as long-term liability on the condensed consolidated balance sheets. The initial value of the Fixed Maturity Consideration is recorded through the condensed consolidated statement of operations and comprehensive loss. Subsequent changes in fair value of the Fixed Maturity Consideration are also recorded in other expense, net on the condensed consolidated statement of operations and comprehensive loss.
Prior to filing these financial statements on Form 10-Q, we determined that our prior interpretation of the accounting guidance applicable to certain elements of the Forward Purchase Agreement (“FPA”) was incorrect. As a result, we have revised the accounting treatment of the FPA in our financial statements as of September 30, 2023 to reclassify the Prepayment Amount of $60.5 million, previously recorded as part of a net non-current derivative asset in the condensed consolidated balance sheet, to the equity section of the condensed consolidated balance sheet. The remaining liability balance of $38.1 million associated with the FPA, including the Minimum Maturity Consideration and the Share Consideration, are now reflected as non-current liabilities in our condensed consolidated balance sheet.
The change in accounting for the FPA did not have any impact on our liquidity, cash flows or results of operations for the third quarter. We intend to restate our financial statements for the quarters ended March 31, 2023 and June 30, 2023 to be consistent with this accounting treatment.
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
The Company licenses intellectual property to generate recurring revenue, in the case of running royalties, or one-time revenue, in the case of fixed consideration royalties, when its customers deploy the Company’s technology in their biorefining plants. When licenses are considered to be distinct performance obligations, the recognition of revenue is dependent on the terms of the contract, which may include fixed consideration or royalties based on sales or usage, in which case the revenue is recognized when the subsequent sale or usage occurs or when the performance obligation to which some or all of the sales or usage-based royalty is allocated has been satisfied, whichever is later.
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
CarbonSmart
The Company purchases chemical building blocks from the customers who have deployed our proprietary technologies in their biorefining plants and sells them as CarbonSmart products. Revenue is recognized at a point in time when control transfers to our end customer, which varies depending on the shipping terms. The Company acts as the principal in such transactions and accordingly, recognizes revenue and cost of revenues on a gross basis. Amounts received for sales of CarbonSmart products are classified as Revenue from contract with customers - tangible products in the condensed consolidated statements of operations and comprehensive loss.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company’s customers outside of the United States for the three months ended September 30, 2023 and 2022 was approximately 75% and 54%, respectively. Revenue generated from the Company’s customers outside of the United States for the nine months ended September 30, 2023 and 2022 was approximately 75% and 61%, respectively.
As of September 30, 2023 and December 31, 2022, approximately 49% and 35%, respectively, of trade accounts receivable and unbilled accounts receivable were due from customers located outside the United States. As of September 30, 2023 and December 31, 2022, the value of property, plant, and equipment outside the United States was immaterial.
The Company’s revenue by geographic region based on the customer’s location is presented in Note 5, Revenues.
Customers
Customers representing 10% or greater of revenue were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	36%	—%	39%	10%
Customer B	7%	27%	8%	24%
Customer C	—%	21%	—%	10%
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

Note 4 — Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all common stock equivalents of the Company, including equity-classified share-based compensation, the Brookfield SAFE, warrants, and contingently redeemable preferred stock, to the extent dilutive. Earnings per share calculation for all periods prior to the Business Combination have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the Merger Agreement of 4.3747.
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss for basic and diluted earnings per common share	$(25,326)	$(22,267)	$(115,424)	$(54,974)
Unpaid cumulative dividends on preferred stock	—	(9,748)	(4,117)	(28,925)
Net loss allocated to common shareholders	$(25,326)	$(32,015)	$(119,541)	(83,899)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	195,869,537	9,229,781	169,797,443	9,223,884
Net loss per common share, basic and diluted(1)	$(0.13)	$(3.47)	$(0.70)	$(9.10)
__________________
(1)In periods in which the Company reports a net loss, all common stock equivalents are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share.
As of September 30, 2023 and 2022, common stock equivalents not included in the computation of loss per share because their effect would be antidilutive include the following:

	September 30,
	2023	2022
Redeemable convertible preferred stock (if converted)	—	129,148,393
Options	17,021,827	16,584,305
RSUs	7,042,901	—
RSAs	—	2,535,825
Brookfield SAFE	5,000,000	—
Warrants	16,657,686	985,278
Total	45,722,414	149,253,801
The preferred shares automatically converted into common shares upon the Business Combination at a 1:1 ratio. On February 8, 2023, upon conversion of the preferred shares, the cumulative accrued, declared and unpaid dividends on the preferred shares became payable. The total amount of cumulative accrued, undeclared and unpaid dividends was approximately $241,529 on the Closing Date. As stipulated by the Merger Agreement, this amount was divided by 10 and resulted in the issuance of an additional 24,152,942 common shares. Prior to the Business Combination, the additional 129,148,393 of common stock equivalents resulting from any such conversion are not included in the computation of diluted net loss per share because doing so would be anti-dilutive.
In connection with the AM SAFE and Brookfield SAFE, see Note 9 - Fair Value, the Company could issue additional potential shares of common stock. Shares related to the AM SAFE were issued on the Closing Date.

Shares related to the Brookfield SAFE and AM SAFE warrant have not been issued as of September 30, 2023. The terms of the AM SAFE warrant became exercisable for a fixed number of shares as of the Closing Date, see Note 7 – Warrants. As a result, these common stock equivalents are included in the warrants line item in the potential share table above as of September 30, 2023. The per share issuance price for the Brookfield SAFE upon closing of the Business Combination is the liquidity price as defined in the Brookfield SAFE agreement. As a result of the Business Combination, the Brookfield SAFE became convertible into a maximum number of shares, which is included in the table above as of September 30, 2023. None of these common stock equivalents are included in the computation of diluted net loss per share until actually issued because doing so would be anti-dilutive.
Note 5 — Revenues
Disaggregated Revenue
The following table presents disaggregated revenue in the following categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contract Types:
Licensing	$1,515	$540	$2,902	$1,620
Engineering and other services	10,912	2,955	25,572	12,630
Biorefining revenue	$12,427	$3,495	$28,474	$14,250

Joint development agreements	1,933	1,571	5,049	4,018
Contract research	2,987	1,315	5,380	4,100
Joint development and contract research revenue	$4,920	$2,886	$10,429	$8,118

CarbonSmart (tangible product)	2,258	1,691	3,265	3,413

Total Revenue	$19,605	$8,072	$42,168	$25,781
The following table presents revenue from partners in collaborative arrangements, which is included in the table above within Joint development agreements (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from partners in collaborative agreements	1,566	$760	3,116	1,733
The following table presents disaggregation of the Company’s revenues by customer location for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$4,847	$4,412	$11,309	$12,361
Europe, Middle East, Africa (EMEA)	10,732	1,287	25,088	7,894
Asia	2,137	1,888	2,690	4,151
Australia	1,889	485	3,081	1,375
Total Revenue	$19,605	$8,072	$42,168	$25,781

Contract balances
The following table provides changes in contract assets and liabilities (in thousands):

	Current Contract Assets	Current Contract Liabilities	Non-current Contract Liabilities
Balance as of January 1, 2023	$18,000	$3,101	$10,760
Additions to unbilled accounts receivable	43,901	—	—
Increases due to cash received	—	4,486	—
Unbilled accounts receivable recognized in trade receivables	(37,413)	—	—
Decrease on revaluation on currency	(175)	—	(73)
Reclassification from long-term to short-term	—	2,016	(2,016)
Reclassification to revenue as a result of performance obligations satisfied	—	(6,471)	—
Balance as of September 30, 2023	$24,313	$3,132	$8,671
The increase in contract assets was mostly due to unbilled accounts receivable resulting from revenue recorded under contracts with customers where the Company performed engineering and other services, while the decrease in contract liabilities was primarily due to the recognition of revenue during the period related to advance payments previously received by the Company for engineering and other services contracts with customers. As of September 30, 2023 and December 31, 2022 the Company had $10,085 and $11,695, respectively, of billed accounts receivable, net of allowance.
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
Remaining performance obligations consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Current	$3,132	$3,101
Non-current	8,671	10,760
Total	$11,803	$13,861

Note 6 — Investments
HTM Debt Securities

HTM debt securities are comprised of U.S. Treasury bills and notes, Yankee debt securities, and corporate debt securities. HTM debt securities are classified as short-term or long-term based upon the contractual maturity of the underlying investment.

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Accrued Interest
Short-term
US Treasury bills and notes	$20,178	$—	$(7)	$20,171	$45
Corporate debt securities	14,833	3	(26)	14,810	109
Total debt securities due within a year	$35,011	$3	$(33)	$34,981	$154

After 1 year through 5 years
Corporate debt	6,780	3	(3)	6,780	24
Yankee debt securities	3,000	2	—	3,002	—
Total debt securities due after 1 year through 5 years	$9,780	$5	$(3)	$9,782	$24

Total HTM Debt Securities	44,791	8	(36)	44,763	178
The Company regularly reviews held-to-maturity securities for declines in fair values that are determined to be credit related. As of September 30, 2023, the Company did not have an allowance for credit losses related to held-to-maturity securities.
Equity investments

The Company’s equity investments consisted of the following (in thousands):

	As of
	September 30, 2023	December 31, 2022
Equity Method Investment in LanzaJet	$9,594	$10,561
Equity Security Investment in SGLT	14,990	14,990
Total Investment	$24,584	$25,551
LanzaJet
On May 13, 2020, the Company contributed $15,000 in intellectual property in exchange for a 37.5% interest (“Original Interest”) of LanzaJet, Inc. (“LanzaJet”) in connection with an investment agreement (“Investment Agreement”). The Company accounts for the transaction as a revenue transaction with a customer under ASC 606. The licensing and technical support services provided are recognized as a single combined performance obligation satisfied over the expected period of those services, beginning May 2020 through December 2025. During the three months ended September 30, 2023 and 2022, the Company recognized revenue from this arrangement of $565 and $540 respectively, net of intra-entity profit elimination. During the nine months ended September 30, 2023 and September 30, 2022, the Company recognized revenue from this arrangement of $1,701 and $1,620 respectively, net of intra-entity profit elimination and has associated deferred revenue of $6,047 and $8,062, as of September 30, 2023 and December 31, 2022, respectively. Intra-entity profits related to revenue contracts with LanzaJet are $107 and $132 for the three months ended September 30, 2023, and 2022, respectively. Intra-entity profits related to revenue contracts with LanzaJet are $313 and $395 for the nine months ended September 30, 2023 and 2022, respectively. Intra-entity profits are amortized over a 15-year period through 2034.
Between February 1, 2021 and April 4, 2021, LanzaJet closed two additional rounds of investment which reduced the Company's Original Interest to approximately 25%. In connection with the LanzaJet Note Purchase Agreement as described in Note 12 - Related Party Transactions, LanzaJet issued warrants that are exercisable for $0.01 by the holder when the related funds are drawn by LanzaJet. The warrants held by LanzaTech and other lenders meet the accounting criteria for in-substance common stock at the time the related note commitment is drawn by LanzaJet and the warrants become exercisable. As of September 30, 2023, LanzaTech’s ownership was diluted to approximately 23.15% because LanzaTech received proportionally fewer warrants than the other investors. The Company recorded a gain on dilution of $502. LanzaTech’s ownership is subject to further dilution to approximately 22.38% if LanzaJet draws additional funds committed in the LanzaJet Note Purchase Agreement and the remaining warrants are exercisable by the holders. The Company retained its contingent right to receive additional interest in LanzaJet of up to 45 million shares for no additional consideration.
The carrying value of our equity method investment in LanzaJet as of September 30, 2023 and December 31, 2022 was approximately $2,200 and $3,700 less than our proportionate share of our equity method investees’ book values, respectively. The basis differences are largely the result of a difference in the timing of recognition of variable consideration to which we may become entitled in exchange for our contribution of intellectual property to LanzaJet. The variable consideration we may receive will be in the form of additional ownership interests and the majority of the basis difference will reverse in connection with recognition of that variable consideration.
In connection with a sublicense agreement to LanzaJet under our license agreement with Battelle Memorial Institute (“Battelle”), LanzaTech remains responsible for any failure by LanzaJet to pay royalties due to Battelle. The fair value of LanzaTech’s obligation under this guarantee was immaterial as of September 30, 2023 and December 31, 2022.
SGLT
On September 28, 2011, the Company contributed RMB 25,800 (approx. $4,000) in intellectual property in exchange for 30% of the registered capital of Beijing Shougang LanzaTech Technology Co., LTD (“SGLT”).
As of December 31, 2022, the Company’s interest in SGLT’s registered capital is approximately 9.31% as a result of the admittance of new investors during the year. As of September 30, 2022, the Company no longer had significant influence over the operating and financial policies of SGLT due to the significant and sustained decrease in SGLT's technological dependence on LanzaTech. As such, the Company ceased applying the equity method and from October 1, 2022 and forward, the Company accounts for its investment in equity security of SGLT using the alternative measurement principals as permitted under ASC 321, Investments - Equity Securities, because SGLT's fair value is not readily determinable. For the three and nine months ended September 30, 2023, there was no change in the value of the investment in SGLT.
As of September 30, 2023 and December 31, 2022, there were no impairments of equity investments. During the three months and nine months ended September 30, 2023 and 2022, the Company received no dividends from equity investments. See Note 12 - Related Party Transactions, for information on revenues, accounts receivable, contract assets and purchases and open accounts payable with its equity investments.

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
The warrants were accounted for as liabilities in accordance with ASC 480, and were presented within warrants on the condensed consolidated balance sheet as of December 31, 2022. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within other expense, net on the condensed consolidated statements of operations and comprehensive loss. Immediately before the exercise of these warrants, the associated warrant liability was marked-to-market a final time to $5,890, which is equal to the number of shares issued multiplied by the share price of $9.91 on the date of exercise, February 8, 2023.
AM SAFE warrant
The warrant related to the AM SAFE (“AM SAFE warrant”) was accounted for as a liability in accordance with ASC 480 prior to the consummation of the Business Combination and was presented within warrants on the condensed consolidated balance sheet as of December 31, 2022. As a result of the Business Combination and issuance of the PIPE shares, the number of common shares available under the AM SAFE warrant equals 300,000. The exercise price of the AM SAFE warrant is $10.00 per share as determined on the Closing Date. The AM SAFE warrant expires at the earliest of (a) the fifth anniversary of the Business Combination, (b) the consummation of a dissolution event and (c) a change of control. Due to the AM SAFE warrant becoming exercisable for a fixed number of shares at a fixed exercise price, it no longer meets the criteria for liability accounting under ASC 480 and meets the criteria for equity classification under ASC 815-40. As a result, on the Closing Date, the AM SAFE warrant was marked-to-market a final time to $1,800 through other expense, net on the condensed consolidated statement of operations and comprehensive loss and reclassified to additional paid-in capital on the condensed consolidated balance sheet.
Shortfall Warrants
On March 27, 2023, the Company issued an aggregate of 2,073,486 warrants to ACM and 2,010,000 warrants to Vellar pursuant to the Forward Purchase Agreement (collectively, the “Shortfall Warrants”), as further described in Note 2 - Summary of Significant Accounting Policies. Each Shortfall Warrant entitles the registered holder to purchase one share of common stock at a price of $10.00 per share, subject to adjustment in the event that the Company sells, grants or otherwise issues common stock or common stock equivalents at an effective price less than the then current exercise price of the Shortfall Warrants, at any time commencing on or after March 27, 2023. The Shortfall Warrants expire on the fifth anniversary of their issuance. On the issuance date, the Shortfall Warrants met the definition of a derivative but did not qualify for the exception from derivative accounting under the indexation guidance and therefore met the criteria for liability classification under ASC 815. On May 13, 2023, the Company amended the Shortfall Warrant agreement. Under the amended agreement, the Shortfall Warrants meet the requirements for equity classification under ASC 815-40. Consequently, the Company recorded a gain of $2,042 as of the date of the amendment to reflect the fair value of $3,063 at the date of the amendment through other expense, net on the condensed consolidated statements of operations and comprehensive loss and reclassified the Shortfall Warrants to additional paid-in capital on the condensed consolidated balance sheet.
Public Warrants and Private Placement Warrants
As part of AMCI’s initial public offering (“IPO”), AMCI issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, AMCI completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. Additionally, prior to the consummation of the Business Combination, AMCI issued warrants for the settlement of a working capital loan. The working capital warrants have the same terms as the private sale of warrants issued at the IPO. Warrants sold in the private sale at the IPO and the warrants issued to convert the working capital loan are collectively referred to as the “Private Placement Warrants”. On the Closing Date and as of September 30, 2023, 7,499,924 Public Warrants and 4,774,276 Private Placement Warrants remained outstanding.

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
The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to additional paid-in capital and adjusts the carrying value of the instruments to fair value through other expense, net on the condensed consolidated statement of operations and comprehensive loss at each reporting period until they are exercised. As of September 30, 2023, the Public Warrants and Private Placement Warrants are presented within warrants on the condensed consolidated balance sheet.

Note 8 — Forward Purchase Agreement
As discussed in Note 2 - Summary of Significant Accounting Policies, the FPA consists of the prepaid forward contract and the Fixed Maturity Consideration. The prepaid forward contract is evaluated as an in-substance written put option that meets the definition of a derivative, referred to as the FPA Put Option in our condensed consolidated balance sheets. The value of the FPA Put Option represents the economics of the written put option, including the Variable Maturity Consideration and is valued at $38,092 as of September 30, 2023 .
The Fixed Maturity Consideration is valued at $7,020 as of September 30, 2023. This represents the fair value of the Share Consideration and Fixed Maturity Consideration and is measured in accordance with the FVO.
Expensed transaction costs, representing the stock acquisition fees, in the amount of $451 are recorded in other expense, net.

Note 9 — Fair Value
The following table presents the Company’s fair value hierarchy for its assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement as of
	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$37,370	$—	$—	$37,370
Total assets	$37,370	$—	$—	$37,370

Liabilities:
FPA Put Option liability	$—	$—	$38,092	$38,092
Fixed Maturity Consideration	—	—	7,020	7,020
Brookfield SAFE liability	—	—	23,350	23,350
Private placement warrants	—	—	5,060	5,060
Public warrants	4,575	—	—	4,575
Total liabilities	$4,575	$—	$73,522	$78,097

	Fair Value Measurement as of
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$523	$—	$—	$523

Liabilities:
Warrants on preferred shares	—	—	2,119	2,119
Brookfield SAFE liability	—	—	50,000	50,000
AM SAFE warrant	—	—	1,989	1,989
AM SAFE liability	—	—	28,986	28,986
Total Liabilities	$—	$—	$83,094	$83,094
Forward Purchase Agreement
The fair value upon issuance of the FPA (both the FPA Put Option liability and Fixed Maturity Consideration) and the change in fair value from issuance to September 30, 2023 net of the Prepayment Amount, is included in other expense, net in the condensed consolidated statements of operations and comprehensive loss. The fair value of the FPA was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Fixed Maturity Consideration was also valued as part of this model as the timing of the payment of the Fixed Maturity Consideration may be accelerated if the Maturity Date is accelerated.
The following table represents the weighted average inputs used in calculating the fair value of the prepaid forward contract and the Fixed Maturity Consideration as of September 30, 2023:

September 30, 2023
Stock price	$4.67
Term (in years)	2.36
Expected volatility	50.0%
Risk-free interest rate	4.89%
Expected dividend yield	—%
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
SAFE Liabilities and AM SAFE Warrant
The change in fair value between reporting periods for the Brookfield SAFE liability is included in other expense, net in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023. The change in fair value between December 31, 2022 and the Closing Date for the AM SAFE liability is included in other expense, net in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023. See below for further details on the AM SAFE liability and see Note 7 - Warrants for further details on the AM SAFE warrant.

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
Significant inputs for Level 3 AM SAFE warrant fair value measurement at December 31, 2022 are as follows (in thousands):

	Near Term	Long-Term
Key assumptions:
Probability weighting	61%	39%
Remaining life (in years)	5.0	5.0
Volatility	75%	75%
Interest rate	3.99%	3.99%
Time to conversion (in years)	0.1	0.8
Risk-free interest rate	4.12%	4.75%
Dividend yield	—%	—%

Significant inputs for Level 3 Brookfield SAFE liability fair value measurement at December 31, 2022 are the timing and likelihood of project financings under the Brookfield Framework Agreement. The Brookfield SAFE is legal form debt that the Company has elected to measure using the FVO under ASC 825. As of September 30, 2023, no part of the Brookfield SAFE has converted to Company common shares as a qualifying financing had not yet occurred and no project investments were presented. There were no cash flows associated with the Brookfield SAFE in the nine months ended September 30, 2023.
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
As of September 30, 2023, the Company expects to present sufficient projects to Brookfield to result in the Brookfield SAFE being automatically converted into shares. Since the liquidity price is not expected to change during the life of the Brookfield SAFE, the number of shares that Brookfield receives is fixed. Based on this expectation, the value of the Brookfield SAFE is equal to the Brookfield SAFE's as-converted value, which is the initial purchase amount, divided by the liquidity price, times the stock price, resulting in an estimated fair value of $23,350 recorded on the condensed consolidated balance sheet.
Significant inputs for Level 3 Brookfield SAFE measurement at September 30, 2023 are as follows:

September 30, 2023
Initial purchase amount	$50,000
Liquidity price	$10.00
Stock price	$4.67
Public Warrants and Private Placement Warrants
For the Public Warrants, the Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value and recognized an increase in the fair value of the liability of approximately $2,100 on the condensed consolidated statements of operations and comprehensive loss within other expense, net representing the change in fair value from the Closing Date to September 30, 2023.
The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. For the nine months ended September 30, 2023, the Company recognized an increase in the fair value of liabilities of approximately $2,912 on the condensed consolidated statements of operations and comprehensive loss within other expense, net representing the change in fair value from the Closing Date to September 30, 2023.
The following table represents the weighted average inputs used in calculating the fair value of the Private Placement Warrants outstanding as of September 30, 2023 and at the time of the Business Combination:

September 30, 2023
Stock price	$4.67
Exercise price	$11.50
Term (in years)	4.36
Expected volatility	52.5%
Risk-free interest rate	4.66%
Expected dividend yield	—%

The following tables represent reconciliations of the fair value measurements of the assets and liabilities using significant unobservable inputs (Level 3) (in thousands):

	Fixed Maturity Consideration	Shortfall Warrants	Warrants on Preferred Shares	AM SAFE liability	AM SAFE warrant	Brookfield SAFE	Private placement warrants
Balance as of January 1, 2023	$—	$—	$(2,119)	$(28,986)	$(1,989)	$(50,000)	$—
Recognized as a result of the Business Combination	—	—	—	—	—	—	(2,148)
(Loss) gain recognized in other expense, net on the condensed consolidated statement of operations and comprehensive loss	(7,020)	(3,063)	(3,770)	(744)	189	26,650	(2,912)
Conversion of warrants to preferred shares	—	—	5,889	—	—	—	—
Conversion of SAFE liability to equity classification	—	—	—	29,730	—	—	—
Conversion of warrant to equity classification	—	3,063	—	—	1,800	—	—
Balance as of September 30, 2023	$(7,020)	$—	$—	$—	$—	$(23,350)	$(5,060)

	Warrants on Preferred Shares	AM SAFE liability	AM SAFE warrant
Balance as of January 1, 2022	$(1,145)	$(28,271)	$(1,729)
Gain (loss) recognized in other expense, net on the condensed consolidated statement of operations and comprehensive loss	(427)	1,050	(293)
Balance as of September 30, 2022	$(1,572)	$(27,221)	$(2,022)

Note 10 — Income Taxes
The Company is subject to federal and state income taxes in the United States, as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely. The Company and its foreign subsidiaries have historically been loss generating entities that have resulted in no excess earnings to consider for repatriation and accordingly there are no deferred income taxes recognized for the three and nine months ended September 30, 2023 and 2022.
The Company recorded an income tax expense of $0 for the three and nine months ended September 30, 2023 and 2022, representing an effective tax rate of 0%. The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in the three and nine months ended September 30, 2023 and 2022 is primarily due to a full valuation allowance related to the Company's U.S. and foreign deferred tax assets. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.
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
Equity Classified Awards:
RSUs
Under the LTIP, the Company has granted two types of RSUs: time-based RSUs, and market-based RSUs. Time-based RSUs granted to employees and other service providers (other than directors) are generally subject to a three-year annual pro-rata vesting schedule whereby the awards generally vest in 3 equal tranches on the first, second, and third anniversaries of the vesting commencement date, subject to grantee’s continued service through each vesting date. However, vesting will accelerate in certain circumstances (e.g., retirement, death, disability, or a qualified termination in connection with a change in control). Time-based RSUs granted to directors are subject to a one-year vesting schedule and the full award vests on the first anniversary of the vesting commencement date, subject to the director’s continued service through the vesting date. However, vesting will accelerate in certain circumstances (e.g., removal in connection with a change in control).
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
A summary of the unvested time-based and market-based equity-classified RSUs are presented in the following table:

	Number of RSUs (thousands)		Weighted Average Grant Date Fair Value
	Time-based	Market-based
January 1, 2023	—	—	$—
Granted	3,143	3,930	2.49
Vested	(2)	—	3.45
Cancelled/forfeited	(28)	—	3.43
September 30, 2023	3,113	3,930	$2.49

The Company recorded compensation expense related to the RSUs of $1,895 and $4,594 for the three and nine months ended September 30, 2023. Unrecognized compensation costs as of September 30, 2023 was $12,936 and will be recognized over a weighted average of 1.98 years.
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
Stock option awards outstanding as of September 30, 2023 and changes during the period ended September 30, 2023 were as follows:

	Shares subject to option (thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2023	14,661	$1.48	5.80
Vested and expecting to vest at January 1, 2023	14,661	1.48	5.80
Exercisable at January 1, 2023	11,203	$1.44	5.15
Granted	3,556	3.77	—
Exercised	(1,075)	1.53	—
Cancelled/forfeited	(120)	1.76	—
Outstanding at September 30, 2023	17,022	$1.95	6.21	$47,653
Vested and expecting to vest at September 30, 2023	17,022	1.95	6.21	47,653
Exercisable at September 30, 2023	11,208	$1.48	4.98	$36,026
The Company recorded compensation expense related to the options of $1,234 and $653 for the three months ended September 30, 2023 and 2022, respectively, and $4,443 and $2,067 for the nine months ended September 30, 2023 and 2022. Unrecognized compensation costs as of September 30, 2023 was $9,550 and will be recognized over a weighted average of 2.29 years.
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
As of December 31, 2022, there were 2,535,825 outstanding unvested RSAs with a weighted average grant date fair value of $1.08. The Business Combination constituted a “liquidity event” which caused the vesting of all such outstanding, unvested RSAs. The vesting of the RSAs resulted in compensation expense of $0 and $2,741 for the three and nine months ended September 30, 2023, respectively. There was no compensation expense recorded in the comparable periods in 2022, because the Company concluded that the liquidity event performance condition was not probable of being satisfied at the time. In connection with the vesting of these RSAs, certain holders of the RSAs surrendered 771,141 shares in a withhold to cover transaction to fund the payment of applicable tax withholding on their behalf by the Company. This resulted in a total cash payment of $7,650 by the Company to the Internal Revenue Service for the applicable tax withholding associated with this vesting event.
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

Note 12 — Related Party Transactions
As of September 30, 2023 and December 31, 2022, the Company has an equity ownership in LanzaJet and SGLT (see Note 6 - Investments for further details). The table below summarizes amounts related to transactions with these related parties (in thousands) :

	As of
	September 30, 2023	December 31, 2022
Accounts receivable	$763	$1,821
Notes receivable	5,351	—
Accounts payable	635	3,195
The following table presents revenue from related parties per disaggregated revenue categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from related parties, included within Licensing	1,515	540	2,902	1,620
Revenue from related parties, included within Engineering and other services	104	164	766	496
The main transactions with related parties are described below:
LanzaJet
The Company and LanzaJet have entered into a master service agreements defining the terms when LanzaJet is a subcontractor for some of the Company’s projects, and conversely, when the Company is a subcontractor for LanzaJet’s projects. The accounts payable balance is for work that LanzaJet performed as a subcontractor to the Company.

In connection with the formation of LanzaJet, the Company entered into a transition services agreement with LanzaJet, refer to Note 6 - Investments, for more information. The transition services agreement generally sets out the respective rights, responsibilities and obligations of the Company and LanzaJet with respect to R&D services, access to office and laboratory space, business development and other administrative support services. The transition services agreement may be terminated by mutual consent of the Company and LanzaJet, by LanzaJet at any time, and by the Company upon breach or non-payment by LanzaJet. There are no substantive termination penalties in the event the Company terminates. For the three months ended September 30, 2023 and 2022, the Company recognized revenue from related parties of approximately $97 and $23, respectively, under the transition services agreement. For the nine months ended September 30, 2023 and 2022, the Company recognized revenue from related parties of approximately $209 and $148, respectively, under the transition services agreement.
The Company also provides certain engineering and other services related to a gas-to-jet demonstration plant currently in development by LanzaJet pursuant to the Investment Agreement described in Note 6 - Investments. In connection with this agreement, the Company recognized $6 and $39 in revenue, respectively, for the three months ended September 30, 2023 and 2022, and recognized revenue of $446 and $170, respectively, for the nine months ended September 30, 2023 and 2022.
LanzaJet Note Purchase Agreement
On November 9, 2022, the Company and the other LanzaJet shareholders entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which LanzaJet Freedom Pines Fuels LLC (“FPF”), a wholly owned subsidiary of LanzaJet, will issue, from time to time, notes in an aggregate principal amount of up to $147.0 million (the “Notes”), comprised of approximately $113.5 million aggregate principal amount of 6.00% Senior Secured Notes maturing December 31, 2043 and $33.5 million aggregate principal amount of 6.00% Subordinated Secured Notes maturing December 31, 2043. The Company committed to purchase $5.5 million of Subordinated Secured Notes, which was funded on May 1, 2023. The Senior Secured Notes are secured by a security interest over substantially all assets of FPF, and both the Senior Secured Notes and the Subordinated Secured Notes are secured by a security interest over the intellectual property owned or in-licensed by LanzaJet.
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
SGLT
The Company supplies SGLT with certain water-soluble organic compounds required in the Company's proprietary gas fermentation process, small-size equipment and consulting services. As a result, for the three months ended September 30, 2023 and 2022, the Company recognized revenue of approximately $0 and $87, respectively. For the nine months ended September 30, 2023 and 2022, the Company recognized revenue of approximately $75 and $151, respectively. The Company also provided engineering services and incurred costs of $199 and $630 for the three months ended September 30, 2023 and 2022, respectively, and provided engineering services and incurred costs of $612 and $893 for the nine months ended September 30, 2023 and 2022, respectively.
Additionally, LanzaTech and SGLT entered into a license agreement in 2019, subsequently amended in August 2023, to provide SGLT with the right to sublicense the intellectual property that LanzaTech previously licensed to

SGLT. In exchange, the Company is entitled to receive fixed licensing consideration, calculated as a percentage of the maximum amount of royalties owed to SGLT from its sublicenses. For the three and nine months ended September 30, 2023, the Company recognized sublicensing revenue of $951 and $1,200, respectively. Prior to June 2023, the Company was only entitled to royalties from SGLT if SGLT received sublicense royalty payments. For the three and nine months ended September 30, 2022, the Company did not recognize any sublicensing revenue as no royalties were received by SGLT.

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

Note 14 — Commitments and Contingencies
Litigation
The Company may be involved in legal proceedings and exposed to potential claims in the normal course of business. As of September 30, 2023 and December 31, 2022, the Company does not have any reasonably possible or probable losses from such claims.
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
Overview
We are a nature-based carbon refining company that develops technology to transform waste carbon into the chemical building blocks for consumer goods such as sustainable fuels, fabrics, and packaging that people use in their daily lives. Our customers leverage our proven proprietary gas fermentation technology platform to convert certain feedstock, including waste carbon gases, into sustainable fuels and chemicals such as ethanol. Today, we are focused on taking advantage of the many uses of ethanol while capitalizing on the growing preference among major companies for renewable products and environmentally-conscious manufacturing processes. We have also been developing the capabilities to produce single cell protein as a primary product from our gas fermentation platform.
LanzaTech performs research and development (“R&D”) services related to novel technologies and development of biocatalysts for commercial applications, mainly to produce fuels and chemicals. We primarily employ a licensing business model whereby our customers build, own and operate facilities that use our technology, and in return, we are paid a royalty fee based on the revenue generated from the use of our technology. We began operations in 2005. In 2018, through our joint venture in China (SGLT), we established the world’s first commercial waste gas-to-ethanol plant in China, followed by four more plants between 2021 and 2023 - three in China and one in India, with others currently in development in various countries around the world.
We have not achieved operating profitability since our formation. Our net losses after tax were $(25.3) million for the three months ended September 30, 2023 and $(22.3) million for the three months ended September 30, 2022. As of September 30, 2023 we had an accumulated deficit of $(813.2) million compared to an accumulated deficit of $(456.2) million as of December 31, 2022. We anticipate that we will continue to incur losses until we sufficiently commercialize our technology.
Near-term, we expect engineering services and sales of equipment packages on several key committed and contracted projects to drive higher revenues, along with our CarbonSmart business, which we expect to further improve on our 2022 performance, fueled by planned commercial campaigns from brand partners across many consumer product verticals. This increase in CarbonSmart revenue is also enabled by more plants coming online and LanzaTech securing offtake supply to place into our customers’ and partners’ CarbonSmart supply chains.

The Business Combination
On March 8, 2022, AMCI entered into the Merger Agreement with LanzaTech NZ, Inc. and AMCI Merger Sub, Inc. (“Merger Sub”). On February 8, 2023, Merger Sub merged with and into LanzaTech NZ, Inc. Upon consummation of the Business Combination, the separate corporate existence of Merger Sub ceased, and LanzaTech NZ, Inc. survived the Business Combination and became a wholly owned subsidiary of AMCI. In connection with the consummation of the Business Combination, the combined company was renamed “LanzaTech Global, Inc.”.

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
Prior to filing our third quarter financial statements on Form 10-Q, we determined that our prior interpretation of the accounting guidance applicable to certain elements of the Forward Purchase Agreement (“FPA”) was incorrect. As a result, we have revised the accounting treatment of the FPA in our financial statements as of September 30, 2023 to reclassify the Prepayment Amount of $60.5 million, previously recorded as part of a net non-current derivative asset in the condensed consolidated balance sheet, to the equity section of the condensed consolidated balance sheet. The remaining liability balance of $38.1 million associated with the FPA, including the Minimum Maturity Consideration and the Share Consideration, are now reflected as non-current liabilities in our condensed consolidated balance sheet.
The change in accounting for the FPA did not have any impact on our liquidity, cash flows or results of operations for the third quarter. We intend to restate our financial statements for the quarters ended March 31, 2023 and June 30, 2023 to be consistent with this accounting treatment.
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

Key Financial Metrics:
The key elements of LanzaTech’s performance for the three months ended September 30, 2023 and September 30, 2022 are summarized in the tables below:

	Three Months Ended September 30,		Change
(In thousands, except for percentages)	2023	2022	2023 vs. 2022
GAAP Measures:
Revenue	$19,605	$8,072	$11,533	143%
Net Loss	(25,326)	(22,267)	(3,059)	14%
Key Performance Indicators:
One-Time Revenue	18,075	7,334	10,741	146%
Recurring Revenue (1)	1,530	738	792	107%
Total Revenue	$19,605	$8,072	$11,533	143%
Cost of Revenues (ex. Depreciation) (2)	(14,371)	(5,975)	(8,396)	141%
Selling, general & administrative	(11,808)	(7,258)	(4,550)	63%
Adjusted EBITDA (3)	$(19,062)	$(19,508)	446	(2)%
__________________
(1)Includes revenue from licensing and sales of microbes and media.
(2)Consists of costs of revenues from contracts with customers (exclusive of depreciation), cost of revenue from collaboration agreements (exclusive of depreciation) and cost of revenue from related party transactions (exclusive of depreciation).
(3)Adjusted EBITDA, a non-GAAP financial measure, is calculated as net loss, excluding the impact of depreciation, interest income, net, stock-based compensation, change in fair value of warrant liabilities, change in fair value of SAFE liabilities, change in fair value of the prepaid forward contract derivative and Fixed Maturity Consideration, transaction costs on issuance of Forward Purchase Agreement, (loss) gain from equity method investees, net, and other one-time costs related to the Business Combination and initial securities registration. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with US GAAP. See “Non-GAAP Financial Measures” for additional information and reconciliation of Adjusted EBITDA to net loss, its most directly comparable US GAAP measure.

Key Financial Metrics:
The key elements of LanzaTech’s performance for the nine months ended September 30, 2023 and September 30, 2022 are summarized in the tables below:

	Nine Months Ended September 30,		Change
(In thousands, except for percentages)	2023	2022	2023 vs. 2022
GAAP Measures:
Revenue	42,168	25,781	$16,387	64%
Net Loss	$(115,424)	$(54,974)	(60,450)	110%
Key Performance Indicators:
One-Time Revenue	38,406	23,273	15,133	65%
Recurring Revenue (1)	3,762	2,508	1,254	50%
Total Revenue	42,168	25,781	$16,387	64%
Cost of Revenues (ex. Depreciation) (2)	(32,988)	(19,231)	(13,757)	72%
Selling, general & administrative	(41,095)	(19,482)	(21,613)	111%
Adjusted EBITDA (3)	$(66,398)	$(52,153)	(14,245)	27%

__________________
(1)Includes revenue from licensing and sales of microbes and media.
(2)Consists of costs of revenues from contracts with customers (exclusive of depreciation), cost of revenue from collaboration agreements (exclusive of depreciation) and cost of revenue from related party transactions (exclusive of depreciation).
(3)Adjusted EBITDA, a non-GAAP financial measure, is calculated as net loss, excluding the impact of depreciation, interest income, net, stock-based compensation, change in fair value of warrant liabilities, change in fair value of SAFE liabilities, change in fair value of the FPA Put Option liability and Fixed Maturity Consideration, transaction costs on issuance of Forward Purchase Agreement, (loss) gain from equity method investees, net, and other one-time costs related to the Business Combination and initial securities registration. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with US GAAP. See “Non-GAAP Financial Measures” for additional information and reconciliation of Adjusted EBITDA to net loss, its most directly comparable US GAAP measure.

Key Non-Financial Metrics:

(in thousands of tonnes per annum)
Capacity as of September 30, 2022	150
Additions	94
Capacity as of September 30, 2023	244
Capacity based on LanzaTech’s technology includes capacity by customers and our cost method investee, is one of the key drivers for the Company's licensing revenues given that they are usually contracted on a percentage-of-revenue, a dollars-per-tonne, or fixed-consideration basis.
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
Biorefining
We provide feasibility studies and basic design and engineering services used for detailed design, procurement, and construction of commercial plants that utilize our technologies, along with the sale of equipment and microbes. The services provided are recognized as a performance obligation satisfied over time. Revenue is recognized using the output method based on milestone completion, the cost-to-cost input method for certain engineering services, or the percentage of completion method in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Revenue for the sale of microbes and media is recognized at a point in time, depending on when control transfers to the customer.
We license intellectual property to generate recurring revenue in the case of running royalties, or one-time revenue, in the case of fixed consideration royalties, when our customers deploy our technology in their biorefining plants. When licenses are considered to be distinct performance obligations, the recognition of revenue is dependent on the terms of the contract, which may include fixed consideration or royalties based on sales or usage, in which case, the revenue is recognized when the subsequent sale or usage occurs or when the performance obligation to which some or all of the sales or usage-based royalty is allocated or has been satisfied, whichever is later.
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
CarbonSmart
We sell CarbonSmart products and intermediaries directly to customers purchased from our licensed plants using the Company's proprietary technologies. Revenue is recognized at a point in time when control transfers to the customer, which varies depending on the shipping terms. We generally acts as the principal in such transactions and accordingly, recognizes revenue and cost of revenues on a gross basis.
Cost of Revenues
Our R&D costs associated with external projects, engineering, and other direct costs of services are related to revenue agreements with customers, related parties, and collaborative partners, and represent costs of revenue. Costs include both internal and third-party fixed and variable costs and include materials, supplies, labor, and fringe benefits.
Research and Development Expenses
R&D expenses consist of personnel costs and the cost of consultants, materials and supplies associated with internal R&D projects as well as various laboratory activities. Indirect R&D costs include depreciation and other indirect overhead expenses. We expect our R&D activities to increase in the future as revenue grows but decrease as a percentage of our overall cost structure.
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
Other Expense, Net
Other expense, net relates to miscellaneous other income and expense and foreign currency gains and losses. These items include the mark-to-market adjustments on all liability classified warrants, the FPA Put Option liability, the Fixed Maturity Consideration, and SAFE liabilities. Interest income, net consists of income earned from our cash, cash equivalents and debt security investments. Our interest income has increased following the completion of the Business Combination as we invested the net proceeds in a variety of capital preservation financial instruments, including short and long-term, investment-grade, interest-bearing obligations of the U.S. government and its agencies.
Loss (Gain) from Equity Investees, Net
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
Income Tax Expense
Current and deferred taxes are calculated based on tax rates enacted or substantively enacted at the reporting date and are recognized in profit or loss except when the tax relates to items charged or credited to other comprehensive income, in which case the tax is also recognized in other comprehensive income. Deferred tax is recognized in respect of temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the financial statements. Deferred tax assets including those relating to temporary differences, net operating loss carryforwards and tax credit carryforwards, are only recognized to the extent it is more likely than not that future taxable income will be available to utilize the temporary differences and carryforwards. Our net operating loss carryforwards are subject to shareholder continuity rules, and may be impacted by future fundraising activities.
We maintain a valuation allowance against the full value of our net deferred tax assets because management believes the recoverability of the tax assets is not more likely than not.
Results of Operations — Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes. The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,		Change
	2023	2022	2023 vs. 2022
(In thousands, except for per share amounts)
Total revenue	19,605	8,072	11,533	143%
Cost of revenue (exclusive of depreciation shown below)	(14,371)	(5,975)	(8,396)	141%
Operating expenses:
Research and development	(16,645)	(14,260)	(2,385)	17%
Depreciation expense	(1,376)	(1,211)	(165)	14%
Selling, general and administrative expense	(11,808)	(7,258)	(4,550)	63%
Total operating expenses	$(29,829)	$(22,729)	$(7,100)	31%

Loss from operations	(24,595)	(20,632)	(3,963)	19%
Interest income (expense), net	1,249	$8	1,241	N/M
Other expense, net	(1,517)	$(1,176)	(341)	29%
Total other expense, net	(268)	(1,168)	900	N/M
Loss before income taxes	$(24,863)	$(21,800)	$(3,063)	14%
Income tax benefit	—	—	—	N/M
Loss from equity method investees, net	(463)	(467)	4	(1)%
Net loss	$(25,326)	$(22,267)	$(3,059)	14%
Other comprehensive loss:
Foreign currency translation adjustments	(1,001)	(384)	(617)	(161)%
Comprehensive loss	$(26,327)	$(22,651)	$(3,676)	16%

Net loss per share - basic and diluted	(0.13)	(3.47)
Weighted-average number of common shares outstanding - basic and diluted	195,869,537	9,229,781
Revenue
Total revenue increased $11.5 million, or 143%, in the three months ended September 30, 2023, compared to the same period in 2022. The increase was primarily driven by engineering and other services with an increase of $7.4 million in revenue from contracts with existing customers whose projects have moved to the next phase of development and an increase of $0.4 million from contracts with new customers. Additionally, we had a $1.0 million increase in licensing revenue, a $1.7 million increase in other contract research and a $0.4 million increase in revenue from joint development agreements. CarbonSmart products revenue increased $0.6 million in the three months ended September 30, 2023 compared to the same period in 2022.

Cost of Revenue
Cost of revenue increased $8.4 million, or 141%, in the three months ended September 30, 2023, compared to the same period in 2022. The increase is primarily driven by the higher revenue performance from engineering and other services, mostly from projects that moved to the next phase of development, and inflation in costs and wages.
Research and Development
R&D expense increased $2.4 million, or 17%, in the three months ended September 30, 2023 compared to the same period in 2022. This was primarily due to $1.2 million in incremental stock compensation expense associated with 2023 equity awards, an increase of $0.8 million in R&D personnel/contractors, external services and consumables expenses to accelerate growth, and an increase of $0.4 million for facilities expenses.
Selling, General and Administrative Expense
SG&A expense increased $4.6 million, or 63%, in the three months ended September 30, 2023 compared to the same period in 2022. This was primarily due to an increase of $2.6 million in SG&A external services and contractors driven by increases in professional services fees, board expenses, and business insurance, $1.6 million in incremental stock compensation expense associated with 2023 equity awards, an increase of $0.3 million in SG&A personnel expenses to support our growth, and an increase of $0.2 million in facilities expenses. The increase was offset by a recovery of bad debt of $(0.1) million.
Interest income, net
Interest income, net increased $1.2 million in the three months ended September 30, 2023 compared to the same period in 2022. The increase is primarily attributable to interest earned on higher cash balances held in savings and money market accounts subsequent to the Business Combination and the amortization of the discount on the held-to-maturity securities.
Other Expense, Net
Other expense, net increased $0.3 million, in the three months ended September 30, 2023 compared to the same period in 2022. The increase is primarily due to an overall net loss on changes in the fair value of our financial instruments.

Results of Operations — Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes. The following table sets forth our consolidated results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
	2023	2022	2023 vs. 2022
(In thousands, except for per share amounts)
Total revenue	42,168	25,781	16,387	64%
Cost of revenues (exclusive of depreciation shown below)	(32,988)	(19,231)	(13,757)	72%
Operating expenses:
Research and development	(51,839)	(39,858)	(11,981)	30%
Depreciation expense	(3,981)	(3,433)	(548)	16%
Selling, general and administrative expense	(41,095)	(19,482)	(21,613)	111%
Total operating expenses	$(96,915)	$(62,773)	$(34,142)	54%

Loss from operations	(87,735)	(56,223)	(31,512)	56%
Interest income, net	3,164	3	3,161	N/M
Other expense, net	(29,912)	(1,100)	(28,812)	N/M
Total other expense, net	(26,748)	(1,097)	(25,651)	N/M
Loss before income taxes	$(114,483)	$(57,320)	$(57,163)	100%
Income tax benefit	—	—	—	N/M
(Loss) gain from equity method investees, net	(941)	2,346	(3,287)	(140)%
Net loss	$(115,424)	$(54,974)	$(60,450)	110%
Other comprehensive loss:
Foreign currency translation adjustments	(954)	(767)	(187)	(24)%
Comprehensive loss	$(116,378)	$(55,741)	$(60,637)	109%

Net loss per share - basic and diluted	(0.70)	(9.10)
Weighted-average number of common shares outstanding - basic and diluted	169,797,443	9,223,884
Revenue
Total revenue increased $16.4 million, or 64%, in the nine months ended September 30, 2023 compared to the same period in 2022. The increase was primarily driven by engineering and other services with an increase of $11.4 million in revenue from contracts with existing customers whose projects have moved to the next phase of development and an increase of $1.5 million from contracts with new customers. Additionally, we had a $1.3 million increase in revenue from licensing, a $1.0 million increase in revenue from joint development agreements and $1.3 million in other contract research, partially offset by a decrease of $(0.1) million in CarbonSmart revenue.
Cost of Revenues
Cost of revenue increased $13.8 million, or 72%, in the nine months ended September 30, 2023 compared to the same period in 2022. The increase is primarily driven by the higher revenue performance from engineering and other services, mostly from projects that moved to the next phase of development, and inflation in costs and wages.

Research and Development
R&D expense increased $12.0 million, or 30%, in the nine months ended September 30, 2023 compared to the same period in 2022. This was primarily due to an increase of $5.4 million in R&D personnel/contractors and consumables expenses to accelerate growth, an increase in stock compensation expense consisting of $2.9 million in incremental expense associated with stock compensation granted in 2023 and $1.2 million resulting from the vesting of RSAs in connection with the Business Combination, an increase of $1.2 million in external R&D service provider costs, and an increase of $1.3 million in facilities expenses.
Selling, General and Administrative Expense
SG&A expense increased $21.6 million, or 111%, in the nine months ended September 30, 2023 compared to the same period in 2022. This was primarily due to an increase of $10.1 million of external services and contractors mostly driven by one-time professional services fees related to the Business Combination, as well as $3.9 million resulting from the vesting of RSAs and one-time employee transition arrangements related to the Business Combination. The increase is also attributed to $3.8 million in incremental expense associated with stock compensation granted in 2023, an increase of $2.6 million in personnel and consumables expenses to support our growth, an increase of $0.7 million related to an allowance for a customer receivable, and an increase of $0.5 million in facilities expenses.
Interest income, net
Interest income, net increased $3.2 million in the nine months ended September 30, 2023 compared to the same period in 2022. The increase is primarily attributable to interest earned on higher cash balances held in savings and money market accounts subsequent to the Business Combination. The increase is additionally attributable to the amortization of the discount and accrued interest on the held-to-maturity securities.
Other Expense, Net
Other expense, net increased $(28.8) million, in the nine months ended September 30, 2023 compared to the same period in 2022. The increase is primarily due to an overall net loss on changes in the fair value of our financial instruments.

Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents comprise cash on hand, demand deposits at banks, and other short-term, highly liquid investments with original maturity of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. The following table shows the balances of our cash, cash equivalents and restricted cash as of September 30, 2023 and December 31, 2022:

	As of		Change
(In thousands, except for percentages)	September 30, 2023	December 31, 2022	2023 vs. 2022
Total cash, cash equivalents, and restricted cash	$92,070	$83,710	$8,360	10%
As of September 30, 2023, as compared to December 31, 2022, LanzaTech’s cash, cash equivalents, and restricted cash increased by $8.4 million, or 10%, primarily due to the closing of the Business Combination and PIPE financing, net of funding of the Forward Purchase Agreement. The increase was also partially offset by cash usage (see Cash flow section below) to fund working capital, the net loss adjusted for non-cash charges, purchase of debt security investments, purchases of property, plant and equipment and the repurchase of equity instruments of the Company.

Debt Security Investments
Debt security investments comprise held-to-maturity U.S. Treasury securities that the Company has both the ability and intent to hold to maturity. These securities all mature within thirteen months and will provide additional liquidity upon maturity. As of September 30, 2023, held-to-maturity security investments totaled $44.8 million. The Company did not have any held-to-maturity security investments as of December 31, 2022.
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
As of September 30, 2023, our capital structure consists of equity (comprising issued capital, and accumulated deficit) and the Brookfield SAFE. We are not subject to any externally imposed capital requirements.
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
LanzaTech does not have any outstanding debt, other than the Brookfield SAFE and the Fixed Maturity Consideration, which are both classified as liabilities for accounting purposes, on its condensed consolidated balance sheet as of September 30, 2023.
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
On February 8, 2023, LanzaTech completed the Business Combination and related transactions. The completion of the Business Combination and related transactions resulted in $153.3 million of cash proceeds to LanzaTech. The amount released to LanzaTech is net of the transaction expenses related to the Business Combination and the amount paid to the Purchasers in relation to the Forward Purchase Agreement. Pursuant to the Forward Purchase Agreement, the Purchasers purchased 5,916,514 Class A common shares on the open market for approximately $10.16 per share, and such purchase price of $60.1 million was deposited with the Purchasers as a prepayment for the Forward Purchase Agreement redemption at the end of three years.
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
Cash Flows
For the nine months ended September 30, 2023 and 2022
The following table provides a summary of our cash flows for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,		Change
(In thousands, except for percentages)	2023	2022	2023 vs. 2022
Net cash provided by (used in):
Operating activities	$(81,565)	$(71,336)	$(10,229)	14%
Investing activities	(116,591)	(6,530)	(110,061)	1,685%
Financing activities	207,368	23	207,345	N/M
Effects of currency translation	(852)	145	(997)	688%
Net increase (decrease) in cash, cash equivalents, and restricted cash	$8,360	$(77,698)

Cash Flows Used in Operating Activities
For the nine months ended September 30, 2023, net cash used in operating activities was $(81.6) million. This was primarily driven by a net loss of $(115.4) million, adjusted for the loss on change in fair value of the FPA Put Option liability and Fixed Maturity Consideration of $44.7 million, share-based compensation expense of $11.9 million, depreciation of property, plant and equipment of $4.0 million, non-cash lease expense of $0.9 million, the non-cash loss from equity method investees, net of $0.9 million, and provision for losses on trade and other receivables of $0.7 million. The additional impact to net cash usage is related to the adjustments for net cash changes in operating assets and liabilities of $(12.8) million, the gain on change of fair value of SAFE and warrant liabilities of $(14.2) million, the non-cash recognition of licensing revenue of $(1.7) million, amortization of the discount on the debt security investment of $(0.9) million, and non-cash foreign currency exchange gain of $0.4 million.
For the nine months ended September 30, 2022, net cash used in operating activities was $(71.3) million. This was primarily driven by a net loss of $(55.0) million, adjusted for share-based compensation expense of $2.1 million, depreciation of property, plant and equipment of $3.4 million, the loss from equity method investees, net of $(2.3) million, non-cash lease expense of $1.3 million and non-cash foreign currency exchange loss of $1.3 million. The additional net cash usage is related to the adjustments for net cash changes in operating assets and liabilities of $(20.2) million, non-cash recognition of licensing revenue of $(1.6) million, and the gain on change in fair value of SAFE and warrant liabilities of $(0.3) million.
Cash Flows Used in Investing Activities
For the nine months ended September 30, 2023, net cash used in investing activities was $(116.6) million, driven by the investment in debt securities of $(93.9) million, the Forward Purchase Agreement prepayment amount of $(60.1) million, the purchase of property, plant and equipment of $(7.1) million, the funding of the loan commitment to LanzaJet of $(5.2) million, and the purchase of additional interests in our equity method investment in the form of warrants which were accounted as in-substance common stock of $(0.3) million, partially offset by $50 million of maturities from the investment in debt securities.
For the nine months ended September 30, 2022, net cash used in investing activities was $(6.5) million, driven by the purchase of property, plant and equipment.
Cash Flows from Financing Activities
For the nine months ended September 30, 2023, net cash provided by financing activities was $207.4 million. This was driven by $213.4 million in proceeds from the Business Combination, PIPE financing and the Forward Purchase Agreement and proceeds of $1.6 million from the exercise of options to acquire shares of common stock of the Company. This was partially offset by the repurchase of equity instruments of $(7.7) million.
For the nine months ended September 30, 2022, net cash provided by financing activities was not significant.
Off-Balance Sheet Arrangements
As of September 30, 2023 and December 31, 2022, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Management Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements that have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We consider an accounting estimate to be critical to the condensed consolidated financial statements if the estimate is complex in nature or requires a high degree of judgment and actual results may differ from these estimates with any such differences being potentially material. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. A discussion of our critical accounting policies and estimates may be found in the Company’s prospectus filed with the SEC on May 25,

2023 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Management Estimates”. There have been two changes to our critical accounting policies and estimates since the filing of the aforementioned prospectus that are discussed below:
Forward Purchase Agreement Valuation
The Company has determined that the FPA Put Option, including the Variable Maturity Consideration, within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a derivative (i.e., an in-substance written put option). This derivative, referred to throughout as the prepaid forward contract derivative was recorded as an asset at fair value on the condensed consolidated balance sheet as of the reporting date. The fair value of the derivative was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths.
The Company separately identified two other freestanding financial instruments in the Forward Purchase Agreement, the Share Consideration and the Minimum Maturity Consideration. As both of these payments are for a fixed amount at the Maturity Date, we have accounted for these cash outflows as debt-like instruments. In accordance with ASC 825, Financial Instruments, we have elected to account for these instruments under the Fair Value Option. As the terms and conditions of these payments are the same, they are accounted for together on the condensed consolidated balance sheet as of September 30, 2023 as the Fixed Maturity Consideration. The fair value of the Fixed Maturity Consideration was estimated within the same Monte-Carlo simulation as the prepaid forward contract to effectively model the potential acceleration of the Maturity Date and the corresponding acceleration in the payment of the Fixed Maturity Consideration.
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
Filing Status
Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” or “EGCs”(as defined in Section 2(a) of the Securities Act) from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to not take advantage of the extended transition period is irrevocable. AMCI was an emerging growth company and elected to take advantage of the benefits of the extended transition period for new or revised financial accounting standards. Following the consummation of the Business Combination, LanzaTech continued to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare LanzaTech’s financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
Additionally, following the consummation of the Business Combination LanzaTech was a “smaller reporting company” or “SRC” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.
There are several requirements to continue to qualify as an EGC and/or SRC, which much be assessed at various points throughout the year. The market value of LanzaTech’s common stock that was held by non-affiliates (i.e. public float) exceeded $700 million as of the last business day of the Company’s 2023 second fiscal quarter which will result in the following changes to LanzaTech’s filing status:
•LanzaTech will become a large accelerated filer as of 12/31/2023.
•LanzaTech will lose EGC status as of 12/31/2023.
•LanzaTech no longer qualifies as an SRC as of the last business day of the Company’s second fiscal quarter. LanzaTech may continue to use the scaled disclosures permitted for SRCs through the 2023 annual report on Form 10-K, and must begin providing non-scaled larger company disclosures in its quarterly report on Form 10-Q for the first quarter of 2024. To the extent LanzaTech takes advantage of such reduced disclosure obligations prior to the first quarter of 2024, it may also make comparison of its financial statements with other public companies difficult or impossible.

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
We define adjusted EBITDA as our net loss, excluding the impact of depreciation, interest income, net, stock-based compensation, change in fair value of warrant liabilities, change in fair value of SAFE liabilities, change in fair value of the FPA Put Option liability and Fixed Maturity Consideration, transaction costs on issuance of Forward Purchase Agreement, (loss) gain from equity method investees and other one-time costs related to the Business Combination and initial securities registration. We monitor and have presented in this Quarterly Report adjusted EBITDA because it is a key measure used by our management and the Board to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. We believe adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we include in net loss. Accordingly, we believe adjusted EBITDA provides useful information to investors, analysts, and others in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects.
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

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net Loss	$(25,326)	$(22,267)	$(115,424)	$(54,974)
Depreciation	1,376	1,211	3,981	3,433
Interest income (expense), net	(1,249)	(8)	(3,164)	(3)
Stock-based compensation expense and change in fair value of SAFE and warrant liabilities (1)	(6,368)	1,089	(2,316)	1,737
Change in fair value of the FPA Put Option and Fixed Maturity Consideration liabilities	11,632	—	44,661	—
Transaction costs on issuance of Forward Purchase Agreement	—	—	451	—
Loss (gain) from equity method investees, net	463	467	941	(2,346)
One-time costs related to the Business Combination and initial securities registration(2)	410	—	4,472	—
Adjusted EBITDA	$(19,062)	$(19,508)	$(66,398)	$(52,153)
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
Interest Rate Fluctuation Risk
Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because of our cash equivalents and debt security investments. Our investments are made through our commercial and investment banks and, by policy, we limit the amount of risk by investing primarily in money market funds, United States Treasury obligations, and high quality corporate bonds. Additionally, we primarily invest in short-term securities. Because of the short-term nature of the majority of our financial instruments in our investment portfolio, an immediate change in market interest rates of 100 basis points would not have a material impact on the fair market value of our cash and cash equivalents or on our financial position or results of operations.
Foreign Currency Fluctuation Risk
We are subject to foreign currency exchange risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Foreign currency translation adjustments were $(1.00) million and $(0.38) million for the three months ended September 30, 2023 and 2022, and were $(0.95) million and $(0.77) million for the nine months ended

September 30, 2023 and 2022, respectively. Additionally, we have contracted with and may continue to contract with foreign vendors.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We believe that inflation had a material effect on our business, more specifically on our costs of revenues as discussed in the sections results of operations for the three and nine months ended September 30, 2023 of our management’s discussion and analysis of our financial condition and results of operations.

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
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2023.Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2023. We are in the process of implementing measures designed to improve our disclosure controls and procedures.
Changes in Internal Control over Financial Reporting
As noted previously, subsequent to September 30, 2023 and prior to filing, we have revised the accounting treatment of the FPA to reclassify the prepaid forward contract from being presented as a net derivative asset on our condensed consolidated balance sheet to equity and non-current liability on the condensed consolidated balance sheet. We intend to restate our financial statements for the quarters ended March 31, 2023 and June 30, 2023 to be consistent with this accounting treatment. In connection with these determinations, we have concluded that the failure of our internal controls designed to ensure appropriate accounting for complex technical arrangements like the forward purchase agreement is representative of the material weakness in our internal control over financial reporting.
We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate the material weakness. We believe the measures that we implement will contribute toward the remediation of the control deficiency we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize, enhance, and test our controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weakness was not remediated as of September 30, 2023.
Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP.

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

ITEM 1A. RISK FACTORS
Our risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K. Except as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, there have been no material changes during the nine months ended September 30, 2023 from or updates to the risk factors discussed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K, except for the addition of the following risk factor:
Our revenue is relatively concentrated within a small number of key customers, and the loss of one or more of such key customers may adversely affect our business, financial condition, and results of operations.
For the fiscal year ended December 31, 2022, our largest customer accounted for 22% of our revenue. For the nine months ended September 30, 2023, our largest customer accounted for 39% of our revenue. Customer mix can change rapidly, and we may see changes in customer concentrations in the future. If or when any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our business, financial condition, and results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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
101
The following financial information from LanzaTech Global Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity/Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on November 9, 2023.

LANZATECH GLOBAL, INC.
(Registrant)

Name	Position	Date

/s/ Jennifer Holmgren, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	November 9, 2023
Jennifer Holmgren, Ph.D.

/s/ Geoff Trukenbrod	Chief Financial Officer (Principal Financial Officer)	November 9, 2023
Geoff Trukenbrod