Form 10-Q/A
period 2023-03-31
LanzaTech Global, Inc.
filed 2023-12-04
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No.1)

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

EXPLANATORY NOTE
This Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Report”) filed by LanzaTech Global, Inc. (the “Company”) amends and restates certain information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2023 (the “Original Report”).
As described in the Company's Current Report on Form 8-K filed with the SEC on November 9, 2023, on November 8, 2023, the Audit Committee of the Company, after considering the recommendations of management, concluded that the Company’s previously issued consolidated financial statements as of and for the quarters ended March 31, 2023 and June 30, 2023 (collectively, the “Previous Financial Statements”) should no longer be relied upon. Similarly, any previously filed or furnished reports, related earnings releases, investor presentations or similar communications of the Company describing the Previous Financial Statements should no longer be relied upon. The determination relates to Company’s interpretation of the accounting guidance applicable to the Company’s forward purchase agreement, dated February 3, 2023, with ACM ARRT H LLC (as assigned in part to Vellar Opportunity Fund SPV LLC, the “FPA”).
The Company is filing this Amended Report for the purpose of revising the accounting treatment of the FPA in its financial statements as of March 31, 2023, to reclassify the prepayment amount, previously recorded as part of the non-current net derivative asset in the condensed consolidated balance sheet, to the equity section of the condensed consolidated balance sheet with any remaining balance of the prepaid forward contract, including the in-substance written put option, maturity consideration and the share consideration, classified as non-current liabilities in its condensed consolidated balance sheet in its financial statements as of March 31, 2023, included in this Form 10-Q/A.
In connection with the determinations described above, management of the Company has concluded that a material weakness in the Company’s internal control over financial reporting existed as of March 31, 2023 and that the Company’s disclosure controls and procedures were not effective as of March 31, 2023. See additional discussion included in Part I – Item 4, “Controls and Procedures” of this Amended Report.
Recast Reconciliation of Net Loss to Adjusted EBITDA
In the Original Report, the Company did not exclude from adjusted EBITDA certain one-time costs related to the Business Combination and securities registration on Form S-4 and its registration statement on Form S-1 that occurred during the period. This represents costs incurred related to the Business Combination that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be charged against the gross proceeds of the transaction, but are not expected to recur in the future, as well as costs incurred subsequent to deal close related to the Company’s securities registration on Form S-4 and its registration statement on Form S-1. To conform with the adjusted EBITDA measure as described herein, and provide a more useful view of the Company’s operating performance, the Company determined that these costs should be excluded from the adjusted EBITDA measure for the period in which they occurred. As such, the reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2023 in this Amended Report was recast to exclude these amounts that were incurred in the quarter ended March 31, 2023. The recast reconciliation of net loss to adjusted EBITDA was initially presented in the Form 10-Q for the quarter ended June 30, 2023, which was filed with the SEC on August 9, 2023.
Items Amended in this Amended Report
For the convenience of the reader, this Form 10-Q/A sets forth the information in the original Form 10-Q filing in its entirety; however, only the following sections of the original Form 10-Q filing are revised in this Form 10-Q/A, solely as a result of and to reflect the restatement and conditions related to the restatement/recast described above.
Part I, Item 1 Financial Statements and Notes to Consolidated Financial Statements
Notes: Note 2 - Summary of Significant Accounting Policies
Note 9 – Forward Purchase Agreement
Note 10 – Fair Value
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4 Control and Procedures

Pursuant to the rules of the SEC, Part II, Item 6 of the original Form 10-Q filing has been amended to include currently dated certifications from the Company's chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Except as it relates to the restatement described above with related disclosures, and recast reconciliation of net loss to adjusted EBITDA, this Amended Report does not reflect events occurring after the date of the original Form 10-Q filing.

Table of Contents

Part I - Financial Information	3
Item 1. Financial Statements.	3
Condensed Consolidated Balance Sheets as of March 31, 2023 (restated, unaudited) and December 31, 2022	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity/Deficit for the for the three months ended March 31, 2023 (restated, unaudited) and 2022 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited)	7
Notes to the Condensed Consolidated Financial Statements (restated, unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	47
Item 4. Controls and Procedures.	48
Part II - Other Information
Item 1. Legal Proceedings.	50
Item 1A. Risk Factors.	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	50
Item 3. Defaults Upon Senior Securities.	50
Item 4. Mine Safety Disclosures.	50
Item 5. Other Information.	50
Item 6. Exhibits.	50
Signatures	51

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q/A filed by LanzaTech Global, Inc. together with its consolidated subsidiaries, contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discusses our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, LanzaTech’s management.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)
(Unaudited, in thousands, except share and per share data)

	Period Ended
	March 31, 2023	December 31, 2022
	as Restated
Assets
Current assets:
Cash and cash equivalents	$145,118	$83,045
Debt security investments	49,103	—
Trade and other receivables, net of allowance	9,277	11,695
Contract assets	18,460	18,000
Other current assets	18,689	11,157
Total current assets	240,647	123,897
Property, plant and equipment, net	19,794	19,689
Right-of-use assets	6,437	6,969
Equity method investment	9,835	10,561
Equity security investment	14,990	14,990
Other non-current assets	300	750
Total assets	$292,003	$176,856
Liabilities, Contingently Redeemable Preferred Stock, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$11,522	$7,455
Other accrued liabilities	4,143	4,502
AM SAFE liability	—	28,986
Warrants	9,919	4,108
Contract liabilities	3,042	3,101
Accrued salaries and wages	4,644	7,031
Current lease liabilities	807	798
Total current liabilities	34,077	55,981
Non-current lease liabilities	5,939	6,615
Non-current contract liabilities	10,171	10,760
Fixed Maturity Consideration	6,967	—
FPA Put Option liability	44,593	—
Brookfield SAFE liability	19,400	50,000
Other long-term liabilities	1,591	1,591
Total liabilities	122,738	124,947

Contingently Redeemable Preferred Stock
Redeemable convertible preferred stock, $0.0001 par value; 20,000,000 and 130,133,670 shares authorized, — and 129,148,393 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	480,631
Shareholders’ Deficit
Common stock, $0.0001 par value; 400,000,000 and 158,918,093 shares authorized, 195,451,596 and 10,422,051 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	19	1
Additional paid-in capital	927,641	24,782
Accumulated other comprehensive income	2,691	2,740
Accumulated deficit	(761,086)	(456,245)
Total shareholders’ equity (deficit)	$169,265	$(428,722)
Total liabilities, contingently redeemable preferred stock, and shareholders' equity	$292,003	$176,856
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
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY /DEFICIT (RESTATED)
(Unaudited, all amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity / (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	29,521,810	$480,631	2,382,358	$—	$24,783	$(456,245)	$2,740	$(428,722)
Retroactive application of recapitalization	99,626,583	—	8,039,693	1	(1)	—	—	—
Adjusted balance, beginning of period	129,148,393	480,631	10,422,051	1	24,782	(456,245)	2,740	(428,722)
Stock-based compensation expense	—	—	—	—	3,505	—	—	3,505
RSA vesting	—	—	2,535,825	—	—	—	—	—
Repurchase of equity instruments	—	—	(771,141)	—	(7,650)	—	—	(7,650)
Net loss	—	—	—	—	—	(63,312)	—	(63,312)
Issuance of common stock upon exercise of options	—	—	470,843	—	746	—	—	746
Exercise of a warrant, Series C and D Preferred Stock	594,309	5,890	—	—	—	—	—	—
In-kind payment of preferred dividend	—	241,529	—	—	—	(241,529)	—	(241,529)
Conversion of preferred stock into common stock	(129,742,702)	(728,050)	153,895,644	15	728,035	—	—	728,050
Recapitalization, net of transaction expenses (Note 3)	—	—	28,898,374	3	236,970	—	—	236,973
Forward Purchase Agreement prepayment	—	—	—	—	(60,547)	—	—	(60,547)
Reclassification of warrants to equity	—	—	—	—	1,800	—	—	1,800
Foreign currency translation	—	—	—	—	—	—	(49)	(49)
Balance as of March 31, 2023 as Restated	—	—	195,451,596	19	927,641	(761,086)	2,691	169,265

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY /DEFICIT (RESTATED)
(Unaudited, all amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity / (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,521,810	$480,631	2,106,934	$—	$21,711	$(379,889)	$3,261	$(354,917)
Retroactive application of recapitalization	99,626,583	—	7,110,226	1	(1)	—	—	—
Adjusted balance, beginning of period	129,148,393	480,631	9,217,160	1	21,710	(379,889)	3,261	(354,917)
Share-based compensation expense	—	—	—	—	738	—	—	738
Repurchase of equity instruments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(16,778)	—	(16,778)
Issuance of common stock upon exercise of options	—	—	5,031		7			7
Transfer from foreign currency translation to equity security investment	—	—		—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(28)	(28)
Balance at March 31, 2022	129,148,393	$480,631	9,222,191	$1	$22,455	$(396,667)	$3,233	$(370,978)
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(63,312)	$(16,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,505	738
Gain on change in fair value of SAFE and warrant liabilities	(20,979)	(60)
Loss on change in fair value of the prepaid forward contract and the Fixed Maturity Consideration	51,109	—
Provision for losses on trade and other receivables	800	—
Depreciation of property, plant and equipment	1,257	1,059
Non-cash lease expense	532	438
Non-cash recognition of licensing revenue	(553)	(540)
Loss from equity method investees, net	608	282
Net foreign exchange (gain) loss	(171)	65
Changes in operating assets and liabilities:
Accounts receivable, net	1,618	808
Contract assets	(408)	(4,792)
Other assets	(8,593)	(1,807)
Accounts payable and accrued salaries and wages	1,692	1,113
Contract liabilities	(60)	299
Operating lease liabilities	(667)	(491)
Other liabilities	(188)	1,548
Net cash used in operating activities	$(33,810)	$(18,118)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,367)	(1,891)
Purchase of debt securities	(49,103)	—
Forward purchase option derivative purchase, net of transaction costs	(60,096)	—
Net cash used in investing activities	$(110,566)	$(1,891)
Cash Flows From Financing Activities:
Proceeds from issue of equity instruments of the Company	746	7
Proceeds from the Business Combination and PIPE, net of transaction expenses (Note 3)	213,381	—
Repurchase of equity instruments of the Company	(7,650)	—
Net cash provided by financing activities	$206,477	$7
Net increase (decrease) in cash, cash equivalents and restricted cash	62,101	(20,002)
Cash, cash equivalents and restricted cash at beginning of period	83,710	128,732
Effects of currency translation on cash, cash equivalents and restricted cash	(25)	(103)
Cash, cash equivalents and restricted cash at end of period	$145,786	$108,627
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable	234	60
Reclassification of capitalized costs related to the business combination to equity	1,514	—
Cashless conversion of warrants on preferred shares	5,890	—
Recognition of public and private warrant liabilities in the Business Combination	4,624	—
Reclassification of AM SAFE warrant to equity	1,800	—
Conversion of AM SAFE liability into common stock	29,730	—
Conversion of Legacy LanzaTech NZ, Inc. preferred stock and in-kind dividend into common stock	722,160	—
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
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

Note 2 — Summary of Significant Accounting Policies (Restated)
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
Restatement
Prior to filing our financial statements for the quarter ended September 30, 2023, which were filed with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-Q, the Company reviewed its prior interpretation of the accounting guidance applicable to certain elements of the Forward Purchase Agreement (“FPA”) and determined the prepayment amount of $60.5 million, previously recorded as part of a net non-current derivative asset in the condensed consolidated balance sheet, should be reclassified to the equity section of the condensed consolidated balance sheet, and the remaining liability balance associated with the FPA, including the in-substance written put option, the Maturity Consideration and the Share Consideration, should be reflected as non-current liabilities in our condensed consolidated balance sheet.
In accordance with ASC 250, Accounting Changes and Error Corrections, LanzaTech also evaluated the materiality of the errors to the Company’s previously filed financial statements for the first and second quarters of 2023. Considering both quantitative and qualitative factors, the Company determined that the related impact was material to the previously filed condensed consolidated financial statements as of and for the periods ended March 31, 2023 and June 30, 2023, and restated and reissued these financial statements.
Description of Error Corrected:
The previously reported FPA Prepayment Amount, as described in Note 2, Summary of Significant Accounting Policies and Note 9, Forward Purchase Agreement, was incorrectly classified as an asset instead of as an equity transaction. Additionally, the FPA Put Option liability was incorrectly netted with the Prepayment Amount and presented as a net asset, instead of being separately presented as a liability. These errors impacted the prepaid forward contract derivative, the FPA Put Option liability, and additional paid-in capital in the Condensed Consolidated Balances Sheet as of March 31, 2023, as well as the related disclosure within Note 10, Fair Value.
The effect of the correction of the error noted above on the relevant financial statement line items is as follows:

	As of March 31, 2023
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Prepaid forward contract derivative	15,954	(15,954)	—
Total assets	$307,957	$(15,954)	$292,003
FPA Put Option liability	—	44,593	44,593
Total liabilities	$78,145	$44,593	$122,738
Additional paid-in capital	988,188	(60,547)	927,641
Total shareholders’ equity (deficit)	$229,812	$(60,547)	$169,265
Total liabilities, contingently redeemable preferred stock, and shareholders' equity	$307,957	$(15,954)	$292,003

	Period Ended March 31, 2023
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity/ Deficit
Forward Purchase Agreement prepayment	—	(60,547)	(60,547)
Additional Paid-in Capital - balance at March 31, 2023	988,188	(60,547)	927,641
Total shareholders’ deficit - balance at March 31, 2023	$229,812	$(60,547)	$169,265
The change in accounting and related restatement for the FPA did not have any impact on the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of cash flows for the quarter ended March 31, 2023, or earnings per share calculation for the quarter ended March 31, 2023.
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
Forward Purchase Agreement
On February 3, 2023, the Company entered into a Forward Purchase Agreement (“FPA”) with ACM. On the same date, ACM partially assigned its rights under the FPA to Vellar. ACM and Vellar are together referred to as the “Purchasers”. Pursuant to the Forward Purchase Agreement, the Purchasers obtained 5,916,514 common shares (“Recycled Shares”) on the open market for $10.16 per share (“Redemption Price”), and such purchase price of $60,096 was funded by the use of AMCI trust account proceeds as a partial prepayment for the Forward Purchase Agreement redemption 3 years from the date of the Business Combination (“Maturity Date”). The Maturity Date may be accelerated, at the Purchasers discretion, if the Company share price trades below $3.00 per share for any 50 trading days during a 60 day consecutive trading-day period or the Company is delisted. On any date following the Business Combination, the Purchasers also have the option to early terminate the arrangement in whole or in part by providing optional early termination notice to the Company (the “Optional Early Termination”). For those shares early terminated (the “Terminated Shares”), the Purchasers will owe the Company an amount equal to the Terminated Shares times the Redemption Price, which may be reduced in the case of certain dilutive events (“Reset Price”).
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
The FPA consists of three freestanding financial instruments that are accounted for as follows:
1) The total prepayment of $60,547 (“Prepayment Amount”), which is accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Recycled Shares and sale of shares to the Purchasers pursuant to a subscription agreement.
2) The “FPA Put Option” which includes both the in-substance written put option and the portion of the Maturity Consideration in excess of the Minimum Maturity Consideration (the “Variable Maturity Consideration”). The FPA Put Option is a derivative instrument the Company has recorded as a liability and measured at fair value. The initial fair value of the FPA Put Option and subsequent changes in fair value of the FPA Put Option are recorded within other expense, net on the condensed consolidated statement of operations and comprehensive loss.
3) The “Fixed Maturity Consideration,” which includes the minimum portion of the Maturity Consideration (the “Minimum Maturity Consideration”), calculated as 7,500,000 shares less 5,916,513 shares multiplied by $2.00 or $3,167, and the Share Consideration. Both the Minimum Maturity Consideration and the Share Consideration are considered to be free-standing debt instruments and as both will be paid on the same terms and at the same time, these are accounted for together. The Company has elected to measure these using the Fair Value Option (“FVO”) under ASC 825, Financial Instruments (“ASC 825”). The Fixed Maturity Consideration is recorded as a long-term liability on the condensed consolidated balance sheets. The initial fair value of the Fixed Maturity Consideration and subsequent changes in fair value of the Fixed Maturity Consideration are recorded within other expense, net on the condensed consolidated statement of operations and comprehensive loss.
For additional information, see “Restatement” above in Note 2, Summary of Significant Accounting Policies.
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

Note 9 — Forward Purchase Agreement (Restated)
As discussed in Note 2 - Summary of Significant Accounting Policies, the FPA consists of the Prepayment Amount, the FPA Put Option and the Fixed Maturity Consideration. The Prepayment Amount of $60,547 is presented as a reduction to additional paid-in capital in our condensed consolidated balance sheet. The value of the FPA Put Option represents the economics of the written put option, inclusive of the Variable Maturity Consideration, and is valued at $44,593 as of March 31, 2023.
The Fixed Maturity Consideration is valued at $6,967 as of March 31, 2023. This represents the fair value of the Share Consideration and Fixed Maturity Consideration and is measured in accordance with the FVO.
Expensed transaction costs, representing the stock acquisition fees, in the amount of $451 are recorded in other expense, net.

Note 10 — Fair Value (Restated)
The following table presents the Company’s fair value hierarchy for its assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement as of
	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$31,397	$—	$—	$31,397
Total assets	$31,397	$—	$—	$31,397

Liabilities:
FPA Put Option liability	$—	$—	$44,593	$44,593
Fixed Maturity Consideration	—	—	6,967	6,967
Shortfall Warrants	—	—	5,104	5,104
Brookfield SAFE liability	—	—	19,400	19,400
Private placement warrants	—	—	2,626	2,626
Public warrants	2,189	—	—	2,189
Total liabilities	$2,189	$—	$78,690	$80,879

	Fair Value Measurement as of
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$523	$—	$—	$523

Liabilities:
Warrants on preferred shares	—	—	2,119	2,119
Brookfield SAFE liability	—	—	50,000	50,000
AM SAFE warrant	—	—	1,989	1,989
AM SAFE liability	—	—	28,986	28,986
Total Liabilities	$—	$—	$83,094	$83,094
Forward Purchase Agreement
The fair value upon issuance of the FPA (both the FPA Put Option liability and Fixed Maturity Consideration) and the change in fair value from issuance to March 31, 2023, is included in other expense, net in the condensed consolidated statements of operations and comprehensive loss. The fair value of the FPA was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Fixed Maturity Consideration was also valued as part of this model as the timing of the payment of the Fixed Maturity Consideration may be accelerated if the Maturity Date is accelerated.
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

The following tables represent reconciliations of the fair value measurements of the assets and liabilities using significant unobservable inputs (Level 3) (in thousands):

	FPA Put Option liability	Fixed Maturity Consideration	Shortfall Warrants	Warrants on Preferred Shares	AM SAFE liability	AM SAFE warrant	Brookfield SAFE	Private placement warrants
Balance as of January 1, 2023	$—	$—	$—	$(2,119)	$(28,986)	$(1,989)	$(50,000)	$—
Recognized as a result of the Business Combination	—	—	—	—	—	—	—	(2,148)
(Loss) gain recognized in other expense, net on the condensed consolidated statement of operations and comprehensive loss	(44,593)	(6,967)	(5,104)	(3,770)	(744)	189	30,600	(477)
Conversion of warrants to preferred shares	—	—	—	5,889	—	—	—	—
Conversion of SAFE liability	—	—	—	—	29,730	—	—	—
Conversion of AM SAFE warrant to equity classification	—	—	—	—	—	1,800	—	—
Balance as of March 31, 2023	$(44,593)	$(6,967)	$(5,104)	$—	$—	$—	$(19,400)	$(2,625)

	Warrants on Preferred Shares	AM SAFE liability	AM SAFE warrant
Balance as of January 1, 2022	$(1,145)	$(28,271)	$(1,729)
Gain (loss) recognized in other expense, net on the condensed consolidated statement of operations and comprehensive loss	41	148	(129)
Balance as of March 31, 2022	$(1,104)	$(28,123)	$(1,858)

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

Note 16 — Subsequent Events
The Company has evaluated events occurring subsequent to March 31, 2023 through May 15, 2023, the date the condensed consolidated financial statements were initially issued. For additional information, see “Restatement” in Note 2, Summary of Significant Accounting Policies. The Company has identified:
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
Restatement
Prior to filing our financial statements for the quarter ended September 30, 2023, which were filed with the U.S. Securities and Exchange Commission (“SEC”) on Form 10-Q, the Company reviewed its prior interpretation of the accounting guidance applicable to certain elements of the Forward Purchase Agreement (“FPA”) and determined the prepayment amount of $60.5 million, previously recorded as part of a net non-current derivative asset in the condensed consolidated balance sheet, should be reclassified to the equity section of the condensed consolidated balance sheet, and the remaining liability balance associated with the FPA, including the in-substance written put option, the Maturity Consideration and the Share Consideration, should be reflected as non-current liabilities in our condensed consolidated balance sheet.
In accordance with ASC 250, Accounting Changes and Error Corrections, LanzaTech also evaluated the materiality of the errors to the Company’s previously filed financial statements for the first and second quarters of 2023. Considering both quantitative and qualitative factors, the Company determined that the related impact was material to the previously filed condensed consolidated financial statements as of and for the periods ended March 31, 2023 and June 30, 2023, and restated and reissued these financial statements.
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
Key Financial Metrics:
The key elements of LanzaTech’s performance for the years ended March 31, 2023 and March 31, 2022 are summarized in the tables below:

	Three Months Ended March 31,		Change
(In thousands, except for percentages)	2023	2022	2023 vs. 2022
GAAP Measures:
Revenue	$9,646	$7,857	$1,789	23%
Net Loss	(63,312)	(16,778)	(46,534)	277%
Key Performance Indicators:
One-Time Revenue	8,889	6,957	1,932	28%
Recurring Revenue (1)	757	900	(143)	(16)%
Total Revenue	$9,646	$7,857	$1,789	23%
Cost of Revenues (ex. Depreciation) (2)	(7,790)	(5,829)	(1,961)	34%
Selling, general & administrative	(16,835)	(5,078)	(11,757)	232%
Adjusted EBITDA(3) (recast) (4)	$(23,513)	$(14,759)	(8,754)	59%

__________________
(1)Includes revenue from licensing and sales of microbes and media.
(2)Consists of costs of revenues from contracts with customers (exclusive of depreciation), cost of revenue from collaboration agreements (exclusive of depreciation) and cost of revenue from related party transactions (exclusive of depreciation).
(3)Adjusted EBITDA is calculated as net loss, excluding the impact of depreciation, interest income, net, stock-based compensation, change in fair value of warrant liabilities, change in fair value of SAFE liabilities, change in fair value of the FPA Put Option liability and Fixed Maturity Consideration, transaction costs on issuance of Forward Purchase Agreement, (loss) gain from equity method investees and other one-time costs related to the Business Combination and securities registration on Form S-4 and our registration statement on Form S-1. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with US GAAP. See “Non-GAAP Financial Measures” for additional information and reconciliation of Adjusted EBITDA to net loss, its most directly comparable US GAAP measure.
(4)In the Form 10-Q for the three months ended March 31, 2023, which was initially filed with the SEC on May 15, 2023, the Company did not exclude from Adjusted EBITDA certain one-time costs related to the Business Combination and securities registration on Form S-4 and our registration statement on Form S-1 that occurred during the period. This represents costs incurred related to the Business Combination that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be charged against the gross proceeds of the transaction, but are not expected to recur in the future, as well as costs incurred subsequent to deal close related to our securities registration on Form S-4 and our registration statement on Form S-1. To conform with the adjusted EBITDA measure as described above, and provide a more useful view of the Company’s operating performance, the Company determined that these costs should be excluded from the adjusted EBITDA measure for the period in which they occurred. As such, the reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2023 in this Quarterly Report on Form 10-Q/A was recast to exclude these amounts that were incurred in the quarter ended March 31, 2023. The recast reconciliation of net loss to adjusted EBITDA was initially presented in the Form 10-Q for the quarter ended June 30, 2023, which was filed with the SEC on August 9, 2023.

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
Other expense, net increased $30.4 million, in the three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily due to entering into the Forward Purchase Agreement in February 2023, resulting in $51.6 million in additional expense related to both the FPA Put Option liability and the Fixed Maturity Consideration, including related transaction expenses. This was offset by changes in fair values of our SAFE liabilities and liability classified warrant instruments of $(21.0) million, as well as $(0.2) million in unrealized foreign currency gains. The impact of the change in interest income, net is immaterial for the three months ended March 31, 2023 when compared to the same period in 2022.

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
As of March 31, 2023, as compared to December 31, 2022, LanzaTech’s cash, cash equivalents, and restricted cash increased by $62.1 million, or 74%, primarily due to the closing of the Business Combination and PIPE financing, net of funding of the Forward Purchase Agreement. The increase was partially offset by cash usage (see Cash flow section below) to fund working capital, the net loss adjusted for non-cash charges, purchase of debt security investments, purchases of property, plant and equipment and the repurchase of equity instruments of the Company.
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
LanzaTech, AMCI and ACM executed the Forward Purchase Agreement on February 3, 2023. Pursuant to the Forward Purchase Agreement, ACM obtained 5,916,514 shares of common stock on the open market for $10.16 per share (“Redemption Price”), and such purchase price of $60.1 million was funded by the use of Trust Account proceeds as a prepayment (“Prepayment Amount”) for the Forward Purchase Agreement redemption at the end of three years (“Maturity Date”). ACM has the right at the end of three years to return the shares and keep the Prepayment Amount plus the fees described below, or may, at ACM’s sole discretion, partially or fully terminate this transaction over the course of the three-year term by returning cash in an amount equal to the number of shares terminated (“Terminated Shares”) multiplied by the Redemption Price, which may be reduced in the case of certain dilutive events (“Reset Price”). At the end of the three-year term, LanzaTech is obligated to pay ACM an amount equal to the product of (1) 7,500,000 less (b) the number of Terminated Shares multiplied by (2) $2.00 (the “Maturity Consideration”). In addition to the Prepayment Amount and the Maturity Consideration, on the Maturity Date, LanzaTech will pay to ACM an amount equal to the product of (x) 500,000 and (y) the Redemption Price, totaling $5.1 million (the “Share Consideration”). However, at the time, the Company may not have sufficient funds or be able to obtain financing from third parties to pay such amounts. The Company also may not have sufficient shares authorized to pay the Maturity Consideration in shares. Breach by the Company of any of these obligations could constitute an event of default under the Forward Purchase Agreement, which could subject the Company to financial exposure thereunder (including arising from potential indemnification claims by the Seller). In addition, future debt or other contractual agreements may contain cross-default or cross-acceleration provisions that could be triggered if we defaulted on our obligations to the Purchasers. Any or all of these consequences could have material adverse impact on us.
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
Cash Flows Used in Operating Activities
For the three months ended March 31, 2023, net cash used in operating activities was $(33.8) million. This was primarily driven by a net loss of $(63.3) million, adjusted for the loss on change in fair value of the FPA Put Option liability and Fixed Maturity Consideration of $51.1 million, provision for losses on trade and other receivables of $0.8 million, share-based compensation expense of $3.5 million, depreciation of property, plant and equipment of $1.3 million, non-cash lease expense of $0.5 million and the non-cash loss from equity method investees, net of $0.6 million. The additional impact to net cash usage is related to the adjustments for net cash changes in operating assets and liabilities of $(6.6) million, the gain on change of fair value of SAFE and warrant liabilities of $(21.0) million, the non-cash recognition of licensing revenue of $(0.6) million and non-cash foreign currency exchange gain of $(0.2) million.
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
Forward Purchase Agreement Valuation
The Company has determined that the FPA Put Option, including the Variable Maturity Consideration, within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a derivative (i.e., an in-substance written put option). This derivative was recorded as a liability at fair value on the condensed consolidated balance sheet as of the reporting date. The fair value of the derivative was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths.
The Company separately identified two other freestanding financial instruments in the Forward Purchase Agreement, the Share Consideration and the Minimum Maturity Consideration. As both of these payments are for a fixed amount at the Maturity Date, we have accounted for these cash outflows as debt-like instruments. In accordance with ASC 825, Financial Instruments, we have elected to account for these instruments under the Fair Value Option. As the terms and conditions of these payments are the same, they are accounted for together on the condensed consolidated balance sheet as of March 31, 2023 as the Fixed Maturity Consideration. The fair value of the Fixed Maturity Consideration was estimated within the same Monte-Carlo simulation as the FPA Put Option to effectively model the potential acceleration of the Maturity Date and the corresponding acceleration in the payment of the Fixed Maturity Consideration.
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
We define adjusted EBITDA as our net loss, excluding the impact of depreciation, interest income, net, stock-based compensation, change in fair value of warrant liabilities, change in fair value of SAFE liabilities, change in fair value of the FPA Put Option liability and Fixed Maturity Consideration, transaction costs on issuance of Forward Purchase Agreement, (loss) gain from equity method investees and other one-time costs related to the Business Combination and securities registration on Form S-4 and our registration statement on Form S-1. We monitor and have presented in this Quarterly Report adjusted EBITDA because it is a key measure used by our management and the Board to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. We believe adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we include in net loss. Accordingly, we believe adjusted EBITDA provides useful information to investors, analysts, and others in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects.
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
Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended March 31,
(In thousands)	2023	2022
Net Loss	$(63,312)	$(16,778)
Depreciation	1,257	1,059
Interest income	(214)	—
Stock-based compensation expense and change in fair value of SAFE and warrant liabilities (1)	(17,474)	678
Change in fair value of the FPA Put Option and Fixed Maturity Consideration	51,109	—
Transaction costs on issuance of Forward Purchase Agreement	451	—
Loss from equity method investees, net	608	282
One-time costs related to the Business Combination and initial securities registration(2) (recast)(3)	4,062	—
Adjusted EBITDA	$(23,513)	$(14,759)
__________________
(1)Stock-based compensation expense represents expense related to equity compensation plans.
(2)Represents costs incurred related to the Business Combination that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be charged against the gross proceeds of the transaction, but are not expected to recur in the future, as well as costs incurred subsequent to deal close related to our securities registration on Form S-4 and our registration statement on Form S-1.
(3)In the Form 10-Q for the three months ended March 31, 2023, which was initially filed with the SEC on May 15, 2023, the Company did not exclude from Adjusted EBITDA certain one-time costs related to the Business Combination and securities registration on Form S-4 and our registration statement on Form S-1 that occurred during the period. This represents costs incurred related to the Business Combination that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be charged against the gross proceeds of the transaction, but are not expected to recur in the future, as well as costs incurred subsequent to deal close related to our securities registration on Form S-4 and our registration statement on Form S-1. To conform with the adjusted EBITDA measure as described above, and provide a more useful view of the Company’s operating performance, the Company determined that these costs should be excluded from the adjusted EBITDA measure for the period in which they occurred. As such, the reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2023 in this Quarterly Report on Form 10-Q/A was recast to exclude these amounts that were incurred in the quarter ended March 31, 2023. The recast reconciliation of net loss to adjusted EBITDA was initially presented in the Form 10-Q for the quarter ended June 30, 2023, which was filed with the SEC on August 9, 2023.

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
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2023. Subsequent to the original evaluation, in connection with the restatement, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023. We are in the process of implementing measures designed to improve our disclosure controls and procedures.
Changes in Internal Control over Financial Reporting
As noted previously, we have revised the accounting treatment of the FPA to reclassify the prepayment amount from being presented as a net derivative asset on our condensed consolidated balance sheet to equity and to present the FPA Put Option as a non-current liability on the condensed consolidated balance sheet, and have restated our condensed consolidated financial statements as of and for the quarter ended March 31, 2023. In connection with this determination, we have concluded that the failure of our internal controls designed to ensure appropriate accounting for complex technical arrangements like the forward purchase agreement is representative of material weakness in internal control over financial reporting.
We are in the process of implementing measures designed to improve our internal controls over financial reporting to remediate the material weakness. We believe the measures that we implement will contribute toward the remediation of the control deficiency we have identified and strengthen our internal controls over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize, enhance, and test our controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weakness was not remediated as of March 31, 2023.
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
101

The following financial information from LanzaTech Global Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity/Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on December 1, 2023.

LANZATECH GLOBAL, INC.
(Registrant)

Name	Position	Date

/s/ Jennifer Holmgren, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	December 1, 2023
Jennifer Holmgren, Ph.D.

/s/ Geoff Trukenbrod	Chief Financial Officer (Principal Financial Officer)	December 1, 2023
Geoff Trukenbrod