Form 10-Q/A
period 2023-06-30
LanzaTech Global, Inc.
filed 2023-12-04
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Report”) filed by LanzaTech Global, Inc. (the “Company”) amends and restates certain information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2023 (the “Original Report”).
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
The Company is filing this Amended Report for the purpose of revising the accounting treatment of the FPA in its financial statements as of June 30, 2023, to reclassify the prepayment amount, previously recorded as part of the non-current net derivative asset in the condensed consolidated balance sheet, to the equity section of the condensed consolidated balance sheet with any remaining balance of the prepaid forward contract, including the in-substance written put option, maturity consideration and the share consideration, classified as non-current liabilities in its condensed consolidated balance sheet in its financial statements as of June 30, 2023, included in this Form 10-Q/A.
In connection with the determinations described above, management of the Company has concluded that a material weakness in the Company’s internal control over financial reporting existed as of June 30, 2023 and that the Company’s disclosure controls and procedures were not effective as of June 30, 2023. See additional discussion included in Part I – Item 4, “Controls and Procedures” of this Amended Report.
Items Amended in this Amended Report
For the convenience of the reader, this Form 10-Q/A sets forth the information in the original Form 10-Q filing in its entirety; however, only the following sections of the original Form 10-Q filing are revised in this Form 10-Q/A, solely as a result of and to reflect the restatement and conditions related to the restatement described above.
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
Except as it relates to the restatement described above with related disclosures, this Amended Report does not reflect events occurring after the date of the original Form 10-Q filing.

Table of Contents

Part I - Financial Information	3
Item 1. Financial Statements.	3
Condensed Consolidated Balance Sheets as of June 30, 2023 (restated, unaudited) and December 31, 2022	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022 (unaudited)	4
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity/Deficit for the three and six months ended June 30, 2023 (restated, unaudited) and 2022 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited)	7
Notes to the Condensed Consolidated Financial Statements (restated, unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	37
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	55
Item 4. Controls and Procedures.	56
Part II - Other Information
Item 1. Legal Proceedings.	58
Item 1A. Risk Factors.	58
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	58
Item 3. Defaults Upon Senior Securities.	58
Item 4. Mine Safety Disclosures.	58
Item 5. Other Information.	58
Item 6. Exhibits.	58
Signatures	60

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)
(Unaudited, in thousands, except share and per share data)

	As of
	June 30, 2023	December 31, 2022
	as Restated
Assets
Current assets:
Cash and cash equivalents	$110,719	$83,045
Debt security investments	49,704	—
Trade and other receivables, net of allowance	7,766	11,695
Contract assets	21,776	18,000
Other current assets	18,952	11,157
Total current assets	208,917	123,897
Property, plant and equipment, net	22,280	19,689
Right-of-use assets	6,582	6,969
Equity method investment	10,164	10,561
Equity security investment	14,990	14,990
Other non-current assets	5,600	750
Total assets	$268,533	$176,856
Liabilities, Contingently Redeemable Preferred Stock, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$11,153	$7,455
Other accrued liabilities	3,639	4,502
AM SAFE liability	—	28,986
Warrants	8,422	4,108
Contract liabilities	2,952	3,101
Accrued salaries and wages	5,093	7,031
Current lease liabilities	1,356	798
Total current liabilities	32,615	55,981
Non-current lease liabilities	6,038	6,615
Non-current contract liabilities	9,480	10,760
FPA Put Option liability	26,743	—
Fixed Maturity Consideration	6,737	—
Brookfield SAFE liability	34,150	50,000
Other long-term liabilities	1,679	1,591
Total liabilities	117,442	124,947

Contingently Redeemable Preferred Stock
Redeemable convertible preferred stock, $0.0001 par value; 20,000,000 and 130,133,670 shares authorized, — and 129,148,393 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	480,631
Shareholders’ Deficit
Common stock, $0.0001 par value; 400,000,000 and 158,918,093 shares authorized, 195,674,502 and 10,422,051 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	19	1
Additional paid-in capital	936,157	24,782
Accumulated other comprehensive income	2,787	2,740
Accumulated deficit	(787,872)	(456,245)
Total shareholders’ equity (deficit)	$151,091	$(428,722)
Total liabilities, contingently redeemable preferred stock, and shareholders' equity	$268,533	$176,856
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
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY /DEFICIT (RESTATED)
(Unaudited, all amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity / (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	29,521,810	$480,631	2,382,358	$—	$24,783	$(456,245)	$2,740	$(428,722)
Retroactive application of recapitalization	99,626,583	—	8,039,693	1	(1)	—	—	—
Adjusted balance, beginning of period	129,148,393	480,631	10,422,051	1	24,782	(456,245)	2,740	(428,722)
Stock-based compensation expense	—	—	—	—	3,505	—	—	3,505
RSA vesting	—	—	2,535,825	—	—	—	—	—
Repurchase of equity instruments	—	—	(771,141)	—	(7,650)	—	—	(7,650)
Net loss	—	—	—	—	—	(63,312)	—	(63,312)
Issuance of common stock upon exercise of options	—	—	470,843	—	746	—	—	746
Exercise of a warrant, Series C and D Preferred Stock	594,309	5,890	—	—	—	—	—	—
In-kind payment of preferred dividend	—	241,529	—	—	—	(241,529)	—	(241,529)
Conversion of preferred stock into common stock	(129,742,702)	(728,050)	153,895,644	15	728,035	—	—	728,050
Recapitalization, net of transaction expenses (Note 3)	—	—	28,898,374	3	236,970	—	—	236,973
Forward Purchase Agreement prepayment	—	—	—	—	(60,547)	—	—	(60,547)
Reclassification of warrants to equity	—	—	—	—	1,800	—	—	1,800
Foreign currency translation	—	—	—	—	—	—	(49)	(49)
Balance as of March 31, 2023, as Restated	—	$—	195,451,596	$19	$927,641	$(761,086)	$2,691	$169,265
Stock-based compensation expense	—	—	—	—	5,122	—	—	5,122
Net loss	—	—	—	—	—	(26,786)	—	(26,786)
Issuance of common stock upon exercise of options	—	—	222,906	—	331	—	—	331
Reclassification of warrants to equity	—	—	—	—	3,063	—	—	3,063
Foreign currency translation	—	—	—	—	—	—	96	96
Balance as of June 30, 2023, as Restated	—	$—	195,674,502	$19	$936,157	$(787,872)	$2,787	$151,091

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY /DEFICIT (RESTATED)
(Unaudited, all amounts in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity / (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,521,810	$480,631	2,106,934	$—	$21,711	$(379,889)	$3,261	$(354,917)
Retroactive application of recapitalization	99,626,583	—	7,110,226	1	(1)	—	—	—
Adjusted balance, beginning of period	129,148,393	480,631	9,217,160	1	21,710	(379,889)	3,261	(354,917)
Share-based compensation expense	—	—	—	—	738	—	—	738
Repurchase of equity instruments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(16,778)	—	(16,778)
Issuance of common stock upon exercise of options	—	—	5,031	—	7	—	—	7
Foreign currency translation	—	—	—	—	—	—	(28)	(28)
Balance at Balance as of March 31, 2022	129,148,393	$480,631	9,222,191	$1	$22,455	$(396,667)	$3,233	$(370,978)
Share-based compensation expense	—	—	—	—	676	—	—	676
Repurchase of equity instruments	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(15,929)	—	(15,929)
Issuance of common stock upon exercise of options	—	—	271	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(355)	(355)
Balance as of June 30, 2022	129,148,393	$480,631	9,222,462	$1	$23,131	$(412,596)	$2,878	$(386,586)
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
Description of Error Corrected:
The previously reported FPA Prepayment Amount, as described in Note 2, Summary of Significant Accounting Policies and Note 9, Forward Purchase Agreement, was incorrectly classified as an asset instead of as an equity transaction. Additionally, the FPA Put Option liability was incorrectly netted with the Prepayment Amount and presented as a net asset, instead of being separately presented as a liability. These errors impacted the prepaid forward contract derivative, the FPA Put Option liability, and additional paid-in capital in the Condensed Consolidated Balances Sheet as of June 30, 2023, as well as the related disclosure within Note 9, Fair Value.
The effect of the correction of the error noted above on the relevant financial statement line items is as follows:

	As of June 30, 2023
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Prepaid forward contract derivative	33,804	(33,804)	—
Total assets	$302,337	$(33,804)	$268,533
FPA Put Option liability	—	26,743	26,743
Total liabilities	$90,699	$26,743	$117,442
Additional paid-in capital	996,704	(60,547)	936,157
Total shareholders’ equity (deficit)	$211,638	$(60,547)	$151,091
Total liabilities, contingently redeemable preferred stock, and shareholders' equity	$302,337	$(33,804)	$268,533

	Period Ended June 30, 2023
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity/ Deficit
Forward Purchase Agreement prepayment	—	(60,547)	(60,547)
Additional Paid-in Capital - balance at March 31, 2023	988,188	(60,547)	927,641
Total shareholders’ deficit - balance at March 31, 2023	$229,812	$(60,547)	$169,265
Additional Paid-in Capital - balance at June 30, 2023	996,704	(60,547)	936,157
Total shareholders’ deficit - balance at June 30, 2023	$211,638	$(60,547)	$151,091
The change in accounting and related restatement for the FPA did not have any impact on the condensed consolidated statements of operations and comprehensive loss, the condensed consolidated statements of cash flows for the quarter ended June 30, 2023, or earnings per share calculation for the quarter ended June 30, 2023.
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

Note 8 — Forward Purchase Agreement (Restated)
As discussed in Note 2 - Summary of Significant Accounting Policies, the FPA consists of the Prepayment Amount, the FPA Put Option and the Fixed Maturity Consideration. The Prepayment Amount of $60,547 is presented as a reduction to additional paid-in capital in our condensed consolidated balance sheet. The value of the FPA Put Option represents the economics of the written put option, inclusive of the Variable Maturity Consideration, and is valued at 26,743 as of June 30, 2023.
The Fixed Maturity Consideration is valued at $6,737 as of June 30, 2023. This represents the fair value of the Share Consideration and Fixed Maturity Consideration and is measured in accordance with the FVO.
Expensed transaction costs, representing the stock acquisition fees, in the amount of $451 are recorded in other expense, net.

Note 9 — Fair Value (Restated)
The following table presents the Company’s fair value hierarchy for its assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement as of
	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$31,665	$—	$—	$31,665
Total assets	$31,665	$—	$—	$31,665

Liabilities:
FPA Put Option liability	$—	$—	$26,743	$26,743
Fixed Maturity Consideration	—	—	6,737	6,737
Brookfield SAFE liability	—	—	34,150	34,150
Private placement warrants	—	—	5,347	5,347
Public warrants	3,075	—	—	3,075
Total liabilities	$3,075	$—	$72,977	$76,052

	Fair Value Measurement as of
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$523	$—	$—	$523

Liabilities:
Warrants on preferred shares	—	—	2,119	2,119
Brookfield SAFE liability	—	—	50,000	50,000
AM SAFE warrant	—	—	1,989	1,989
AM SAFE liability	—	—	28,986	28,986
Total Liabilities	$—	$—	$83,094	$83,094
Forward Purchase Agreement
The fair value upon issuance of the FPA (both the FPA Put Option liability and Fixed Maturity Consideration) and the change in fair value from issuance to June 30, 2023, is included in other expense, net in the condensed consolidated statements of operations and comprehensive loss. The fair value of the FPA was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Fixed Maturity Consideration was also valued as part of this model as the timing of the payment of the Fixed Maturity Consideration may be accelerated if the Maturity Date is accelerated.
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

The following tables represent reconciliations of the fair value measurements of the assets and liabilities using significant unobservable inputs (Level 3) (in thousands):

	FPA Put Option liability	Fixed Maturity Consideration	Shortfall Warrants	Warrants on Preferred Shares	AM SAFE liability	AM SAFE warrant	Brookfield SAFE	Private placement warrants
Balance as of January 1, 2023	$—	$—	$—	$(2,119)	$(28,986)	$(1,989)	$(50,000)	$—
Recognized as a result of the Business Combination	—	—	—	—	—	—	—	(2,148)
(Loss) gain recognized in other expense, net on the condensed consolidated statement of operations and comprehensive loss	(26,743)	(6,737)	(3,063)	(3,770)	(744)	189	15,850	(3,199)
Conversion of warrants to preferred shares	—	—	—	5,889	—	—	—	—
Conversion of SAFE liability	—	—	—	—	29,730	—	—	—
Conversion of warrant to equity classification	—	—	3,063	—	—	1,800	—	—
Balance as of June 30, 2023	$(26,743)	$(6,737)	$—	$—	$—	$—	$(34,150)	$(5,347)

	Warrants on Preferred Shares	AM SAFE liability	AM SAFE warrant
Balance as of January 1, 2022	$(1,145)	$(28,271)	$(1,729)
Gain (loss) recognized in other expense, net on the condensed consolidated statement of operations and comprehensive loss	(78)	1,062	(218)
Balance as of June 30, 2022	$(1,223)	$(27,209)	$(1,947)

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
Other Income (Expense), Net
Other income (expense), net increased $1.9 million, in the three months ended June 30, 2023 compared to the same period in 2022. The increase is primarily due to an overall net gain on changes in the fair value of certain financial instruments, including a gain due to the decrease in the fair value of the FPA Put Option liability of $18.1 million, a gain due to the decrease in the fair value of the shortfall warrants of $2.0 million, as well as a net foreign exchange gain of $0.3 million. The increase is partially offset by a loss due to the increase in the fair value of the Brookfield SAFE liability of $(14.8) million, as well as a loss due to the increase in the fair value of the public and private SPAC warrant liabilities of $(3.6) million.

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
Other Income (Expense), Net
Other income (expense), net decreased $(28.5) million, in the six months ended June 30, 2023 compared to the same period in 2022. The decrease is primarily due to entering into the Forward Purchase Agreement in February 2023, which resulted in a net loss of $(33.5) million related to both the FPA Put Option liability and the Fixed Maturity Consideration, including related transaction expenses. The decrease is additionally attributable to the net loss of $(3.8) million related to the increase in fair value of the Warrants and the net loss of $(0.7) million related to the increase in fair value of the AM SAFE liability prior to conversion of these instruments in the business combination. The decrease is additionally attributable to a net loss due to the increase in fair value of the public and private SPAC warrant liabilities of $(3.8) million, as well as the net loss on the recognition and mark to fair value of the shortfall warrant of $(3.1) million. The decrease was partially offset by a net gains on the decreases in the fair values of the Brookfield SAFE liability of $15.9 million, and the AM SAFE warrants of $0.2 million, as well as a net foreign exchange gain of $0.4 million.

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
Cash Flows Used in Operating Activities
For the six months ended June 30, 2023, net cash used in operating activities was $(59.1) million. This was primarily driven by a net loss of $(90.1) million, adjusted for the loss on change in fair value of the FPA Put Option liability and Fixed Maturity Consideration of $33.0 million, provision for losses on trade and other receivables of $0.8 million, share-based compensation expense of $8.7 million, depreciation of property, plant and equipment of $2.6 million, non-cash lease expense of $0.4 million, and the non-cash loss from equity method investees, net of $0.5 million. The additional impact to net cash usage is related to the adjustments for net cash changes in operating assets and liabilities of $(8.9) million, the gain on change of fair value of SAFE and warrant liabilities of $(4.7) million, the non-cash recognition of licensing revenue of $(1.1) million, amortization of the discount on the debt security investment of $(0.5) million, and non-cash foreign currency exchange gain of $0.2 million.
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
For the three months ended March 31, 2023, the Company did not exclude from Adjusted EBITDA certain one-time costs related to the Business Combination and securities registration on Form S-4 and its registration statement on Form S-1 that occurred during the period. This represents costs incurred related to the Business Combination that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be charged against the gross proceeds of the transaction, but they are not expected to recur in the future, as well as costs incurred subsequent to deal close related to our securities registration on Form S-4 and its registration statement on Form S-1. To conform with the adjusted EBITDA measure as described above, and provide a more useful view of the Company’s operating performance, the Company determined that these costs should be excluded from the adjusted EBITDA measure for the period in which they occurred. As such, the reconciliation of net loss to adjusted EBITDA for the three months ended March 31, 2023 is recast as follows:

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
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2023. Subsequent to the original evaluation, in connection with the restatement, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023. We are in the process of implementing measures designed to improve our disclosure controls and procedures.
Changes in Internal Control over Financial Reporting
As noted previously, we have revised the accounting treatment of the FPA to reclassify the prepayment amount from being presented as a net derivative asset on our condensed consolidated balance sheet to equity and to present the FPA Put Option as a non-current liability on the condensed consolidated balance sheet, and have restated our condensed consolidated financial statements as of and for the quarter ended June 30, 2023. In connection with this determination, we have concluded that the failure of our internal controls designed to ensure appropriate accounting for complex technical arrangements like the forward purchase agreement is representative of material weakness in our internal control over financial reporting.
We are in the process of implementing measures designed to improve our internal controls over financial reporting to remediate the material weakness. We believe the measures that we implement will contribute toward the remediation of the control deficiency we have identified and strengthen our internal controls over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize, enhance, and test our controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures. This material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weakness was not remediated as of June 30, 2023.

Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with GAAP.

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