Form 10-K
period 2023-12-31
LanzaTech Global, Inc.
filed 2024-02-29
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $732,552,000 based on the closing price of the registrant’s Common Stock on June 30, 2023. The number of shares outstanding of the registrant’s Common Stock as of December 31, 2023 was 196,642,451.
Documents incorporated by reference: Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2023.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Form 10-K” or “Annual Report”) contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Annual Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of, as well as assumptions made by and information currently available to, LanzaTech’s management.
Forward-looking statements may include, for example, statements about:
•our anticipated growth rate and market opportunities;
•our ability to maintain the listing of our securities on the Nasdaq Stock Market;
•the potential liquidity and trading of our securities;
•our ability to raise substantial additional financing in the future;
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
•our ability to increase our revenue from engineering services, sales of equipment packages and sales of CarbonSmart products and to improve our operating results; and
•our ability to implement and maintain effective internal controls.
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
You should read this Annual Report and the documents that have been filed as exhibits to the Annual Report with the understanding that the actual future results, levels of activity, performance, events and circumstances of LanzaTech may be materially different from what is expected.

LANZATECH GLOBAL, INC.
ANNUAL REPORT ON FORM 10-K

PART I
Item 1. Business
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
Using our process technology, our partners launched the world’s first commercial carbon refining plant in 2018 in China and have subsequently added three commercial plants operating in China. Additionally, LanzaTech’s partners in India started up a commercial scale facility in September 2023 utilizing refinery off-gas, and our partners in Beligum started up a commercial scale facility in November 2023 utilizing steel off-gas. In addition to the six operating commercial plants in China, India, and Belgium, LanzaTech’s partners in Canada and Japan are operating demonstration scale facilities respectively utilizing gasified forestry residues and gasified unsorted municipal solid waste. Both these demonstration scale plants completed commissioning and early start up in late 2022. LanzaTech has numerous commercial projects in construction, under development and in the pipeline globally. Our technology platform is designed to use a variety of waste feedstocks, from waste industrial gases to biomass residues and municipal solid waste. Our technology platform is designed to capitalize on the demand for sustainable fuels and chemicals, which can be used in multiple sectors such as aviation, automotive, textiles, home goods, consumer goods and others, to address the growing preference among major companies for environmentally conscious products and manufacturing processes. We believe LanzaTech’s proven commercialized technology can enable global scale decarbonization and initiate a circular and climate positive carbon economy.
Gas fermentation is a economically viable and operationally robust form of carbon capture and transformation that enhances the value of waste streams and reduces environmental pollution. Additionally, our technology platform utilizes existing industrial land and recycled process water, further reducing the environmental impact of producing our low carbon fuels and chemicals on land and biodiversity. Gas fermentation is a key part of our technology offering and we license this capability to customers to develop their own gas fermentation facilities, accelerating the spread of our technology across a variety of feedstocks and geographies.
Our novel technology platform is similar to brewing, but instead of using yeast that eat sugar to make alcohol, our biocatalysts, or microbes, eat waste carbon to produce ethanol, ethanol derivatives, and ethanol co-products. Because our system is biological and can grow in dynamic environments and react in real-time to changing conditions, it is much more tolerant of variability in feedstock composition and supply than conventional systems based on catalytic chemistry and is therefore highly customizable.
Our low carbon ethanol is now being produced at commercial scale at six locations globally, with production of over 75 million gallons of fuel grade ethanol, resulting in the mitigation of over 380,000 tons of CO2 and keeping the equivalent of an estimated 35 million gallons of oil in the ground since May 2018. Used microorganisms from our commercial facilities are protein-rich and are sold locally as animal feed.
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
In June 2020, we helped launch LanzaJet, a SAF company, and maintain approximately 23% ownership stake in the business. In January 2024, LanzaJet celebrated the opening of the world’s first ethanol-to-sustainable aviation fuel facility in Soperton, Georgia, USA. The plant is expected to ramp up production over the first half of the year. The plant was developed and scaled up using LanzaTech’s platform technology, which enables the conversion of ethanol to sustainable jet and diesel fuels, in collaboration with the Pacific Northwest National Lab and the U.S. Department of Energy. Using our platform technology, we have converted ethanol produced from steel mill emissions to SAF and have powered commercial flights by Virgin Atlantic in 2018 and All Nippon Airways in 2019.
For a complete depiction of our organizational structure, please refer to the structure chart below.
We aim to maximize revenue through the selective deployment of both our licensing and co-development models. Our licensing model focuses on generating licensing, royalty, and services fees from our commercialization efforts, while our partners own and operate the gas fermentation plants. This capital-light model enables us to concurrently partner with a significant number of partners to build customer‐owned gas fermentation facilities in parallel, accelerating the spread of our technology platform. Our licensing model is expected to generate stable, recurring revenues which we anticipate will compound as more customer plants are built and validated by our pipeline of customers. As a licensor and services provider, we structure our agreements to provide engineering and startup services and key components of the overall equipment package that are based on our proprietary designs and integrations. Once fully operational, recurring revenues will be generated from royalties on the offtake, ongoing supply of microbes and media, as well as software, monitoring and analytics support. In certain more limited cases, we will act as co-developer on projects, allowing us to leverage our existing relationships and engineering and project development expertise in a financial sponsor role for select projects where we believe we can participate in the ownership, either directly or by arranging and deploying third-party capital, and operation of the gas fermentation plant. In the select instances where we will participate directly in the project ownership, we expect to be a minority investor in those projects’ capital requirements, accounting for approximately 5% of the total capital. We believe that the co-development model has the potential to allow for the acceleration of the development and integration of new feedstocks and products while also allowing us to capture additional potential value from the individual project’s performance. In each instance of co-development, we intend to license our technology directly to the project, which we expect will enable us to capture the same revenue streams of licensing, royalty, and services fees generated through the licensing model with customer-owned facilities. To maximize revenue from each project, whether via licensing or co-development, we plan to sell supplies and equipment to our projects and customers. Additionally, we provide advisory, research and engineering services to develop new chemicals, use new feedstocks, and advance new fermentation or synthetic biology capabilities.
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
In 2016, the Paris Agreement was signed by a consortium of countries committing to limit the increase of global average temperatures to 2°C or less compared to pre-industrial levels. Such initiatives have placed an increased emphasis on monitoring and mitigating the effects of climate change and generally promoting environmentally friendly behavior. In 2017, the International Energy Agency (“IEA”) estimated that an annual $3.5 trillion in energy-sector investments would be required through 2050 to achieve the 2°C target. In 2019, the European Union released the Green Deal Communication, a package of measures and policies ranging from ambitiously cutting emissions, to investing in cutting-edge research and innovation, to preserving Europe’s natural environment and achieving a carbon neutral economy by 2050. The roadmap includes a comprehensive plan to increase the European Union’s GHG reduction target for 2030 to at least 50% and toward 55% as compared to 1990, compared to the current target of 40%. In the United States, President Biden re-committed to the Paris Agreement, pledging 50-52% GHG reductions by 2030 compared to 2005 levels. In 2021, the U.S. Congress passed the Infrastructure Investment and Jobs Act, which included over $62 billion for the U.S. Department of Energy to use for clean energy technology deployment. In 2022, President Biden signed the Inflation Reduction Act, which provides funding for clean energy deployment and climate change mitigation and adaptation.
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
Overview of Ethanol Market
Ethanol can be used directly as a fuel but can also serve as a feedstock to produce a broad range of products, including cosmetics and beauty products, hand hygiene products, paint, food additives, tires, children’s toys, plastic products, rubber, clothing and upholstery. The United States is responsible for over half of ethanol production globally and has produced an average of nearly 15 billion gallons of ethanol annually since 2015, while the ethanol output for the rest of the world has increased by over 20% during the same period. Meanwhile, most governments have instituted caps on food-derived ethanol. The focus of most ethanol growth in the future is expected to be waste-based, non-food ethanol.
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
Sustainable Aviation Fuel (“SAF”): Mandated global SAF demand is expected to hit 61 billion gallons per year by 2040. The Biden Administration has a goal of replacing all jet fuel with sustainable alternatives by 2050. The global market for aviation fuel is estimated to be nearly $250 billion by 2026. Airlines and aviation sector coalitions, including companies addressing Scope 3 emissions are making corporate commitments to increase SAF use. To reach expected 2030 SAF demand, global SAF capacity must achieve an 87% CAGR.
Overview of Chemicals and Protein Markets
According to the IEA, the chemicals sector is the largest industrial consumer of both oil and gas. Petrochemical feedstock accounts for 12% of global oil demand, a share that is expected to increase because of increasing demand for plastics, fertilizers, and other products. With the growth in demand for petrochemical products, petrochemicals are expected to account for over a third of the growth in oil demand to 2030, and nearly half to 2050, ahead of land transportation, aviation, and shipping. Petrochemicals are also poised to consume an additional 56 billion cubic meters of natural gas by 2030. Currently, organic chemicals are predominantly derived from fossil sources such as petroleum. These chemicals are used to produce a wide array of materials. More than 10 million barrels of oil are consumed daily to create these materials, releasing massive quantities of new carbon into the atmosphere in the process.
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

New high-value chemical intermediates can be used to make materials such as acrylics, fibers, plastics and synthetic rubber and a wide variety of chemicals including alcohols, acids, esters, and ketones. LanzaTech has demonstrated this with several partners who have used chemical intermediates to make fabrics, packaging, detergent, cleaning agents and fragrances. This process reuses carbon for the production of consumer goods, creating a circular carbon economy where carbon is refined and re-used instead of emitted as harmful greenhouse gases from a single use.
Our technology enables a circular carbon economy, which keeps carbon in the ground instead of allowing it to be emitted into the atmosphere, as pollution. By reusing carbon as a chemical building block to make every-day goods, we are reducing the need to extract virgin fossil resources to make the same products. We believe this could have a game changing impact on the chemical industry and its supply chain, shifting the way the industry considers commodity sourcing and supply.
Low Carbon, Enabling Technology. Our technology is designed for use across the supply chain, from emitters of waste carbon to those who want to develop products from waste carbon. Industrial emitters can implement LanzaTech’s carbon capture solution onto their existing facility and derive revenue from used carbon. As an example, the first commercial facility in China to utilize our technology platform has sold over 47 million gallons of ethanol into the market, displacing fossil gasoline for road transport use, and avoiding the equivalent of over 240,000 tons of CO2 emissions at source. Our technology platform allows emitters to play a role in the circular carbon economy by generating products from waste carbon that would otherwise come from virgin fossil resources and selling these products to end users who want to reduce their environmental impact.
Our platform technology is highly customizable and we believe it will provide flexibility to respond to market demand. Through the use of synthetic biology, microorganisms can be engineered to produce different chemicals directly from gases using the same process and production hardware. By changing the microorganism in a commercial facility, we have developed the capability to switch the product focus of commercial plants within a matter of days in response to changing market signals. We believe this will enable production of different product targets in campaigns at the same commercial facility. We believe this capability will enable partners and customers to rapidly respond to fluctuating market conditions and maximize the value of their assets, by producing the highest value product at any given time.
Platform Validated Through Partnerships with Industry Leaders. We have demonstrated the commercial success of gas fermentation on feedstocks from a broad array of waste streams. Four commercial scale facilities in China utilizing steel off-gas and ferroalloy off-gas emission are currently being operated by entities in which the Shougang Joint Venture holds a controlling interest. A commercial plant using refinery off-gas feedstock, owned and operated by IndianOil, began operations in September 2023, and a commercial scale facility in Ghent, Belgium owned by our partner ArcelorMittal utilizing steel off-gas began operations in November 2023. The pilot-scale plant in Japan developed with Sekisui has been producing ethanol from gasified municipal solid waste since 2017. Construction on a next scale 1/10th commercial sized facility with Sekisui was completed in April 2022 and the facility has begun operations. Additionally, a demonstration-scale facility in Alberta, Canada, with partner Suncor, utilizing waste-based feedstocks, including municipal waste and forestry-residues, has produced ethanol in test runs since July 2022, and has now begun full operations. Various other commercial projects using refinery off-gases, industrial off-gases, biorefinery CO2, ferroalloy off-gases, gasified biomass, and gasified mixed plastic wastes are under development. We have worked with several partners on the integration of the gasification and gas fermentation processes to convert solid feedstocks to fermentation products, culminating in over 50,000 hours of pilot and demonstration scale operations on live synthesis gas (“syngas”) produced from gasification.
As a result of our ability to deliver a sustainable, economically advantaged solution to produce fuels chemicals and products using waste feedstocks, we have been able to attract key industry partners in our markets such as Mitsui, ArcelorMittal, Suncor, BASF, IndianOil, and others.
Third Party Sustainability Certifications: In 2020, a commercial Shougang Joint Venture plant (Hebei Shoulang New Energy Company) using LanzaTech’s carbon recycling technology received Roundtable on Sustainable Biomaterials (“RSB”) certification. RSB certification is awarded to facilities that ensure the traceability of their sustainable product lines, promote the health of their employees, support the welfare of their local communities, and mitigate environmental impacts.
In 2023, two commercial Shougang Joint Venture plants (Hebei Shoulang New Energy Company and Ningxia Binze New Energy Technology Company) equipped with LanzaTech’s carbon recycling technology received their International Sustainability & Carbon Certification (ISCC) PLUS and CORSIA certifications. The ISCC PLUS certification ensures traceable, deforestation-free supply chains for food, feed, chemical and energy markets. Additionally, the CORSIA certification validates that the ethanol produced from the plants using LanzaTech’s technology platform is eligible for use as a feedstock for sustainable aviation fuel in accordance with International Civil Aviation Organization requirements.

In 2023 LanzaTech Inc, LanzaTech EU BV and LanzaTech Private Limited successfully underwent third party audits for ISCC certifications and LanzaTech Inc continued to maintain its RSB Trader Certification. Trader certifications maintain the chain of custody of any products traded from a certified facility, providing CarbonSmart customers with assurances on the sustainability of their products along the supply chain.
Strong Intellectual Property Position. As of December 31, 2023, we owned or had licensed rights to 1,473 granted patents and 634 pending patent applications across 155 patent families in the United States, Europe, Asia and additional jurisdictions, in addition to our trade secrets. These issued patents and pending patent applications cover not only the upstream (such as gasification and gas conditioning), gas fermentation, and downstream (such as product separations and catalytic conversions) production systems that we are developing or may pursue in the future, but also certain of the underlying technologies used to develop our systems. Our intellectual property portfolio contains patent families spanning the entire platform, from the feedstock to the gas fermentation to the product recovery.
The following chart summarizes the breadth of our IP portfolio:
Extensive Industry Experience. We have over 18 years of experience developing, testing, scaling, and optimizing gas fermentation and integrating gas fermentation with upstream and downstream technologies, culminating in the world’s first commercial gas fermentation plant that our business partner in China started up and operates since 2018. Our management team brings over 150 years of combined research and development, engineering and scale up, operations, partnering and licensing experience in the energy industry.
Our Technology Platform
Overview
We have developed, scaled, and deployed an adaptable proprietary technology platform that integrates core gas fermentation with upstream processes, such as gasification and gas conditioning, and downstream processes, such as product separations and catalytic conversions.
Our technology platform is similar to brewing, but instead of using yeast that eat sugar to make alcohol, our biocatalysts, or microbes, eat waste carbon to make end products. Because our system is biological, and biological systems grow in dynamic environments and react in real time to changing conditions, it is much more tolerant of variability in feedstock composition and supply than systems based on catalytic chemistry and is, therefore, highly customizable.
Our technology platform can use feedstocks containing CO2, H2 and CO, including waste emissions from steel, oil refining, and ferroalloy industries, gasified municipal solid waste (“MSW”), agricultural wastes, and reformed biogas. We have demonstrated this with partners globally and have shown conversion of these input streams at various scales, including at four commercial facilities in China being operated by entities in which the Shougang Joint Venture holds a controlling interest using industrial emissions. Our commercial partners will be able to combine our gas fermentation system with different engineered biocatalysts to produce different products, allowing them to leverage their existing capital investment and to calibrate production to market conditions.
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
Future Proofing Feedstock Capability
CO2 sourced from biorefineries, industrial emissions, and DAC technologies can be coupled with H2 to produce products with extremely high carbon conversion efficiency of over 90% carbon utilization. Since H2 can be produced from renewable power via water electrolysis (“green”) or by steam methane reforming with carbon capture (“blue”), the carbon footprint of the products made can be a fraction of that relative to petroleum refining (depending on the source of power in the case of electrolysis). As more hydrogen is present in the feedstock, more carbon is captured into the ethanol product. We believe CO2 as a feedstock has the potential to disrupt the fuel and chemical supply chains by substituting CO2 for conventional fossil resources. By developing and integrating these approaches, we believe our technology platform is positioned to take advantage of the expected continued price reductions and capacity increases for renewable electricity, maximizing utilization of CO2 streams.
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
LanzaTech’s gas fermentation process has been demonstrated at four sites with 50,000 hours of operation in the field using steel mill waste gases plus another 50,000 hours of operating in the field integrating gasification, gas treatment and gas fermentation. The success of these 100,000 hours of experience at pilot and demonstration scales led to the May 2018 startup of the first operating commercial gas fermentation facility in the world, at the Jingtang Steel Mill in Caofeidian in Hebei Province, China. A second commercial plant, the Shoulang Jiyuan plant in Ningxia, China, of the same capacity and utilizing ferroalloy off-gas come online in April 2021. A third commercial plant, the Ningxia Binze plant in Ningxia, China, with an annual capacity of 60,000 tons and utilizing ferroalloy off-gas, came online in September 2022. A fourth commercial plant, the Guizhou Jinze plant in China, with an annual capacity of 60,000 tons and utilizing ferroalloy off-gas, came online in June 2023. A fifth commercial plant, the Panipat Refinery plant in India, with an annual capacity of 33,500 tons and utilizing refinery off-gas, came online in September 2023. A sixth commercial plant, the Steelanol plant in Belgium, with an annual capacity of 64,000 tons and utilizing steel off-gas, came online in November 2023. Together these facilities have produced over 75 million gallons of fuel-grade ethanol and mitigated over 380,000 tons of CO2. In addition to the six commercial plants operating globally, LanzaTech’s partner in Canada is operating a demo-scale facility utilizing waste-based feedstocks like forestry residues and LanzaTech’s partner in Japan is operating a 1/10th commercial-scale facility utilizing gasified unsorted municipal solid waste as a feedstock. These demo and 1/10th scale facilities completed construction in 2022 and are operating. There are 13 additional plants worldwide currently in various stages of advanced engineering development and dozens more in early stages of development. The 13 additional plants will use a mix of feedstocks including various industrial off-gases, gasified solids, CO2 and H2, and ethanol in instances where the plant will produce sustainable aviation fuel from the ATJ process.
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
Applications of Our Technology Platform

Overview
Our technology platform enables companies around the world to generate revenue from transformed carbon in waste resources. Across the supply chain, we promote a CarbonSmart circular economy, where both resource providers and end users can choose to be carbon-efficient by recycling or “locking” carbon into new products rather than making them from new fossil resources. Current and proposed applications of our technology platform include ethanol products, which can serve as the chemical building blocks for consumer goods, such as household cleaners and sustainable fuels, including sustainable aviation fuel, as well as protein products, that can be used as animal/fish feed and fertilizer. These applications are discussed further below.
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
As of the date of this Annual Report, 13 facilities are in advanced engineering utilizing our technology, as outlined in the graphic in the section titled “Business — Market Opportunity — Overview.” The first commercial facility to use our technology was the Shougang Joint Venture in 2018, a joint venture between us and Shougang Group and TangMing formed in 2011. This gas fermentation plant was the world’s first commercial facility to convert industrial emissions into sustainable ethanol. This plant has an annual production capacity of approximately 46,000 tons of ethanol.
Sustainable Aviation Fuel Products
Ethanol produced by us can be blended into road transport fuels or can be converted through the LanzaJet™ ATJ process to an ethanol-based ATJ-SPK and to sustainable diesel, both of which can be blended with their fossil equivalents. LanzaJet ATJ-SPK from our ethanol can demonstrate up to 80% GHG reduction compared to fossil alternatives depending on circumstances, including feedstock, geography and methodology. ATJ-SPK is qualified for use at up to a 50% blend level with conventional jet fuel for all commercial flights. This process is poised for commercial deployment. The process has a high potential jet yield of approximately 90%.
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
LanzaJet
With the goal of accelerating commercialization of the ATJ process, we helped launch LanzaJet in June 2020 and became shareholders along with Suncor and Mitsui, with British Airways and Shell joining as shareholders in 2021. LanzaJet received financing from the Microsoft Climate Fund in 2022. We currently hold approximately 23% stake in LanzaJet and account for our investment as an equity method investment because we do not control LanzaJet. Mitsui, Suncor, British Airways and Shell have committed, subject to certain conditions, to invest a total of up to $165 million. This first facility which will produce 10 million gallons of sustainable fuels was inaugurated in early 2024, and LanzaJet expects to begin production in 2024. Pursuant to the LanzaJet License Agreement, we granted to LanzaJet a perpetual, worldwide, non-transferrable, irrevocable, royalty-free, sublicensable, exclusive license to certain patents related to the conversion of ethanol to fuel. This license is exclusive including as to us. The primary waste biomass to be used for ethanol feedstocks is cellulosic wastes from sugar cane or other agricultural activities in Brazil. Additional, longer-term waste-based biomass-derived feedstocks for SAF include waste starch slurry from conventional fermentation and biogas derived from biomass degradation in landfills. Waste-based industrial off-gases can also be used to produce ethanol as a feedstock for the process.
Construction of the plant, located at the LanzaTech Freedom Pines Biorefinery in Soperton, Georgia, was also supported by participation from All Nippon Airways and a US Department of Energy grant of $14 million.
We anticipate LanzaJet’s partners and investors to deploy numerous commercial ATJ facilities above the 10 million gallons per year capacity of the LanzaTech Freedom Pines Biorefinery. LanzaJet is currently working with partners to confirm project locations and solidify the appropriate project structures. Locations for these facilities include Asia, mainland Europe, the United Kingdom, the United States and Australia. We expect these facilities will be funded by LanzaJet shareholders as well as other sources, including government grants and loan guarantees depending on the project structure and partners, location, and other factors.
DRAGON
In September 2021, Project DRAGON (Decarbonising and Reimagining Aviation for the Goal of Net Zero) was formally initiated. This waste-to-SAF project received £3.15 million in grant funding from the UK Secretary of State for Transport (the “UK Authority”) Green Fuels Green Skies program and £1 million from Innovate UK as part of the South Wales Industrial Cluster deployment program. LanzaTech is responsible for front-end engineering design and associated project development activities for the UK Authority to achieve a final investment decision for both the LanzaTech Gas Fermentation unit and the adjacent LanzaJet ATJ unit in Port Talbot, South Wales, United Kingdom. These activities, further supported in December 2022 by a £24.9 million grant from the UK Authority's Advanced Fuels Fund, are underway with a view to achieving a final investment decision in 2024 and full operations in 2026-2027 to produce 100 million liters per year of SAF for two major UK airlines. Overall the project is expected to play a significant role in meeting the UK government’s target of 10% SAF by 2030, as well as resulting in significant carbon emissions reductions compared to fossil kerosene, and to also reduce emissions of particulate matter and sulfur.
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
Project LOTUS
In September 2021, SkyNRG Americas in partnership with LanzaTech was awarded $1 million in funding for Project LOTUS (Landfill Off-gas To Ultra-low carbon intensity SAF) to design, build, operate, and maintain a production facility that will convert raw LFG into SAF. The project is expected to leverage green hydrogen and LanzaTech’s gas fermentation technology to convert LFG to ethanol at an operating landfill. The ethanol will be converted to SAF using the LanzaJet

ATJ technology developed by LanzaTech and Pacific Northwest National Laboratory and subsequently licensed to LanzaJet. SkyNRG Americas has numerous contractual partners, including Boeing and Alaska Airlines, who are committed to advancing use of SAF in flight.
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
Protein Products
An additional application of our technology platform is the production of protein products, either as a primary product from lysed, spent microbes from commercial facilities using LanzaTech’s technology. Microbial protein, composed of lysed, spent microbes also contains other valuable nutrients. These microbes have performed the task of gas fermentation, have been extracted from the relevant commercial unit and are no longer viable for fermentation. These materials can be extracted and used in numerous applications, including feed products for livestock and fish, fertilizers for agricultural applications, and protein extract-based products. Shougang LanzaTech (also referred as “SGLT” herein) is currently selling residual microbial protein as a component in fish and livestock feed products. Many of these markets are large and diverse, with stakeholders actively seeking sustainable and nutritious inputs. We believe our technology offers improved overall plant economics and environmental performance.
Significant composition testing on LanzaTech microbial protein has already been completed and detailed materials characterizations have been developed. These tests have shown that LanzaTech microbial protein products produced as a co-product of the fermentation process, contain very high protein content, typically exceeding 85 weight percent of the overall material mass. In addition, this type of microbial protein product for fertilizer and feed applications contains high concentrations of B vitamins and other minerals. These materials are beneficial in certain end-use applications such as animal feeds.
We believe that animal feed is the most profitable application for microbial protein. Fertilizer and biogas applications currently provide alternatives where feed applications are impractical. The nearest term applications for LanzaTech microbial protein include:
Animal/Fish Feed
Using LanzaTech microbial protein as a key ingredient in fish and animal feed represents a significant opportunity for LanzaTech. Global fishmeal production alone is six to seven million tons annually. Separation and drying of microbial protein for feed applications is similar to that of fertilizers, leading to potentially higher margins for LanzaTech and its customers. Studies have demonstrated that LanzaTech microbial protein produced from spent microbes, is effective as a partial replacement for fish meal and corn gluten meal in Atlantic Salmon at levels up to 15 weight percent in the diet. Nutrient digestibility and safety were demonstrated up to 30 weight percent in feed. Depending on region, regulatory approval may be required prior to marketing. Also, sufficient feed gas treatment is required for feed applications to ensure any detrimental gas contaminants do not enter the food chain.

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
Synthetic Biology and Chemical Products
Through our synthetic biology platform we can develop new microbes to produce additional chemical products. Our platform technology enables rapid scale-up of new microbes once they are developed. Beyond ethanol, we have demonstrated the ability to produce ethylene, isopropanol, and acetone directly from gases.
In 2022, we demonstrated direct continuous production of ethylene from CO2, creating a new non- fossil fuel pathway to this widely used commodity chemical. With a projected global market value of $170 billion by 2030, ethylene is widely used in the chemical industry, and its worldwide production capacity (estimated over 200 million tons per annum in 2021) is one of the largest of any chemical. Using oil or natural gas as feedstock, petrochemical plants use the cracking process to extract ethylene, which is then transformed into chemical compounds and plastics, which manufacturers use to produce many of the products used every day, including:
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
We believe we can further expand our product portfolio through the industrial microbiology capabilities we have pioneered and use our technology to produce high-value chemical intermediates used to make materials such as acrylics, fibers, plastics, and synthetic rubber. In the future, once fully developed, we believe these new microbes will have the potential to be dropped into any existing industrial gas fermentation facility to make new products from established transformed carbon feedstocks, in many cases leading to carbon capture and sequestration in consumer goods. We believe synthetic biology could enable the production of a wide variety of chemicals including alcohols, acids, esters, and ketones.
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
Patents
As of December 31, 2023, we had owned or in-licensed 1473 granted patents globally and 634 pending patent applications globally reflecting 155 patent families. We have filed patent applications continuously every year from 2007 to 2023, demonstrating continued innovation and establishing a steady patent estate viewed from a patent term perspective. As earlier filed patents reach their 20-year patent term, later filed patents remain enforceable thus providing a rolling patent estate of enforceable patents. Our patent estate is global in nature with patents or patent applications in over 50 individual countries and several pending applications in the International Patent System established by The Patent Cooperation Treaty.
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
This document contains references to trademarks, trade names and service marks belonging to us and to other entities. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that the applicable mark holder will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We do not intend our use or display of other companies’ trade names, trademarks or service marks to necessarily imply a relationship with, or endorsement or sponsorship of us by, any other companies.
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
Under the Battelle License Agreement, certain development milestones must be met, including completion of basic engineering for a commercial project and production of product at the Freedom Pines facility within 4 years and 3 years, respectively, from completion of certain DOE required technical milestones at the Freedom Pines facility. The agreement also requires that any products manufactured using the Battelle patent rights and sold within the United States will be substantially manufactured in the United States. Battelle retains the right to practice or license the Battelle patents to nonprofit institutions for research, development, or demonstration purposes. We licensed our rights and obligations under the Battelle License Agreement exclusively to LanzaJet. As such, we may only exercise these rights through a sublicense from LanzaJet.
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
The Battelle License Agreement remains effective until the last of the Battelle patent rights expires, is abandoned or is adjudicated invalid, unless the agreement is earlier terminated. The last of the Battelle patent rights are currently scheduled to expire in approximately October 2035. Battelle may terminate the agreement if we become insolvent or if we fail to meet certain reporting or payment requirements under the agreement. Battelle may also terminate the agreement or convert the license into a non-exclusive license if we fail to reach certain of the above mentioned development milestones within the applicable time periods. We may terminate the Battelle License Agreement upon 60 days’ prior notice to Battelle, and either party may terminate the agreement if the other party breaches the agreement and fails to cure such breach after 60 days’ notice. We agreed to indemnify Battelle against certain third-party claims related to the Battelle patents.
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
Each of Mitsui, Shell, British Airways and Suncor agreed to make an additional cash investment following the achievement of certain development milestones relating to the demonstration facility, which payments we refer to as second tranche investments. If made, the second tranche investments would fund the development and operation of commercial facilities by Mitsui, Shell, British Airways and Suncor, respectively. These commercial facilities would sublicense the relevant fuel production technology from LanzaJet. Upon the closing of each of the first three of these second tranche investments and no later than the sublicensing of the relevant facility, LanzaJet is required to issue additional LanzaJet shares to us. We currently hold approximately 23% of the outstanding shares of LanzaJet. Upon the issuance of additional shares to us in connection with the closing of each of the first three potential second tranche investments, we would hold approximately 40%, 50% and 57% of the outstanding shares of LanzaJet, respectively. Unless and until two second tranche investments are made and assuming none of the employee equity incentive pool is issued as shares, LanzaJet undertakes an initial public offering or a sale of LanzaJet occurs under certain circumstances, we would remain a minority shareholder of LanzaJet.
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
LanzaJet Note Purchase Agreement
On November 9, 2022, we and the other LanzaJet shareholders entered into the LanzaJet Note Purchase Agreement, pursuant to which FPF, a wholly owned subsidiary of LanzaJet, will issue, from time to time, notes in an aggregate principal amount of up to $147.0 million (the “LanzaJet Notes”), comprised of approximately $113.5 million aggregate principal amount of 6.00% Senior Secured Notes due December 31, 2043 and $33.5 million aggregate principal amount of

6.00% Subordinated Secured Notes due December 31, 2043. We committed to purchase $5.5 million of Subordinated Secured Notes in a funding which occurred on May 1, 2023. The Senior Secured Notes are secured by a security interest over substantially all assets of FPF, and both the Senior Secured Notes and the Subordinated Secured Notes are secured by a security interest over all intellectual property owned or in-licensed by LanzaJet. LanzaJet also provides a guarantee of any costs and expenses required to complete the LanzaJet Freedom Pines Demonstration Facility and achieve commercial operation.
Each purchaser of LanzaJet Notes under the LanzaJet Note Purchase Agreement is also entitled to receive a warrant for the right to purchase 575 shares of common stock of LanzaJet for each $10,000 of LanzaJet Notes purchased by such purchaser. On May 1, 2023, we received warrants to purchase 316,250 shares of common stock of LanzaJet for an exercise price of $0.01 per share in connection with our purchase of $5.5 million of LanzaJet Notes.
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
Shougang Joint Venture License Agreement
On September 6, 2021, we entered into an Intellectual Property Rights License Agreement with the Shougang Joint Venture, which was subsequently amended in August 2023 (as amended, the “Shougang Joint Venture License Agreement”). Under the Shougang Joint Venture License Agreement, we granted the Shougang Joint Venture a license to certain of our intellectual property rights, including certain patented fermentation processes, alcohol production processes, novel bacteria and trademarks. The license we granted to the Shougang Joint Venture is a non-transferable (except with our written consent), exclusive, sublicensable commercial license under the licensed subject matter, to utilize gas fermentation technology to produce ethanol and by-products at commercial facilities in China. The Shougang Joint Venture may sublicense its rights to third-party contractors acting on its behalf, subject to certain conditions.
In consideration for the licenses we granted to the Shougang Joint Venture, the Shougang Joint Venture agreed to pay us a royalty on a graduated scale from 8% to 20% of all sublicensing revenues become payable to the Shougang Joint Venture in connection with the establishment and sublicensing of certain commercial facilities by the Shougang Joint Venture after the first commercial facility. As of the date of this Annual Report, we have received approximately $1,200 thousands in royalty payments from the Shougang Joint Venture pursuant to the Royalty Payment Plan, and corresponding to the fixed licensing consideration, calculated as a percentage of the maximum amount of royalties owed to SGLT from its sublicenses. Because our shareholding ratio in the Shougang Joint Venture has fallen below 10% due to a financing prior to the submission of an application by the Shougang Joint Venture for an initial public offering on a securities exchange in China, we have the right to request an adjustment to the royalty rates payable to us by the Shougang Joint Venture. This right will automatically terminate upon the submission of an application by the Shougang Joint Venture for an initial public offering on a securities exchange in China. If such application is subsequently terminated, our right to request an adjustment to the royalty rates will resume. The Shougang Joint Venture License Agreement provides that we will solely own all developed technology that results from, is based on, or uses the licensed subject matter in the operation of the Shougang Joint Venture, and all such technology will be subject to the license granted to the Shougang Joint Venture.
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
Joint Venture Agreement with Olayan Financing Company
On October 30, 2023 we entered into a joint venture agreement with Olayan Financing Company (“OFC” and such agreement, the “Olayan JV Agreement”). Under the Olayan JV Agreement, we agreed to exclusively partner with OFC on developing certain projects employing CCT technology in the Kingdom of Saudi Arabia and on a mutually agreed basis for certain projects employing CCT in the broader Middle East. The joint venture will deploy the LanzaTech gas fermentation process at commercial scale production facilities by way of direct project investments and/or technology licensing transactions. The joint venture will manage the offtake and/or marketing rights arising in respect of each project opportunity. The joint venture has the ability to explore other commercial production facilities in the Kingdom of Saudi Arabia and the broader territory as defined in the Olayan JV Agreement.
Grant Agreement with the European Climate, Infrastructure and Environment Executive Agency
Through our subsidiary LanzaTech BV, on October 7, 2020, we entered into a Grant Agreement (the “CINEA Grant Agreement”) with the European Climate, Infrastructure and Environment Executive Agency (formerly the Innovation and Networks Executive Agency of the European Union) (“CINEA”), along with SkyNRG BV (“SkyNRG”), RSB Roundtable on Sustainable Biomaterials Association, E4tech (UK) Ltd and Fraunhofer Gesellschaft zur Forderung der Angewandten Forschung E.V. The CINEA Grant Agreement provides for the award of a grant from CINEA to the parties to the CINEA Grant Agreement to fund the “Fuel via Low Carbon Integrated Technology from Ethanol” program, which we refer to as the FLITE program, to expand the supply of low carbon jet fuel in Europe by designing, building, and demonstrating an innovative ethanol-based ATJ technology in an ATJ Advanced Production Unit. Pursuant to the CINEA Grant Agreement, LanzaTech is responsible for plant design, construction and operations using ATJ technology.
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
On the fifth anniversary of the Brookfield SAFE, we will repay in cash any remaining unconverted portion of the Initial Purchase Amount (the “Remaining Amount”), plus interest in the high single digits, compounded annually. For each $50,000,000 of aggregate equity funding required for qualifying projects acquired by Brookfield in accordance with the Brookfield Framework Agreement, the Remaining Amount would be reduced by $5,000,000 (such reduction, the “Non-Repayable Amount”) and interest forgiven. Equity funding for any one or more projects in excess of $50,000,000 in the aggregate will be counted towards the next $50,000,000 of equity funding required for qualifying projects.
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
As of December 31, 2023, we had over 414 full-time equivalent employees working for LanzaTech in the United States, China, India, the United Kingdom, the European Union and New Zealand. None of our employees has engaged in any labor strikes. We have no collective bargaining agreements with our employees. We consider our relationship with our employees to be positive and have not experienced any major labor disputes.
Facilities
LanzaTech’s global headquarters and R&D center are co-located at the Illinois Science + Technology Park research campus in Skokie, Illinois. The facility houses LanzaTech’s state-of-the-art laboratories dedicated to synthetic biology, product synthesis, and analytics. In addition to its R&D center, the LanzaTech Freedom Pines Biorefinery located in Soperton, Georgia is used for scaling up and production. The site includes multiple >100 L gas fermentation systems emulating commercial designs and supporting laboratory facilities and is also the site of LanzaTech’s scale up of the ATJ process.
Company Website and Available Information
LanzaTech's website address is www.lanzatech.com. We use our website as a channel of distribution for company, financial and other information. Our website also includes information about our corporate governance. We intend to post on our website any amendment or waiver of the Code of Business Ethics with respect to a member of our Board or any of the executive officers named in our proxy statement. Information contained on our website is not part of this report.
On the Investor Relations page on our website, we make available our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). The SEC maintains www.sec.gov, containing annual, quarterly and current reports, proxy statements and other information we file electronically with the SEC.

Item 1A. Risk Factors
An investment in our equity securities involves a high degree of risk. Before you make a decision to buy our equity securities, in addition to the risks and uncertainties discussed in the section titled “Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below, together with all of the other information contained in this annual report, including our financial statements and related notes appearing at the end of this annual report and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our equity securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Summary of Risk Factors
The following is a summary of the principal risks to which our business, operations and financial performance are subject. Each of these risks is more fully described in the individual risk factors immediately following this summary.
•We have incurred losses and anticipate continuing to incur losses, and have not yet generated material revenues from marketing of CarbonSmart products and sale of equipment.
•The success of our partners’ plant operations is significantly dependent upon the strong execution and operation of each project by the respective industry partner as we rely, and expect to continue to rely, heavily on industry partners to effect our growth strategy and to execute our business plan, and our failure to successfully maintain and manage these relationships and enter into new relationships could prevent us from achieving or sustaining profitability.
•Fluctuations in the prices of waste-based feedstocks used to manufacture the products produced using our process technologies, the price of fossil feedstocks relative to the price of our waste-based feedstocks, and the availability of the waste-based feedstocks may affect our or our industry partners’ cost structure, gross margin and ability to compete.
•We compete in an industry characterized by rapidly advancing technologies, intense competition and a complex intellectual property landscape, and our failure to successfully compete with other companies in our industry may have a material adverse effect on our business, financial condition and results of operations and market share.
•We may require additional financing to fund our operations and complete the development and commercialization of the process technologies that produce each of our products or new aspects of our existing process technologies that produce each of our products, and we may not be able to do so on favorable terms in a timely fashion.
•Even if we successfully develop process technologies that produce products meeting our industry partners’ specifications, the adoption of such process technologies by our industry partners may be delayed or reduced, or our costs may increase.
•Failure of LanzaJet to complete its initial facility or failure of third parties to adopt the LanzaJet process in their commercial facilities for the production of sustainable aviation fuel (“SAF”) may severely impact our business, financial condition, results of operations and prospects.
•Governmental programs designed to incentivize the production and consumption of low-carbon fuels and carbon capture and utilization, may be implemented in a way that does not include products produced using our novel technology platform and process technologies or could be repealed, curtailed or otherwise changed, which would have a material adverse effect on our business, results of operations and financial condition.

•Our ability to scale fast enough to reach profitability levels sufficient to generate a return on investment
•Risk that waste-based and other feedstock may be used in alternative processes, restricting the addressable market for LanzaTech
•If we experience a significant disruption in our information technology systems, including security breaches, or if we fail to implement new systems and software successfully, our business operations and financial condition could be adversely affected.
•Political and economic uncertainty, including changes in policies of the Chinese government or in relations between China and the United States, may impact our revenue and materially and adversely affect our business, financial condition, and results of operations.
•Our ability or the ability of our partners to operate in China may be impaired by changes in Chinese laws and regulations, including those relating to taxation, environmental regulation, restrictions on foreign investment, and other matters, which can change quickly with little advance notice.
•Our operations and financial results may be impacted if the Chinese government determines that the contractual arrangements constituting part of the Shougang Joint Venture VIE structure do not comply with Chinese regulations, or if these regulations change or are interpreted differently in the future.
•We and our partners may be subject to regulatory actions by the Chinese government targeting concerns related to data security and monopolistic behavior.
•Changes in China’s economic, political or social conditions or legal system or government policies could have a material adverse effect on our business and operations.
•We may be subject to risks that the Chinese government may intervene or influence our operations at any time.
•We and our industry partners are subject to extensive international, national and regional laws and regulations, and any changes in laws or regulations, or failure to comply with these laws and regulations, could have a material adverse effect on our business.
•Market prices for more sustainable, waste-based products that our process technologies enable are subject to volatility and there is a limited referenceable market for such products.
•Our patent rights and trade secrets protections may not provide commercially meaningful protection against competition, and we may not be able to operate our business without infringing the proprietary rights of third parties.
•There can be no assurance that our warrants will be in the money at the time they become exercisable, and they may expire worthless.
Risks Related to Our Business and Industry
We have incurred losses and anticipate continuing to incur losses.
We have not achieved operating profitability in any quarter since our formation. Our net losses after tax were approximately $134.1 million year ended December 31, 2023 and $76.4 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $831.9 million. We anticipate that we will continue to incur losses until we can sufficiently scale our operations. We cannot guarantee when we will operate profitably, if ever. The profitability of products produced using our process technologies depends largely on manufacturing costs and the market prices of the products produced using our process technologies. In the case of the partners with which we have entered licensing agreements, the prices they are able to charge impact the royalty fees we derive from their revenues. We must sustain the relationships we have developed with our current partners and successfully establish relationships with new partners to which we can license our proprietary technologies or with whom we can co-develop plants, and we must continue to find ways to further enhance our technology platform and product portfolio. If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.
The success of our partners’ plant operations is significantly dependent upon the strong execution and operation of each project by the respective industry partner as we rely, and expect to continue to rely, heavily on industry partners to effect our growth strategy and to execute our business plan. Our failure to successfully maintain and manage these relationships and enter into new relationships could delay our anticipated timelines, prevent the successful development and commercialization of products produced using our process technologies, negatively impact our financial results and prevent us from achieving or sustaining profitability.
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
We have entered into and anticipate entering into non-binding letters of intent, memoranda of understanding, term sheets and other arrangements with potential industry partners and cannot assure you that such arrangements will lead to definitive agreements. If we are unable to finalize these arrangements in a timely manner and on terms favorable to us, our business will be adversely affected.
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
If we and our partners are unable to construct these plants within the planned timeframes, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease land on which to build plants, a stoppage of construction as a result of any global health crises or pandemic, the imposition or heightening of sanctions or other economic or military measures in relation to the current conflicts in Europe and the Middle-East, unexpected construction problems, permitting and other regulatory issues, severe weather, labor disputes, and issues with subcontractors or vendors, including payment disputes, our business, financial condition, results of operations and prospects could be severely impacted.
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
As of the date of this Annual Report, 13 facilities are in advanced engineering phases utilizing our technology and dozens more in earlier stages of development. We anticipate the deployment of numerous commercial facilities to accelerate the commercialization of our process. If we are unable to adequately reduce and control the operating and capital costs of our and our partners’ facilities that deploy our process technologies, we will be unable to realize manufacturing volume and cost targets. We and our partners may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our current business model. This could slow the market adoption of our process technologies and products, damage our reputation with current or prospective industry partners and investors, and harm our business, financial condition, results of operations and prospects.

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
The production of products using our process technologies will require large volumes of waste-based feedstocks. We cannot predict the future availability of any waste-based feedstock necessary to produce products using our process technologies. The supply of waste-based feedstocks might be impacted by a wide range of factors, including increased competition, weather conditions, natural disasters, droughts, floods, changes in the waste-producing industries, the imposition or heightening of sanctions or other economic or military measures in relation to the current conflicts in Europe and Middle-East, or government policies and subsidies. Declines in the availability of the waste-based feedstocks used to produce products using our process technologies could cause delays or reductions in production, increases in the prices of products produced using our process technologies, and reductions in demand for products produced using our process technologies, resulting in reduced revenue for us.
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
Our financial projections are based on our estimates and assumptions concerning various factors which are subject to significant risks and uncertainties, many of which are beyond our control, and therefore actual results in the past and may in the future differ materially. These estimates and assumptions include, among others: estimates of the total addressable market for products produced using our process technologies; assumptions regarding industry partner demand and performance under existing agreements and industry partner agreements currently under negotiation; estimates of the rate at which project starts can be achieved; assumptions regarding our ability to identify and convert new customers; estimates of our ability to retain and add capacity with existing customers; assumptions regarding our ability to negotiate and structure product offtake; estimates of the rate and timelines at which certain project development milestones can be achieved; assumptions regarding our ability to scale production to meet current and future demand; and assumptions regarding research, product development, product timelines, operational execution and demand. These estimates and assumptions are subject to various factors beyond our control, including, for example, changes in industry partner demand, changes in the supply of feedstock, increased construction costs for our plants, changes in the regulatory environment, the impact of global health crises, the imposition or heightening of sanctions or other economic or military measures in relation to the current conflicts in Europe and Middle East, and changes in our executive team. Notably, our financial projections reflect assumptions regarding contracts that are currently under negotiation with, as well as indications of interest from, potential industry partners who may withdraw at any time. Accordingly, our future financial condition and results of operations may differ materially from our projections and expectations. Our failure to achieve our projected results could harm the trading price of our securities and our financial position and make it challenging for us to raise additional financing to fund our operations.
We may require additional financing to fund our operations and complete the development and commercialization of the process technologies that produce each of our products or new aspects of our existing process technologies that produce each of our products, and we may not be able to do so on favorable terms.
Our operations have consumed substantial amounts of cash since inception, and over time we expect to substantially increase our spending, in particular, as we:
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
We believe our existing cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the date of this Annual Report. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may spend more money than currently expected because of circumstances beyond our control. Moreover, we and our industry partners may experience delays in the production of commercial quantities of products, in a manner that is cost-effective and at suitable quality levels, which would postpone our ability to generate revenue associated with the sale of such products. Securing additional financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of its attention away from our business activities, which may adversely affect our ability to conduct our day-to-day operations. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to:
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
Over the past several years, we have experienced significant expansion of our business. We expect this growth to continue and accelerate in the future in connection with our commercialization efforts, and expanded research and development activities. Our ability to effectively manage our anticipated growth and expansion of our operations will require us to do, among other things, the following:
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
Failure of LanzaJet to complete its initial facility or failure of third parties to adopt the LanzaJet process in their commercial facilities for the production of SAF may severely impact our business, financial condition, results of operations and prospects.
Pursuant to the LanzaJet Investment Agreement, described in more detail in the section entitled “Business — Key Collaboration Agreements — LanzaJet Agreements — LanzaJet Amended and Restated Investment Agreement,” Mitsui, Suncor Energy Inc. (“Suncor”), British Airways PLC, a subsidiary of International Consolidated Airlines Group (“British Airways”) and Shell Ventures LLC (“Shell”) have committed to invest in LanzaJet a total of up to $120 million in second tranche investments upon the achievement of certain development milestones relating to an initial demonstration facility located at the LanzaTech Freedom Pines Biorefinery in Soperton, Georgia (the “Soperton facility”). Pursuant to the LanzaJet Investment Agreement, $45 million has already been invested in setting up LanzaJet and in constructing the Soperton facility. Our partners have likewise agreed to determine the feasibility of developing additional potential facilities for the commercial scale production of alcohol-to-jet (“ATJ”) fuel.
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
Furthermore, we currently have approximately a 23% voting interest (including in-substance common stock) in LanzaJet and are not able to make decisions on behalf of LanzaJet without support from other shareholders. We will remain a minority shareholder in LanzaJet unless we are issued shares pursuant to the LanzaJet Amended and Restated Investment Agreement upon the closing of at least two of the second tranche investments by any of Mitsui, Suncor, British Airways and Shell. The conditions for these second tranche investments include performance requirements at the Soperton facility, regulatory approvals, the negotiation of additional agreements and other conditions which are outside our control. These conditions have not been, and may never be, met. As such, we cannot guarantee when or whether we will become majority shareholders in, or exercise control over, LanzaJet at any time in the future.
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
In connection with the LanzaJet Shareholder Loan described in more detail in the section entitled “Business — Key Collaboration Agreements — LanzaJet Agreements — LanzaJet Amended and Restated Stockholders’ Agreement ,” LanzaJet collaterally assigned its license from LanzaTech to secure the LanzaJet Freedom Pines Fuels LLC (“FPF”) shareholder debt. In the event of a default by FPF, LanzaJet shareholders could prevent LanzaJet from funding FPF to cure its default and ultimately foreclose on LanzaJet’s license.

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
Our success is highly dependent on our ability to maintain and efficiently utilize our technology platform, and to effectively identify potential products from which to develop and commercialize new process technologies, and problems related to our technology platform could harm our business and result in wasted research and development efforts.
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
Our microbial protein products activity, which allows for the extraction of spent microbes that contain protein and other valuable nutrients which can then be used in numerous applications, may not develop as currently expected.
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
Our corporate headquarters are located in Skokie, Illinois and we work with industry partners in multiple other locations, including in China, Japan, India, Canada, Australia, Italy, Spain, UK, Netherlands and South Africa. These locations, in particular a number of our current and potential non-U.S. locations, may be subject to social, economic and political instability, such as social uprisings. Any of our or our industry partners’ facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, tsunamis, nuclear disasters, acts of terrorism or other criminal activities, the imposition or heightening of sanctions or other economic or military measures in relation to the current conflicts in Europe and the Middle-East, infectious disease outbreaks and power outages, which may render it difficult or impossible for us or our industry partners to operate our businesses for some period of time. Our and our industry partners’ facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our or our industry partners’ operations could negatively impact our business and results of operations, and harm our reputation. Our or our industry partners’ disaster recovery plans may not be sufficient to address an actual disaster, in particular any events that negatively impact our or our industry partners’ physical infrastructures. In addition, we and our industry partners may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our results of operations and financial condition, and success as an overall business.
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
The United States Congress could repeal, curtail or otherwise change the RFS II program in a manner adverse to us, such as by excluding products produced using our novel technology platform and process technologies. Similarly, the EPA could curtail or otherwise change its administration of the RFS II program in a manner adverse to us, including by not increasing or even decreasing the RVO, by waiving compliance with the RVO or otherwise. Furthermore, judicial review of the EPA’s actions, including any judicial decisions that the EPA failed to adequately evaluate the environmental impacts of RFS II, could create uncertainty in the administration of the RFS II program. In addition, while Congress specified RFS II volume requirements through 2022 (subject to adjustment in the rule making process), beginning in 2023 required volumes of renewable fuel will be largely at the discretion of the EPA (in coordination with the Secretary of Energy and Secretary of Agriculture), which must set the volumes after evaluating a set of particular statutory factors. We cannot predict what changes, if any, will be instituted or the impact of any changes on our business, although adverse changes could seriously harm our business, results of operations and financial condition.
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
The value of products produced using our process technologies may be dependent on the value of carbon credits, programs relating to low-carbon materials and products standards and other similar regulatory regimes or the implicit value of decarbonized materials. The value of these credits fluctuates based on market and regulatory forces outside of our control. There is a risk that the supply of low-carbon alternative materials and products outstrips demand, resulting in the value of carbon credits declining. Any such declines could mean that the economic benefits from our industry partners’ efforts to decarbonize their operations might not be realized. Any decline in the value of carbon credits or other incentives associated with products produced using our process technologies could harm our results of operations, cash flow and financial condition. The value of carbon credits and other incentives may also be adversely effected by legislative, agency, or judicial determinations.
We expect to rely on a limited number of industry partners for a significant portion of our near-term revenue.
We currently have agreements with a limited number of industry partners, from which we expect to generate most of our revenues through the end of 2024. Entities in which the Shougang Joint Venture holds a controlling interest operate the four currently operating commercial scale facilities that produce low carbon ethanol using our process technology. In addition, commercial scale facilities are in advanced stages of commissioning by our partners ArcelorMittal and IndianOil. The facilities are expected to finalize commissioning in the coming months. The loss of one or more of our industry partners, a substantial reduction in the scope of their projects, their failure to exercise customer options, their unwillingness to extend contractual deadlines if we are unable to meet production requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. If we fail to perform under the terms of these agreements, the industry partners could seek to terminate these agreements or pursue damages against us, including liquidated damages in certain instances, which could harm our business.
Our revenue is relatively concentrated within a small number of key customers, and the loss of one or more of such key customers may adversely affect our business, financial condition, and results of operations.
For the fiscal year ended December 31, 2023, our largest contracting entity accounted for 38% of our revenue. For the fiscal year ended December 31, 2022, our largest contracting entity accounted for 22% of our revenue. Our customer mix can change rapidly, and we may see changes in customer concentrations in the future. If or when any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our business, financial condition, and results of operations may be adversely affected.
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
•existing and proposed business operations or the need to install enhanced or additional controls;
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
Likewise, in the normal course of business, we and our industry partners may need to obtain and comply with air emissions permits pursuant to the Clean Air Act and water discharge permits pursuant to the Clean Water Act in the United States, and similar environmental permits and authorizations across the globe relating to air and water emissions. Potential changes to regulatory, permit and authorization standards, requirements or processes may result in uncertainty and additional costs for us and our industry partners.
Furthermore, GHG emissions are subject to environmental laws and regulations in the various jurisdictions in which we and our industry partners have operations. Some of our and our industry partners’ operations are within jurisdictions that have or are developing regulatory regimes governing emissions of GHGs, including carbon dioxide (“CO2”). These include existing coverage under the European Union Emission Trading System, the California cap and trade scheme, India’s Performance, Achieve and Trade scheme, South Africa’s Trade Exposure and Greenhouse Gas Benchmark Regulations, the Tokyo Cap-and-Trade Program, China’s Emission Trading Scheme, related subnational programs and any potential expansions of these policies or related policies. In addition, the EPA requires mandatory reporting of GHG emissions and is regulating GHG emissions for new construction and major modifications to existing facilities. The EPA and California regulate the amount of GHGs that may be emitted by new motor vehicles, including light-, medium-, and heavy-duty vehicles. The EPA sets GHG standards for new commercial airplanes. California and several states also implement zero-emission vehicle standards, which require manufacturers to produce and sell an increasing volume of electric vehicles. These and related regulations could be implemented and developed in ways that reduce or eliminate reliance on carbon-based fuels in transportation, for example, by hastening the widespread adoption of electricity or hydrogen as a fuel source, in lieu of low-carbon fuels, for certain categories of transportation vehicles.

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
If scientists, policy makers, and other actors convince governments and corporations to enact policies that disfavor or disincentivize the production of carbon-based fuels and the development and deployment of carbon capture and utilization technology, it could harm our business, results of operations, and financial condition
There are a number of scientists, policy makers and other actors who believe carbon capture and utilization technologies will prolong the life of high-carbon sectors and impede the transition to renewable energy sources. Such individuals believe that using the carbon capture and utilization process to produce fuels, such as ethanol, defers the emission of CO2 into the atmosphere and that anything that promotes the adoption of low-carbon fuels and advanced liquid fuels (other than hydrogen produced via electrolysis) will result in “locking in” a carbon economy from which the world should be moving away. These scientists, policy makers and other actors advocate for the adoption of regulations and incentives that would reduce or eliminate reliance on carbon-based fuels in favor of the adoption of electricity and hydrogen as fuel sources.
If scientists, policy makers and other actors are successful in convincing governments and corporations to enact policies that disfavor, or changes in government administrations result in shifts in policy that disincentivize, the production of carbon-based fuels and the development and deployment of carbon capture and utilization technology, it could negatively impact the demand for products produced using our process technologies and our ability to maintain and develop relationships with our strategic partners, which would harm our business, results of operations and financial condition. The viability of our business model also could be impacted if, over time, popular, government and corporate support continues to gravitate away from the use of carbon-based fuels toward the predominant use of electricity and hydrogen as fuel sources.
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
Our genetically engineered microbes may be subject to regulatory scrutiny and may face future development and regulatory difficulties. Additionally, failure to obtain import permits in a timely fashion for all relevant microbes in jurisdictions with our industry partners could adversely affect our business and continuity of operations.
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
As a result of the Business Combination, we have become a public company, and as such, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, and we are also required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of Nasdaq, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations is burdensome. Our management and other personnel have recently devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our historical legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance than we obtained as a private company, and could also make it more difficult for us to attract and retain qualified members of the LanzaTech Board as compared to when we were a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We hired additional accounting and financial staff, and engaged outside consultants, all with appropriate public company experience and technical accounting knowledge and maintained an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability.
Our management has limited experience in operating a public company.
Our executive officers and directors have limited experience in the management of a publicly traded company subject to significant regulatory oversight and reporting obligations under the federal securities laws. Our management team’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.
If we experience a significant disruption in our information technology systems, including security breaches, or if we fail to implement new systems and software successfully, our business operations and financial condition could be adversely affected.
We depend on information technology systems to, among other functions, control our manufacturing processes, process orders and invoices, collect and make payments, interact with industry partners and suppliers, manage inventory and otherwise conduct our business. We also depend on these systems to respond to inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment and record and pay amounts due to vendors and other creditors. The failure of our information technology systems or of information technology systems maintained by third parties to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and industry partners. As we implement planned upgrades or changes to systems, we may also experience interruptions in service, loss of data or reduced functionality and other unforeseen material issues which could adversely impact our ability to provide quotes, take orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations could be adversely affected.
In addition, cyber-attacks or security breaches could compromise our trade secrets or other confidential, business critical information, cause a disruption in our operations, or harm our reputation. Our information technology systems are subject to potential disruptions, including significant network or power outages, service disruptions or interruptions from third-party information technology service providers, software or hardware errors, cyberattacks, computer viruses, malware, ransomware events, other malicious codes and/or unauthorized access attempts, denial-of-service attacks, phishing schemes, fraud, or other disruptive problems, any of which, if successful, could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Despite our efforts to protect sensitive information and comply with and implement data security measures, there can be no assurance that any controls and procedures that we have in place will be sufficient to protect us. Further, as cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modify or enhance our systems in the future. We may also be required to expend resources to monitor for and remediate cyber-related incidents or to enhance and strengthen our cyber security, including by deployment of additional personnel and technical protection measures, further training of employees, changing vendor control and monitoring practices, and engaging third-party experts and consultants. Any such disruptions to our information technology systems, breaches or compromises of data, or misappropriation of information could result in violations of privacy and other laws, litigation, fines, negative publicity, lost sales or business delays, any of which could have a material adverse effect on our business, financial condition or results of operations.

International sales by us and our industry partners expose us and our industry partners to the risk of fluctuation in currency exchange rates, rates of foreign inflation and trade restrictions, which could adversely affect our results of operations.
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
Changes in interest rates and capital availability and other market factors may impact investment and financing decisions by our industry partners, which could adversely affect our results of operations.
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
We believe our company culture has contributed to our success, and if we cannot maintain this culture as we grow our business could be harmed. What made us successful to date will not necessarily be what makes us successful in the future. The skills and capabilities required to manage the business must evolve as the business evolves
We believe that our culture has contributed to our success to date. We have invested in building a strong corporate culture and believe it is one of our most important and sustainable sources of competitive advantage. Our corporate culture is team-oriented, community-based and rooted in company values to promote close alignment between employees throughout the organization. Community strengthening events and team activities encourage cross-team and cross-location interactions. This foundation promotes an understanding of our organizational values and ensures that our team members stand for and contribute to the vision and objectives of the company. Any failure to maintain our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. In addition, as we develop the systems and processes associated with being a public company, we may find it difficult to maintain these important aspects of our culture. Furthermore, as we grow and evolve on an international scale, we may find it increasingly difficult to maintain these beneficial aspects of our corporate culture throughout our global footprint. If we fail to maintain our corporate culture, or if we are unable to retain or hire key personnel that contribute positively to our corporate culture, our business and competitive position may be harmed.
Causes of supply chain challenges could result in delays or increased costs for us and our partners deploying our technologies.
The products that we and our partners produce using our process technologies must be delivered to our industry partners and involve a variety of inputs which must be procured and delivered to our facilities. Our suppliers, sub-contractors and industry partners have been disrupted by certain issues, including worker absenteeism, quarantines, restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures or other travel or health-related restrictions. Supply chain disruptions may also occur from time to time due to a range of factors beyond our control, including, but not limited to, climate change, increased costs of labor, freight costs and raw material prices along with a shortage of qualified workers. Such issues may cause delays in the delivery of, or increases in the cost of, the inputs used in our process technologies, potentially resulting in delays or increased costs for us and our partners deploying our technologies or for our industry partners purchasing our products, which may materially impact our business, financial condition and results of operations.
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
We have not yet generated material revenues from new business lines and our revenue forecast must be considered in light of the uncertainty and risks frequently encountered by companies in their early stage of development.
We have not yet generated material revenues from new business line such as the sale of equipment. We are subject to the risks inherent to early-stage companies seeking to develop, market and distribute new products, particularly companies in evolving markets such as renewable energy and technology. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products in a competitive environment.
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
We have incurred losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2023, we had approximately $321 million in U.S. federal net operating loss carryovers to offset future taxable income.
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
The implementation of sanctions on certain Chinese individuals or entities may result in complications for our interactions with LanzaTech China Limited, the Shougang Joint Venture and our joint venture partners in China, or with certain of our strategic investors located in China, including Sinopec. Sinopec is a Chinese investment platform that was jointly established in 2018 by China Petrochemical Corporation (“Sinopec Group”) and China Petroleum & Chemical Corporation (“Sinopec Corp”). Sinopec Corp is a majority-owned subsidiary of Sinopec Group, which is controlled by the State-owned Assets Supervision and Administration Commission of the State Council of the People’s Republic of China. Based on publicly available information provided by China Petroleum & Chemical Corporation, as of February 2024, the China Petroleum & Chemical Corporation holds, directly or indirectly, 49% of the equity/voting rights of Sinopec. As a result of potential trade and investment restrictions, we may be unable to complete an investment in any joint venture that we may enter into with Sinopec. Sanctions also may negatively impact our ability to repatriate dividends from a Chinese joint venture and may result in further costs or delays as a result of currency controls. These increased costs and restrictions may reduce our margins or reduce demand for our products if prices increase for our industry partners, and could adversely affect our business, financial condition, and results of operations.
Our ability or the ability of our partners to operate in China may be impaired by changes in Chinese laws and regulations, including those relating to taxation, environmental regulation, restrictions on foreign investment, and other matters, which can change quickly with little advance notice.
While we are headquartered in Skokie, Illinois, we are a global business and have operations in China. This includes a minority ownership stake in the Shougang Joint Venture, several strategic investors located in China, including Sinopec, and a core team of technical, business and administrative professionals at a LanzaTech office in Shanghai, which support the ongoing operations and further growth of the business in China. We license our technology in China to the Shougang Joint Venture. Entities in which the Shougang Joint Venture holds a controlling interest currently produce low carbon ethanol at three commercial scale facilities using our process technology, which, in addition to its use as fuel, is transported and processed for use in consumer products.
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

Our operations and financial results may be impacted if the Chinese government determines that the contractual arrangements constituting part of the Shougang Joint Venture VIE structure do not comply with Chinese regulations, or if these regulations change or are interpreted differently in the future.
We have business operations in China, several strategic investors located in China, including Sinopec, and a core team of technical, business and administrative professionals at a LanzaTech office in Shanghai, which support the ongoing operations and further growth of the business in China. We also hold a minority ownership stake in the Shougang Joint Venture. We have determined the Shougang Joint Venture to be a VIE for which we are not the primary beneficiary. The VIE structure was implemented in order to effectuate the intellectual property licensing arrangement between us and the Shougang Joint Venture and is not used to provide investors with exposure to foreign investment in China-based companies where Chinese law prohibits direct foreign investment in the operating companies. If the Chinese government determines that the contractual arrangements constituting part of the VIE structure do not comply with Chinese regulations, or if these regulations change or are interpreted differently in the future, it could result in a material change to our operations. This could result in our inability to assert contractual control over our intellectual property and other assets in the Shougang Joint Venture, or cause a material change in the value of the shares of the common stock.
We and our partners may be subject to regulatory actions by the Chinese government targeting concerns related to data security and monopolistic behavior.
Recent statements and regulatory actions by the Chinese government have targeted companies whose operations involves cross-border data security or anti-monopoly concerns. Although we are incorporated and headquartered in the United States, we may still be subject to certain Chinese laws due to our business operations in China. These operations include several strategic investors located in China, including Sinopec, a core team of technical, business and administrative professionals at our office in Shanghai, and our minority ownership stake in, and contractual commitments with, the Shougang Joint Venture.
On June 10, 2021, China promulgated the PRC Data Security Law (the “DSL”), which became effective on September 1, 2021. The DSL intends to regulate data processing activities, ensure data security, promote data development and utilization, protect the data-related rights and interests of individuals and organizations, and safeguard Chinese sovereignty, security and development interests. Article 36 of the DSL provides that any Chinese entity that provides data to foreign judicial or law enforcement agencies without approval from a Chinese authority could be deemed to be in violation of the DSL.
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
Our business operations in China include the Shougang Joint Venture, several strategic investors located in China, including Sinopec, and a core team of technical, business and administrative professionals at a LanzaTech office in Shanghai, which support the ongoing operations and further growth of the business in China. We license our technology in China to the Shougang Joint Venture. Entities in which the Shougang Joint Venture holds a controlling interest currently produce low carbon ethanol at four commercial scale facilities using our process technology, which, in addition to its use as fuel, is transported and processed for use in consumer products. Meanwhile, several additional facilities are being engineered and constructed. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally and by the significant discretion of Chinese governmental authorities. The Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, regulating payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies. The increased global focus on environmental and social issues and China’s potential adoption of more stringent standards in these areas may adversely impact us or our suppliers.
Furthermore, the Chinese legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all. As a result, we or our suppliers may not be aware of our violation of any of these policies and rules until sometime after the alleged violation. In addition, any administrative and court proceedings in China may be protracted, resulting in substantial costs and diversion of resources and management attention. Further, such evolving laws and regulations and the inconsistent enforcement thereof could also lead to failure to obtain or maintain licenses and permits to do business in China, which would adversely affect us or our suppliers in China. Any such disruption, or if one or more of our Chinese suppliers was prevented from operating, could have an adverse impact on our results of operations and financial condition.
We may be subject to risks that the Chinese government may intervene or influence our operations at any time.
Because we have employees located in China and conduct some operations in China, including through our China-based joint venture and at the facilities in China operated by entities in which the Shougang Joint Venture holds a controlling interest using our process technology, we are subject to the risk that the Chinese government may intervene or influence our operations in those locations at any time. However, because our operations in China are largely limited to technology licenses and the production of our low carbon ethanol, we do not expect that such intervention or influence would result in a material change in our operations. Nonetheless, in the event that the Chinese government were to intervene in our operations, we might experience a disruption at the three facilities in China operated by entities in which the Shougang Joint Venture holds a controlling interest using our process technology, or at the facilities in construction, to our joint venture and joint venture partners, to our licenses to partners in China and to our low carbon ethanol production, which could have a material adverse effect on our results of operations.
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
Process performance at our partners’ plants is dependent on the quality and quantity of the feedstock supplied from the host facility.
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
Our success depends, in part, on our ability to obtain and maintain patent protection and other intellectual property rights to protect our technology from competition. We have adopted a strategy of seeking patents and patent licenses in the United States and in certain foreign countries with respect to certain technologies used in, or relating to, our process technology for developing products. As of December 31, 2023, our overall owned and in-licensed patent portfolio included 1,473 granted patents and 634 pending patent applications across 155 patent families in the United States and in various foreign jurisdictions.
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
Risks Related to Ownership of Our Securities
The price of our securities may be volatile.
Following the Business Combination, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. The trading price of our securities may be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline. Factors affecting the trading price of our’s securities may include:
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our’s operating results;
•the development of new plants;
•success of competitors;
•operating results failing to meet the expectations of securities analysts or investors in a particular period;
•entering into new agreements with partners;
•changes in financial estimates and recommendations by securities analysts concerning LanzaTech or the industry in which we operates in general;
•operating and stock price performance of other companies that investors deem comparable to LanzaTech;
•ability to market new and enhanced products and services on a timely basis;
•media and consumer sentiment towards our mission and business operations
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving LanzaTech;
•changes in LanzaTech’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of common stock available for public sale;
•any major change in our board or management;
•sales of substantial amounts of common stock by our or New LanzaTech’s directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq specifically, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your securities at or above the price at which it was acquired. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to LanzaTech could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
A substantial portion of our total outstanding shares may be sold into the market at any time. This could cause the market price of our common stock to drop significantly, even if our business is doing well.
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

Reports published by analysts, including projections in those reports that differ from our actual results, could adversely affect the price and trading volume of the common stock.
Securities research analysts establish and publish their own periodic projections for the business of LanzaTech. These projections may vary widely and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match the projections of these securities research analysts. Similarly, if one or more of the analysts who write reports on LanzaTech downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of LanzaTech or fails to publish reports on LanzaTech regularly, our stock price or trading volume could decline.
We may issue additional shares of common stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of the common stock.
As of December 31, 2023, we had warrants (including the AM Warrant and the Shortfall Warrants) outstanding to purchase up to an aggregate of 16,657,686 shares of common stock, options (including the Options) outstanding to purchase up to an aggregate of 16,411,978 shares of common stock, and 7,084,967 unvested RSUs outstanding. Under the LanzaTech 2023 Long-Term Incentive Plan (the “2023 Plan”), we also have the ability to issue 12,006,935 shares of our common stock, and the Brookfield SAFE may convert into up to 5,000,000 shares of our common stock. The 2023 Plan is required to provide for the ability to grant and recycle the common stock (including any shares subject to forfeited options or restricted stock awards), and to initially reserve a number of shares of the common stock constituting 10% of the total number of shares of the common stock outstanding on a fully diluted basis, as determined at the closing of the Business Combination, and include an “evergreen” provision pursuant to which the number of shares reserved for issuance under the 2023 Plan will be increased automatically each year by 3% of the aggregate number of shares of the common stock then outstanding on a fully diluted basis. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
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
We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our securities unless you sell your securities for a price greater than that which you paid for it.
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
The terms of the Legacy LanzaTech warrants that were converted into New LanzaTech warrants at the closing of the Business Combination are materially different from those of the Public Warrants. The AM Warrant entitles its holder to purchase up to 300,000 shares of common stock at an exercise price equal to $10.00, and will expire on the fifth anniversary of the consummation of the Business Combination. The Shortfall Warrants entitle the holders to purchase up to 4,083,486 shares of common stock at an exercise price equal to $10.00 per share, subject to adjustment, and will expire on March 27, 2028.
You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of the common stock from such exercise than if you were to exercise such warrants for cash.
The Warrant Agreement provides that in the following circumstances holders of warrants who seek to exercise their Public Warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement or if the registration statement under which the warrants are registered is suspended; (ii) if we have so elected and the shares of common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average closing price of the shares of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of the common stock from such exercise than if you were to exercise such warrants for cash.

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

We and Legacy LanzaTech have identified material weaknesses in our internal control over financial reporting. While some of these material weaknesses have been remediated, they could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
During 2023, we restated our condensed consolidated financial statements as of and for the quarters ended March 31, 2023 and June 30, 2023. In connection with this restatement, we concluded that the failure of our internal controls designed to ensure appropriate accounting for complex technical arrangements like the forward purchase agreement is representative of a material weakness in our internal control over financial reporting. Our management also concluded that our internal control over financial reporting as of December 31, 2023 was not effective due to material weaknesses related to controls over the accounting for complex transactions and estimates requiring significant judgment as well as controls over revenue recognition. Additionally, our management concluded that, as a result of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were ineffective as of December 31, 2023.
Legacy LanzaTech has also identified material weaknesses in its internal control over financial reporting. During 2022, Legacy LanzaTech restated its previously issued 2020 and 2021 financial statements. The restatement resulted from certain material weaknesses. For additional information on the restatement, see Note 2 — Summary of Significant Accounting Policies to Legacy LanzaTech’s 2020 and 2021 restated financial statements. LanzaTech has not sufficiently designed, documented and implemented formal accounting policies, processes, and controls at the entity level or over the process of the accounting for complex transactions under U.S. GAAP.
It is possible that we may identify other material weaknesses in the future. Our management has expended, and will continue to expend, a substantial amount of effort and resources for the improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated.
We can give no assurance that any measures we take, will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in internal control over financial reporting will not be identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in material misstatements of our consolidated financial statements that may require us in the future to restate our financial statements or cause us to fail to meet our periodic reporting obligations. As a result, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of LanzaTech, which could have a negative effect on the trading price of the common stock. In addition, we would incur additional costs to remediate material weaknesses in our internal control over financial reporting.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for future annual reports on Form 10-K to be filed with the SEC, and our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley

Act. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which would require additional financial and management resources.
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
These anti-takeover provisions as well as certain other provisions of Delaware law could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of the common stock. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions that our stockholders desire.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with the company or our directors, officers or other employees or increase our stockholders’ costs in bringing such a claim.
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
Pursuant to the Forward Purchase Agreement, on the Maturity Date the Company is obligated to pay to the Seller the Maturity Consideration, which may be paid in cash or in shares, the Share Consideration and the Prepayment Amount. However, at the time, the Company may not have sufficient funds or be able to obtain financing from third parties to pay such amounts. The Company also may not have sufficient shares authorized to pay the Maturity Consideration in shares. Breach by the Company of any of these obligations could constitute an event of default under the Forward Purchase Agreement, which could subject the Company to financial exposure thereunder (including arising from potential indemnification claims by the Seller). In addition, future debt or other contractual agreements may contain cross-default or cross-acceleration provisions that could be triggered if we defaulted on our obligations to the Seller. Any or all of these consequences could have material adverse consequences for us.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We have implemented a cybersecurity program for assessing, identifying, and managing cybersecurity risks aligned with the National Institute of Standard and Technology Cybersecurity Framework (NIST CSF) and where appropriate we have integrated these processes into our enterprise risk management framework. We have implemented administrative, technical, and physical safeguards designed to protect our information systems and protect the confidentiality, integrity, and availability of our data. We are continuously working to improve our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to enhance our levels of protection.
We engage external parties, such as consultants, to enhance our cybersecurity oversight as required. We conduct periodic risk assessments to evaluate our cybersecurity posture, including through annual third-party penetration tests performed by reputable service providers. We conduct risk assessments, as appropriate, on critical third parties who maintain material data or information to help assess and validate the information security capabilities of these third parties. We maintain insurance coverage for cybersecurity insurance as part of our overall insurance portfolio. We also have implemented administrative, technical, and physical safeguards designed to protect our information systems and protect the confidentiality, integrity, and availability of our data.
Governance Related to Cyber Security Risks
The Audit Committee of the Board of Directors has oversight of management's efforts with respect to IT systems and cybersecurity. As part of this oversight, our Chief Information Security Officer (“CISO”) shares quarterly updates regarding any changes around our cybersecurity defenses, ongoing IT initiatives, and emerging threats and plans to pro-actively address these threats with the Audit Committee. During these meetings, the CISO provides the Audit Committee updates regarding any changes around our cyber defenses, ongoing IT initiatives, and emerging threats and plans to pro-actively address these threats. Our Board of Directors has delegated primary responsibility for the oversight of cybersecurity matters to the Audit Committee; however, the full board reviews significant cybersecurity matters as appropriate. The Audit Committee provides updates to the Board of Directors on a quarterly basis on the activities that the Audit Committee oversees, including Cybersecurity.
Our Chief Information Security Officer is responsible for strengthening and continuously monitoring the effectiveness of our cybersecurity program. The individual currently serving in the role of Chief Information Security Officer has over 30 years of information systems and cybersecurity experience within complex and international business verticals such as technology, financial services, biotech, and other scientific organizations. He also holds the Certified Information Systems Security Professional (CISSP) certification. In addition, our cybersecurity steering committee assists in managing certain technical aspects related to cybersecurity. Our cybersecurity steering committee is informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through monthly meetings and frequent communications. Regular members of the steering committee consists of participants from the IT infrastructure, Business Systems, AI and Modelling and Scientific Computing teams. Participants from other teams attends on a as-needed basis.
To date, we have not identified any indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

Item 2. Properties
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
Item 3. Legal Proceedings
The Company may be involved in legal proceedings and exposed to potential claims in the normal course of business. Although we cannot predict the ultimate outcome of any legal matter with certainty, we do not believe the outcome of any of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures
None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and warrants to purchase our common stock are listed on the Nasdaq Capital Market under the symbols LNZA and LNZAW, respectively.
Holders
As of December 31, 2023, there were 105 holders of record of our common stock and 2 holders of record of our warrants to purchase our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.
Issuer Purchases of Equity Securities
Not applicable.
Recent Sales of Unregistered Securities
Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-K that were not registered under the Securities Act.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report, and our audited consolidated financial statements. This discussion and analysis may contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties, and assumptions, including, but not limited to, risks and uncertainties discussed under the heading ‘Cautionary Note on Forward-Looking Statements,’ and in Part I, Item 1A “Risk Factors” included in this Annual Report . In this section, unless otherwise indicated or the context otherwise requires, references in this section to “LanzaTech,” the “Company,” “we,” “us,” “our” and other similar terms refer to LanzaTech Global, Inc. and its consolidated subsidiaries, including LanzaTech NZ, Inc. and its consolidated subsidiaries subsequent to the Business Combination and LanzaTech NZ, Inc. and its consolidated subsidiaries prior to the Business Combination. References to “AMCI” refer to AMCI Acquisition Corp. II prior to the Business Combination. We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations of LanzaTech NZ, Inc. for the year ended December 31, 2022,” included as Exhibit 99.6 to our Current Report on Form 8-K/A, filed with the SEC on March 28, 2023, for reference to discussion of the fiscal year ended December 31, 2021, the earliest of the three fiscal years presented.We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations of LanzaTech NZ, Inc. for the year ended December 31, 2022,” included as Exhibit 99.6 to our Current Report on Form 8-K/A, filed with the SEC on March 28, 2023, for reference to discussion of the fiscal year ended December 31, 2021, the earliest of the three fiscal years presented.We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations of LanzaTech NZ, Inc. for the year ended December 31, 2022,” included as Exhibit 99.6 to our Current Report on Form 8-K/A, filed with the SEC on March 28, 2023, for reference to discussion of the fiscal year ended December 31, 2021, the earliest of the three fiscal years presented.
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
LanzaTech performs research and development (“R&D”) services related to novel technologies and development of biocatalysts for commercial applications, mainly to produce fuels and chemicals. We primarily employ a licensing business model whereby our customers build, own and operate facilities that use our technology, and in return, we are paid a royalty fee based on the revenue generated from the use of our technology. We began operations in 2005. In 2018, through our joint venture with Shougang LanzaTech (also referred as “SGLT” herein), we established the world’s first commercial waste gas-to-ethanol plant in China, followed by five more plants between 2021 and 2023 - three in China, one in India, and one in Belgium with others currently in development in various countries around the world.
We have not achieved operating profitability since our formation. Our net losses after tax were $(134.1) million for the year ended December 31, 2023 and $(76.4) million for the year ended December 31, 2022. As of December 31, 2023 we had an accumulated deficit of $(831.9) million compared to an accumulated deficit of $(456.2) million as of December 31, 2022. We anticipate that we will continue to incur losses until we sufficiently commercialize our technology.
Near-term, we expect engineering services and sales of equipment packages on several projects to drive higher revenues.

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

Basis of Presentation
LanzaTech’s consolidated financial statements were prepared in accordance with US GAAP. See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements for a full description of our basis of presentation.
Key Financial Metrics:
The key elements of LanzaTech’s performance for the years ended December 31, 2023 and December 31, 2022 are summarized in the tables below:

	Year Ended December 31,		Change
(In thousands, except for percentages)	2023	2022	2023 vs. 2022
GAAP Measures:
Revenue	$62,631	$37,343	$25,288	68%
Net Loss	(134,098)	$(76,356)	(57,742)	76%
Key Performance Indicators:
One-Time Revenue	57,754	33,764	23,990	71%
Recurring Revenue (1)	4,877	3,579	1,298	36%
Total Revenue	$62,631	$37,343	$25,288	68%
Cost of Revenues (ex. Depreciation) (2)	(44,979)	(28,287)	(16,692)	59%
Selling, general & administrative	(50,438)	(26,804)	(23,634)	88%
Adjusted EBITDA (3)	$(80,144)	$(69,220)	$(10,924)	16%
__________________
(1)Includes revenue from licensing and sales of microbes and media.
(2)Consists of cost of revenues from contracts with customers and grants (exclusive of depreciation), cost of revenue from collaboration agreements (exclusive of depreciation) and cost of revenue from related party transactions (exclusive of depreciation).

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

Key Non-Financial Metrics:

(in thousands of tonnes per annum)
Capacity as of December 31, 2022	150
Additions	94
Capacity as of December 31, 2023	244
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
Biorefining
We provide feasibility studies and basic design and engineering services used for detailed design, procurement, and construction of commercial plants that utilize our technologies, along with the sale of equipment and microbes. The services provided are recognized as a performance obligation satisfied over time. Revenue is recognized using the cost-to-cost input method for certain engineering services or the percentage of completion method in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Revenue for the sale of microbes and media is recognized at a point in time, depending on when control transfers to the customer.

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
CarbonSmart
We sell CarbonSmart products and intermediaries directly to customers purchased from our licensed plants using the Company's proprietary technologies. Revenue is recognized at a point in time when control transfers to the customer, which varies depending on the shipping terms. We generally acts as the principal in such transactions and accordingly, recognize revenue and cost of revenues on a gross basis.
Cost of Revenues
Our R&D costs associated with external projects, engineering, and other direct costs of services are related to revenue agreements with customers, related parties, and collaborative partners, and represent costs of revenue. Costs include both internal and third-party fixed and variable costs and include materials, supplies, labor, and fringe benefits.
Research and Development Expenses
R&D expenses consist of personnel costs, external services, materials and supplies associated with internal R&D projects as well as various laboratory activities. Indirect R&D costs include depreciation and other indirect overhead expenses. We expect our R&D activities to increase in the future as revenue grows but decrease as a percentage of our overall cost structure.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") consist primarily of personnel costs, costs of general corporate development activities, travel-related expenses, and other indirect overhead costs.
Our general and administrative expenses consist primarily of personnel costs for our executive, finance, corporate and other administrative functions, intellectual property and patent costs, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, audit and accounting services, and insurance costs. Our general and administrative expenses have increased in 2023 as a result of becoming a public company, including additional costs relating to compliance with the rules and regulations of the SEC and stock exchange rules, legal and audit services, additional insurance, investor relations activities, and other administrative and professional services. We expect these costs to stabilize, but remain at higher levels than they were prior to the Business Combination. We also expect our intellectual property expenses to increase as we expand and increase protection of our intellectual property portfolio.
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
Loss (Gain) from Equity Investees, Net
We hold interests in LanzaJet located in the United States, and the Shougang Joint Venture (SGLT) located in China which we have determined to be variable interest entities (“VIEs”) for which it has been determined we are not the primary beneficiary. Our variable interests primarily relate to entities in which we have a non-controlling equity interest. Although these financial arrangements resulted in holding variable interests in these entities, they do not empower us to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance, therefore LanzaTech has determined it is not the primary beneficiary and does not currently consolidate these VIEs.
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
As of September 30, 2022, we no longer have significant influence over the activities of SGLT and as a result, our investment is accounted for at cost with adjustments for observable changes in price and impairment (if any) recognized in our consolidated statements of operations and comprehensive loss. Prior to September 30, 2022, we accounted for SGLT under the equity method of accounting, with income (loss) from equity method investees, net, including gain on dilution recognized in our consolidated statements of operations and comprehensive loss and equity method investments recognized on our consolidated balance sheet.
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

Results of Operations — Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The results of operations presented below should be reviewed in conjunction with our consolidated financial statements and notes. The following table sets forth our consolidated results of operations for the periods indicated:

	Year Ended December 31,		Change
	2023	2022	2023 vs. 2022
(In thousands, except for per share amounts)
Total revenue	62,631	37,343	25,288	68%
Cost of revenues (exclusive of depreciation shown below)	(44,979)	(28,287)	(16,692)	59%
Operating expenses:
Research and development	(68,142)	(53,191)	(14,951)	28%
Depreciation expense	(5,452)	(4,660)	(792)	17%
Selling, general and administrative expense	(50,438)	(26,804)	(23,634)	88%
Total operating expenses	$(124,032)	$(84,655)	$(39,377)	47%

Loss from operations	(106,380)	(75,599)	(30,781)	41%
Interest income, net	4,572	8	4,564	N/M
Other expense, net	(29,388)	(2,757)	(26,631)	N/M
Total other expense, net	(24,816)	(2,749)	(22,067)	N/M
Loss before income taxes	$(131,196)	$(78,348)	$(52,848)	67%
Income tax benefit	—	—	—	N/M
(Loss) gain from equity method investees, net	(2,902)	1,992	(4,894)	(246)%
Net loss	$(134,098)	$(76,356)	$(57,742)	76%
Other comprehensive loss:
Foreign currency translation adjustments	(376)	(1,449)	1,073	74%
Comprehensive loss	$(134,474)	$(77,805)	$(56,669)	73%

Net loss per share - basic and diluted	(0.79)	(12.37)
Weighted-average number of common shares outstanding - basic and diluted	176,023,219	9,302,080
Revenue
Total revenue increased $25.3 million, or 68%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by engineering and other services with an increase of $16.6 million in revenue from contracts with existing customers and governmental entities whose projects have moved to the next phase of development and an increase of $3.6 million from contracts with new customers. Additionally, we had a $2.4 million increase in revenue from joint development agreements, a $1.3 million increase in revenue from licensing mainly driven by paid-up sublicensing fees, a $1.3 million increase in CarbonSmart revenue and a $0.1 million increase in other contract research.
Cost of Revenues
Cost of revenue increased $16.7 million, or 59%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is primarily driven by the higher revenue performance from engineering and other services, mostly from projects that moved to the next phase of development, and inflation in costs and wages.

Research and Development
R&D expense increased $15.0 million, or 28%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. This was primarily due to an increase in stock compensation expense consisting of $4.1 million in incremental expense associated with stock compensation granted in 2023 and $1.2 million resulting from the vesting of RSAs in connection with the Business Combination, an increase of $4.1 million in R&D personnel and contractors expenses to accelerate growth, an increase of $2.8 million in consumables expenses, an increase of $1.2 million in external R&D service provider costs, and an increase of $1.6 million in facilities expenses.
Selling, General and Administrative Expense
SG&A expense increased $23.6 million, or 88%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. This was primarily due to an increase of $13.0 million of external services and contractors mostly driven by one-time professional services fees related to the Business Combination, as well as $3.9 million resulting from the vesting of RSAs and one-time employee transition arrangements related to the Business Combination. The increase is also attributed to $5.3 million in incremental expense associated with stock compensation granted in 2023, an increase of $0.7 million in bad debt expense related to an allowance for a customer receivable, and an increase of $0.7 million in facilities and consumables expenses.
Interest income, net
Interest income, net increased $4.6 million in the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is primarily attributable to interest earned on higher cash balances held in savings and money market accounts subsequent to the Business Combination. The increase is additionally attributable to the amortization of the discount and accrued interest on the held-to-maturity securities.
Other Expense, Net
Other expense, net increased $26.6 million, in the year ended December 31, 2023 compared to the same period in 2022. The increase is primarily due to an overall net loss on changes in the fair value of our financial instruments.

Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents comprise cash on hand, demand deposits at banks, and other short-term, highly liquid investments with original maturity of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. The following table shows the balances of our cash, cash equivalents and restricted cash as of December 31, 2023 and December 31, 2022:

	As of		Change
(In thousands, except for percentages)	December 31, 2023	December 31, 2022	2023 vs. 2022
Total cash, cash equivalents, and restricted cash	$76,284	$83,710	$(7,426)	(9)%
As of December 31, 2023, compared to December 31, 2022, LanzaTech’s cash, cash equivalents, and restricted cash decreased by $7.4 million, or 9%, primarily due to the net loss adjusted for non-cash charges (see cash flow section below), the partial prepayment for the FPA, purchases of debt security investments, purchases of property, plant and equipment and the repurchase of equity instruments of the Company. The decrease is offset by cash received from the closing of the Business Combination and PIPE financing.
Debt Security Investments
Debt security investments comprise mainly held-to-maturity U.S. Treasury and high quality corporate securities that the Company has both the ability and intent to hold to maturity. These securities all mature within one year and will provide additional liquidity upon maturity. As of December 31, 2023, held-to-maturity security investments totaled $45.2 million. The Company did not have any held-to-maturity security investments as of December 31, 2022.
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
As of December 31, 2023, our capital structure consists of equity (comprising issued capital, and accumulated deficit) and the Brookfield SAFE. We are not subject to any externally imposed capital requirements.
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
LanzaTech does not have any outstanding debt, other than the Brookfield SAFE and the FPA Put Option Liability and Fixed Maturity Consideration, which are all classified as liabilities for accounting purposes, on its consolidated balance sheets as of December 31, 2023.
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
LanzaTech, AMCI and ACM executed the Forward Purchase Agreement on February 3, 2023. Pursuant to the Forward Purchase Agreement, ACM obtained 5,916,514 shares of common stock on the open market for $10.16 per share (“Redemption Price”), and such purchase price of $60.1 million was funded by the use of Trust Account proceeds as a partial prepayment (“Prepayment Amount”) for the Forward Purchase Agreement redemption at the end of three years (“Maturity Date”). ACM has the right at the end of three years to return the shares and keep the Prepayment Amount plus the fees described below, or may, at ACM’s sole discretion, partially or fully terminate this transaction over the course of the three-year term by returning cash in an amount equal to the number of shares terminated (“Terminated Shares”) multiplied by the Redemption Price, which may be reduced in the case of certain dilutive events (“Reset Price”). At the end of the three-year term, LanzaTech is obligated to pay ACM an amount equal to the product of (1) 7,500,000 less (b) the number of Terminated Shares multiplied by (2) $2.00 (the “Maturity Consideration”). In addition to the Prepayment Amount and the Maturity Consideration, on the Maturity Date, New LanzaTech will pay to ACM an amount equal to the product of (x) 500,000 and (y) the Redemption Price, totaling $5.1 million (the “Share Consideration”). However, at the time, the Company may not have sufficient funds or be able to obtain financing from third parties to pay such amounts. The Company also may not have sufficient shares authorized to pay the Maturity Consideration in shares. Breach by the Company of any of these obligations could constitute an event of default under the Forward Purchase Agreement, which could subject the Company to financial exposure thereunder (including arising from potential indemnification claims by the Seller). In addition, future debt or other contractual agreements may contain cross-default or cross-acceleration provisions that could be triggered if we defaulted on our obligations to the Purchasers. Any or all of these consequences could have material adverse impact on us.
On February 8, 2023, LanzaTech completed the Business Combination and related transactions. The completion of the Business Combination and related transactions resulted in $153.3 million of cash proceeds to LanzaTech. The amount released to LanzaTech is net of the transaction expenses related to the Business Combination and the amount paid to the Purchasers in relation to the Forward Purchase Agreement. Pursuant to the Forward Purchase Agreement, the Purchasers purchased 5,916,514 Class A common shares on the open market for approximately $10.16 per share, and such purchase price of $60.1 million was deposited with the Purchasers as a partial prepayment for the Forward Purchase Agreement redemption at the end of three years.
In the normal course of our business, we also enter into purchase commitments or other transactions in which we make representations and warranties that relate to the performance of our goods and services. We do not expect material losses related to these transactions.
We believe our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 12 months from the date of this Annual Report. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth under “Risk Factors”.
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
Cash Flows
For the years ended December 31, 2023 and 2022
The following table provides a summary of our cash flows for the years ended December 31, 2023 and December 31, 2022:

	Year Ended December 31,		Change
(In thousands, except for percentages)	2023	2022	2023 vs. 2022
Net cash provided by (used in):
Operating activities	$(97,296)	$(84,703)	$(12,593)	15%
Investing activities	(57,911)	(10,686)	(47,225)	442%
Financing activities	148,185	50,545	97,640	N/M
Effects of currency translation	(404)	(178)	(226)	(127)%
Net decrease in cash, cash equivalents, and restricted cash	$(7,426)	$(45,022)
Cash Flows Used in Operating Activities
For the year ended December 31, 2023, net cash used in operating activities was $(97.3) million. This was primarily driven by a net loss of $(134.1) million, adjusted for the loss on change in fair value of the FPA Put Option liability and Fixed Maturity Consideration of $44.3 million, share-based compensation expense of $15.2 million, depreciation of property, plant and equipment of $5.5 million, non-cash lease expense of $1.5 million, the non-cash loss from equity method investees, net of $2.9 million, provision for losses on trade and other receivables of $0.7 million, and non-cash foreign currency exchange gain of $0.2 million. The additional impact to net cash usage is related to the adjustments for net cash changes in operating assets and liabilities of $(15.9) million, the gain on change of fair value of SAFE and warrant liabilities of $(14.5) million, the non-cash recognition of licensing revenue of $(1.8) million, and amortization of the discount on the debt security investment of $(1.3) million.
For the year ended December 31, 2022, net cash used in operating activities was $(84.7) million. This was primarily driven by a net loss of $(76.4) million, adjusted for share-based compensation expense of $2.5 million, depreciation of property, plant and equipment of $4.7 million, the loss from equity method investees, net of $(2.0) million, non-cash lease expense of $1.8 million and non-cash foreign currency exchange loss of $0.7 million. The additional net cash usage is related to the adjustments for net cash changes in operating assets and liabilities of $(15.8) million, non-cash recognition of licensing revenue of $(2.2) million, and the gain on change in fair value of SAFE and warrant liabilities of $1.9 million.
Cash Flows Used in Investing Activities
For the year ended December 31, 2023, net cash used in investing activities was $(57.9) million, primarily driven by the investment in debt securities of $(93.9) million, the purchase of property, plant and equipment of $(8.6) million, the funding of the loan commitment to LanzaJet of $(5.2) million, and the purchase of additional interests in our equity method investment in the form of warrants which were accounted as in-substance common stock of $(0.3) million. These outflows are partially offset by $50 million of maturities from the investment in debt securities
For the year ended December 31, 2022, net cash used in investing activities was $(10.7) million, driven by the purchase of property, plant and equipment.
Cash Flows from Financing Activities
For the year ended December 31, 2023, net cash provided by financing activities was $148.2 million. This was driven by $213.4 million in proceeds from the Business Combination and PIPE financing and proceeds of $2.6 million from the exercise of options to acquire shares of common stock of the Company. This was partially offset by the Forward Purchase Agreement prepayment amount of $(60.1) million and by the repurchase of equity instruments of $(7.7) million.
For the year ended December 31, 2022, net cash provided by financing activities was not significant.
Off-Balance Sheet Arrangements
As of December 31, 2023 and December 31, 2022, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Management Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements that have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We consider an accounting estimate to be critical to the consolidated financial statements if the estimate is complex in nature or requires a high degree of judgment and actual results may differ from these estimates with any such differences being potentially material. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements, we believe that the accounting policies discussed below are critical to understanding our historical and future performance:
Revenue Recognition
We recognize revenue from our contracts with customers in accordance with ASC 606. The Company also has certain partnership agreements that are within the scope of ASC 808 and contract with governmental entities that are accounted for as grant contributions. We primarily earn revenue from services related to feasibility studies and basic engineering design of commercial plants, joint development, and contract R&D activities to develop novel biocatalysts and related technologies. When accounting for these arrangements, we must develop assumptions that require judgment such as determining the performance obligations in the contract, determining the transaction price for the contract and stand-alone selling price for each performance obligation identified, and measuring progress towards satisfaction of the performance obligations.
The determination of whether goods and services qualify as distinct performance obligations is based on the contract terms and our view of the business. Typically, our goods and services provided under a contract with a customer are viewed as a single performance obligation. Most of our arrangements provide fixed consideration, however, when there are variable consideration elements, we estimate the transaction price and whether revenue should be constrained. Significant estimates and judgments are also used when a material right is provided to the customer. In these instances, management estimates the stand-alone selling price and apportions the total transaction price to this material right.
Most performance obligations on our non-governmental arrangements are recognized over time. We typically use percentage completion when certain revenue recognition requirements are met. We exercise judgment when determining the percentage of completion against the total transaction price initially estimated. For arrangements with government agencies, we measure the satisfaction of performance obligations over time using the input method which requires judgment when selecting the most indicative measure of such performance.
Grant Revenue
Grants received, including cost reimbursement agreements, are assessed to determine if the agreement should be accounted for as an exchange transaction or a contribution. An agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Contributions are recognized as grant revenue when all donor-imposed conditions have been met.
Forward Purchase Agreement Valuation
The Company has determined that the FPA Put Option, including the Variable Maturity Consideration, within the Forward Purchase Agreement is (i) a freestanding financial instrument and (ii) a derivative (i.e., an in-substance written put option). This derivative was recorded as a liability at fair value on the consolidated balance sheet as of the reporting date. The fair value of the derivative was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The methodology and main assumptions remained constant during the period in 2023.
The Company separately identified two other freestanding financial instruments in the Forward Purchase Agreement, the Share Consideration and the Minimum Maturity Consideration. As both of these payments are for a fixed amount at the Maturity Date, we have accounted for these cash outflows as debt-like instruments. In accordance with ASC 825, Financial Instruments, we have elected to account for these instruments under the Fair Value Option. As the terms and conditions of these payments are the same, they are accounted for together on the consolidated balance sheet as the Fixed Maturity Consideration. The fair value of the Fixed Maturity Consideration was estimated within the same Monte-Carlo simulation as the FPA Put Option to effectively model the potential acceleration of the Maturity Date and the corresponding acceleration in the payment of the Fixed Maturity Consideration. The methodology and main assumptions remained constant during the period in 2023.
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

The Company’s equity-based awards include stock option awards, restricted stock units (“RSUs”), stock-appreciation rights (“SARs”) and restricted stock (“RSAs”) issued by the Company, which vest based on either time and/or the achievement of certain market or performance conditions. We have elected not to estimate forfeitures which means compensation expenses may be reversed in the period in which forfeiture occurs. Compensation expense is recognized in the Company’s consolidated statements of operations and comprehensive loss, primarily within research and development expenses. For awards with only service conditions that have a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award. For awards with market or performance conditions that have a graded vesting schedule, the Company recognizes compensation cost on a straight-line basis over the requisite service period for each tranche of the award. Compensation expense resulting from performance awards is recognized over the requisite service period when it is probable that the performance condition will be met. The recognized compensation expense for performance awards is adjusted based on an estimate of awards ultimately expected to vest.
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
Changes in the assumptions above can have an impact on the result of the valuation. We estimate the fair value of market-based RSUs using the Monte Carlo simulation model that uses assumptions including expected volatility, and the derived service period. Please refer to the expected volatility discussion above.
We estimate the fair value of the RSAs and RSUs with only service conditions using the fair value of common stock on the date of measurement.
Brookfield SAFE Valuation
The Brookfield SAFE was classified as a liability on our consolidated balance sheets as of December 31, 2023 and 2022. The company elected to record the instrument using the fair value option under ASC 825.
The Brookfield SAFE was issued on October 2, 2022. As of its issuance date, the Company determined the fair value was equal to the investment amount of $50 million based on the orderly nature of the transaction. The value as of December 31, 2022 remained the same due to the proximity of the valuation date to the issuance date (i.e., less than two months) and the absence of events which would indicate a change in expected payoffs to the investor.
As of December 31, 2023, the Company expects to present sufficient projects to Brookfield to result in the Brookfield SAFE being automatically converted into shares. We determined this by evaluating the pipeline of potential Brookfield projects in various stages of development, and determining the likelihood that a sufficient number of projects should meet the criteria for investment prior to maturity of the note. Since the liquidity price is not expected to change during the life of the Brookfield SAFE, the number of shares that Brookfield receives is fixed. Based on this expectation, the company determined the fair value of the Brookfield SAFE using the as-converted value, which is calculated as the initial purchase amount, divided by the liquidity price, times the stock price, resulting in an estimated fair value of $25 million recorded on the consolidated balance sheet as of December 31, 2023.
Preferred Stock Warrant Liabilities
Warrants to purchase shares of redeemable convertible preferred stock were classified as liabilities on our consolidated balance sheets as of December 31, 2022. These warrants were recognized at fair value with subsequent changes recorded in other income (expense), net, in the statements of operations and comprehensive loss.
We utilized the Black-Scholes option-pricing model, which incorporates management’s assumptions and estimates, to value the preferred stock warrants. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying redeemable convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying preferred stock. We determined the fair value per share of the underlying preferred stock by taking into consideration our most recent issuance of our preferred stock with additional factors deemed relevant, because at the time we were a private company and lacked company-specific historical and implied volatility information of our stock. We determined the remaining contractual term based on the contract term of the warrants adjusted for the probability of a liquidity event. Expected stock volatility was based on the historical volatility of publicly traded peer companies for a similar remaining contractual term.
In connection with the closing of the Business Combination, all warrants to purchase preferred stock were exercised on a cashless basis for shares of preferred stock, which were converted at the closing of the Business Combination into shares of common stock. Immediately before the exercise of these warrants, the associated warrant liability was marked-to-market a final time. After the preferred stock warrants were exercised and converted, the estimates used in the periodic valuation of the preferred stock warrants were no longer considered critical.
Common Stock Valuation
Prior to the Business Combination, there was no public market for our equity instruments and the estimated fair value of our shares of common stock was determined by management and approved by the LanzaTech Board as of the grant date. The LanzaTech Board considered our most recently available independent third-party valuation of the common stock and additional objective and subjective factors that it believed were relevant at the date of the grant. The valuation of our common stock is one of the key inputs in the valuation of our preferred stock warrant instruments as of December 31, 2022, which are classified as liabilities in our consolidated balance sheet and fully exercised in 2023 at the close of the Business Combination. Additionally, the valuation of common stock is one of the key inputs in the valuation of share-based compensation granted prior to the close of the Business Combination.
The independent third-party valuations of the common stock were performed in accordance with the guidance outlined in the AICPA Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (“AICPA’s Practice Aid”). The specialist considered all objective and subjective factors, including management’s best estimate of our business condition, prospects, and operating performance at each valuation date. Other significant factors included:
•The rights, preferences, and privileges of our preferred stock as compared to those of our common stock, including the liquidation preferences of our preferred stock;
•Our results of operations, and financial position;
•Arms-length transactions involving recent rounds of preferred stock financings;
•The lack of liquidity of our common stock;

•Our stage of development and business strategy and the material risks related to our business and industry;
•The valuation of publicly traded companies in relevant industry sectors, as well as recently completed mergers and acquisitions of peer companies;
•The likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company, given prevailing market conditions; and
In valuing our common stock, the fair value of our business was determined using an option pricing model to backsolve the value of the security from our most recent round of financing which implies a total equity value as well as a per-share common stock value at the valuation date.
Following the Business Combination, the fair market value of the common stock will be determined based on the quoted market price of the common stock. After the close of the Business Combination which established a public market for our common stock, the estimates used in the valuation of our common stock were no longer considered critical.
Filing Status
The market value of LanzaTech’s common stock that was held by non-affiliates (i.e. public float) exceeded $700 million as of the last business day of the Company’s 2023 second fiscal quarter which resulted in the following changes to LanzaTech’s filing status:
•LanzaTech became a large accelerated filer as of 12/31/2023.
•LanzaTech lost emerging growth company status as of 12/31/2023.
•LanzaTech no longer qualified as an smaller reporting company as of the last business day of the Company’s second fiscal quarter. LanzaTech continued to use the scaled disclosures permitted for SRCs through this Form 10-K, and must begin providing non-scaled larger company disclosures in its quarterly report on Form 10-Q for the first quarter of 2024. The use of reduced disclosure obligations in this Form 10-K may also make comparison of LanzaTech’s financial statements with other public companies difficult or impossible.
Recently Issued and Adopted Accounting Standards
See Note 2 to our consolidated financial statements for a description of recent accounting pronouncements, including the actual and expected dates of adoption and estimate effects on our consolidated results of operations and financial condition, which is incorporated herein by reference.
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
We define adjusted EBITDA as our net loss, excluding the impact of depreciation, interest income, net, stock-based compensation, change in fair value of warrant liabilities, change in fair value of SAFE liabilities, change in fair value of the FPA Put Option liability and Fixed Maturity Consideration, transaction costs on issuance of Forward Purchase Agreement, (loss) gain from equity method investees and other one-time costs related to the Business Combination and securities registration on Form S-4 and our registration statement on Form S-1. We monitor and have presented in this Annual Report adjusted EBITDA because it is a key measure used by our management and the Board to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. We believe adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we include in net loss. Accordingly, we believe adjusted EBITDA provides useful information to investors, analysts, and others in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects.
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
Reconciliation of Net Loss to Adjusted EBITDA

	Year Ended December 31,
(In thousands)	2023	2022
Net Loss	$(134,098)	$(76,356)
Depreciation	5,452	4,660
Interest income, net	(4,572)	(8)
Stock-based compensation expense and change in fair value of SAFE and warrant liabilities (1)	728	4,476
Change in fair value of the FPA Put Option and Fixed Maturity Consideration liabilities	44,300	—
Transaction costs on issuance of Forward Purchase Agreement	451	—
Loss (gain) from equity method investees, net	2,902	(1,992)
One-time costs related to the Business Combination, initial securities registration and non-recurring regulatory matters(2)	4,693	—
Adjusted EBITDA	$(80,144)	$(69,220)
__________________
(1)Stock-based compensation expense represents expense related to equity compensation plans
(2)Represents costs incurred related to the Business Combination that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be charged against the gross proceeds of the transaction, but are not expected to recur in the future, as well as costs incurred subsequent to deal close related to our securities registration on Form S-4 and our registration statement on Form S-1.Regulatory matters includes fees related to non-recurring items during the year ended December 31, 2023.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation and foreign currency translation and transaction risks, as well as risks to the availability of funding sources, hazard events and specific asset risks. Our market risk exposure is expected to be limited to risks that arise in the normal course of business, as we do not engage in speculative, non‑operating transactions, nor do we use financial instruments or derivative instruments for trading purposes.
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
Foreign Currency Fluctuation Risk
We are subject to foreign currency exchange risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Foreign currency translation adjustments were $(0.38) million and $(1.45) million for the years ended December 31, 2023 and 2022, respectively. Additionally, we have contracted with and may continue to contract with foreign vendors.
Commodity Pricing Risk
Our CarbonSmart products differ from other bio-ethanol (and related derivative products) because they are made from a unique feedstock (recycled carbon emissions) which differs from first-generation biofuels which are generally made from food sources. As a result, there is not an active trading market for our CarbonSmart fuels, and we are not directly impacted by changes in commodity prices. Additionally, we do not engage in hedging or other derivative transactions related to commodity prices.
Demand for our CarbonSmart products is indirectly impacted by commodity prices for fossil fuel and first generation bio-fuel prices. As prices drop for fossil and first-generation bio fuels, demand for our more-expensive recycled CarbonSmart products may decrease. Demand for our CarbonSmart products is also generally increased by new or additional environmental regulations, and decreased by loosened or reduced regulation.
Credit Risk
We are subject to credit risk due to concentration of our receivables with a limited number of significant customers. If a customer defaults or if any of our contracts are cancelled by the customer in accordance with their terms, and we are unable to renew or replace these contracts, our gross margin and cash flows may be adversely affected.
Equity Price Risk
We have in the past, and may in the future, seek to acquire additional funding by sale of common stock and other equity. The price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.
Inflation Fluctuation Risk
Inflation generally affects us by increasing our cost of labor, laboratory supplies, consumables and equipment. We believe that inflation had a material effect on our business, more specifically on our costs of revenues as discussed in the sections results of operations for the twelve months ended months ended December 31, 2023 of our management’s discussion and analysis of our financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data
LanzaTech Global, Inc.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of LanzaTech Global, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LanzaTech Global, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, the consolidated statement of cash flows, and the consolidated statements of changes in redeemable convertible preferred stock and shareholders' equity (deficit), for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition – Identification and evaluation of relevant terms and conditions in new or amended contracts with customers and application to such contracts of Accounting Standards Codification (ASC) Topic 606 – Revenue From Contracts With Customers (ASC 606) - Refer to Notes 2 and 5 to the financial statements
Description of Critical Audit Matter
The Company earns revenue from the sale of a variety of products and services to its customers including services related to biorefining which includes feasibility studies and basic engineering design of commercial plants, licensing of technologies and sales of biocatalysts. The other two revenue streams are: (1) joint development and contract research activities to develop and optimize novel biocatalysts, related processes and technologies, and (2) supply of chemical building blocks for sustainable products produced using the Company’s proprietary technologies (referred to as CarbonSmart).
The terms and conditions of the Company’s contracts with its customers vary and assessing the accounting impact of the terms and conditions of each individual contract requires judgment as contracts may contain provisions unique to that arrangement. We identified our assessment of the Company’s identification and evaluation of relevant contract terms and conditions and application of ASC 606 to new or amended contracts with customers as a critical audit matter because it required significant audit effort and auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s conclusions on the identification and evaluation of relevant contract terms and conditions and the appropriate application of ASC 606 to new or amended contracts with customers included the following, among others:
–We obtained new or amended contracts with customers and performed the following procedures, among others:
–Inspected the terms and conditions contained in the contract and supporting documents and, where necessary, confirmed the terms of the contract directly with the customer.
–For certain new or amended contracts, assessed the Company’s application of ASC 606 by:
◦Evaluating the Company’s identification of the performance obligation or obligations in the contract.
◦Evaluating the Company’s conclusions regarding the timing of recognizing revenue in accordance with ASC 606.
Accounting for the Forward Purchase Agreement (FPA) Put Option - Refer to Notes 2 and 9 to the financial statements
Description of Critical Audit Matter
On February 3, 2023, the Company entered into an FPA with Atalaya Capital Management LP (“ACM”). The FPA Put Option, which includes both the In-substance Written Put Option and the Variable Maturity Consideration, is recorded as a derivative liability measured at fair value in the consolidated balance sheet. The Company’s evaluation of the appropriate accounting model to apply to the FPA Put Option required significant judgment.
We determined our audit of the Company’s evaluation of the appropriate accounting model to apply to the FPA Put Option was a critical audit matter because it involved a high degree of auditor subjectivity and required significant audit effort, including the need to involve professionals in our firm with expertise in accounting for complex financial instruments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the FPA Put Option included the following, among others:
–With the assistance of professionals in our firm having expertise in accounting for complex financial instruments, we assessed the reasonableness of the Company’s conclusions as to the appropriate accounting for the FPA Put Option in accordance with accounting principles generally accepted in the United States by:
◦Evaluating the Company’s identification of relevant terms and conditions of the FPA.
◦Evaluating the Company's application of available accounting guidance to the FPA Put Option.
–We evaluated the accuracy and completeness of the disclosures related to the accounting for the FPA Put Option in the financial statements.
Brookfield SAFE Liability – Conversion to Equity Assumption– Refer to Notes 2 and 7 to the financial statements
Description of Critical Audit Matter
On October 2, 2022, the Company entered into a Simple Agreement for Future Equity (the “Brookfield SAFE Agreement”) and a framework agreement (the “Brookfield Framework Agreement”) with BGTF LT Aggregator LP (“Brookfield”). Pursuant to the Brookfield SAFE Agreement, the Company received $50 million (the “Initial Purchase Amount”) which is repayable in cash, plus interest of 8% per annum, on the fifth anniversary of the Brookfield Safe Agreement. The Company accounts for the Brookfield SAFE liability at fair value which was $25.2 million as of December 31, 2023.

Pursuant to the Brookfield Framework Agreement, the Company agreed to present Brookfield, on an exclusive basis, the opportunity to provide equity financing for carbon capture and transformation projects in the Company’s development pipeline once those projects meet certain defined investment criteria (“Qualified Projects”).
A key input into the valuation of the Brookfield SAFE liability is the assumption regarding the portion of the Initial Purchase Amount that will be converted to equity (and the corresponding portion of accrued interest that will be forgiven) as a result of presentation of Qualified Projects to Brookfield. The valuation of the Brookfield SAFE liability is highly sensitive to such assumption and selection of such assumption is subjective and requires a high degree of judgment by management of the Company.
We identified the valuation of the Brookfield SAFE Liability as a critical audit matter because its value is highly sensitive to changes in the assumption regarding the portion of the Initial Purchase Amount that will be converted to equity (and the corresponding portion of accrued interest that will be forgiven). Evaluating this assumption required a high degree of auditor judgment and significant audit effort to evaluate the sufficiency of audit evidence relating to the Company’s estimate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the valuation of the Brookfield SAFE liability included the following, among others:
–We inspected the Brookfield Framework Agreement and obtained an understanding of its key terms, including the investment criteria that need to be met for a project to be considered a Qualifying Project.
–We inspected the Company’s project development pipeline to assess the nature and quantity of projects that could be developed into Qualifying Projects.
–We made selections of projects from the project development pipeline and made inquiries of project managers to understand the status of the project relative to meeting the investment criteria and evaluated the reasonableness of the Company’s assessment of the probability the selected project will become a Qualifying Project prior to the fifth anniversary of the Brookfield SAFE Agreement.
–We performed a lookback analysis on the status of the projects included in the project development pipeline to evaluate for management bias in developing its assumption.

/s/ Deloitte & Touche LLP

Chicago, IL
February 29, 2024

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
To the shareholders and the Board of Directors of LanzaTech Global, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of LanzaTech Global, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
•The Company has not effectively designed and implemented internal controls related to accounting for complex transactions and estimates requiring significant judgment.
•The Company’s controls over revenue recognition were not designed and operating at the appropriate level of precision to address the complexity inherent in their revenue cycle.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.
/s/ Deloitte & Touche LLP
Chicago, IL
February 29, 2024

LANZATECH GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$75,585	$83,045
Held-to-maturity investment securities	45,159	—
Trade and other receivables, net of allowance	11,157	11,695
Contract assets	28,238	18,000
Other current assets	12,561	11,157
Total current assets	172,700	123,897
Property, plant and equipment, net	22,823	19,689
Right-of-use assets	18,309	6,969
Equity method investment	7,066	10,561
Equity security investment	14,990	14,990
Other non-current assets	5,736	750
Total assets	$241,624	$176,856
Liabilities, Contingently Redeemable Preferred Stock, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$4,060	$7,455
Other accrued liabilities	7,316	4,502
AM SAFE liability	—	28,986
Warrants	7,614	4,108
Contract liabilities	3,198	3,101
Accrued salaries and wages	5,468	7,031
Current lease liabilities	126	798
Total current liabilities	27,782	55,981
Non-current lease liabilities	19,816	6,615
Non-current contract liabilities	8,233	10,760
Fixed Maturity Consideration	7,228	—
FPA Put Option liability	37,523	—
Brookfield SAFE liability	25,150	50,000
Other long-term liabilities	1,421	1,591
Total liabilities	127,153	124,947

Contingently Redeemable Preferred Stock
Redeemable convertible preferred stock, $0.0001 par value; 20,000,000 and 130,133,670 shares authorized, — and 129,148,393 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	480,631
Shareholders’ Deficit
Common stock, $0.0001 par value; 400,000,000 and 158,918,093 shares authorized, 196,642,451 and 10,422,051 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	19	1
Additional paid-in capital	943,960	24,782
Accumulated other comprehensive income	2,364	2,740
Accumulated deficit	(831,872)	(456,245)
Total shareholders’ equity (deficit)	$114,471	$(428,722)
Total liabilities, contingently redeemable preferred stock, and shareholders' equity	$241,624	$176,856
See the accompanying Notes to the Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022
Revenue:
Revenue from contracts with customers and grants	$45,953	$27,798
Revenue from sales of CarbonSmart products	5,337	4,000
Revenue from collaborative arrangements	5,529	2,575
Revenue from related party transactions	5,812	2,970
Total revenue	62,631	37,343

Cost and operating expenses:
Cost of revenue from contracts with customers and grants (exclusive of depreciation shown below)	(37,653)	(22,912)
Cost of revenue from sales of CarbonSmart products (exclusive of depreciation shown below)	(4,889)	(3,648)
Cost of revenue from collaborative arrangements (exclusive of depreciation shown below)	(2,265)	(1,250)
Cost of revenue from related party transactions (exclusive of depreciation shown below)	(172)	(477)
Research and development expense	(68,142)	(53,191)
Depreciation expense	(5,452)	(4,660)
Selling, general and administrative expense	(50,438)	(26,804)
Total cost and operating expenses	(169,011)	(112,942)
Loss from operations	(106,380)	(75,599)
Other income (expense):
Interest income, net	4,572	8
Other expense, net	(29,388)	(2,757)
Total other expense, net	(24,816)	(2,749)
Loss before income taxes	(131,196)	(78,348)
Income tax expense	—	—
(Loss) gain from equity method investees, net	(2,902)	1,992
Net loss	$(134,098)	$(76,356)

Other comprehensive loss:
Foreign currency translation adjustments	(376)	(1,449)
Comprehensive loss	$(134,474)	$(77,805)

Unpaid cumulative dividends on preferred stock	(4,117)	(38,672)
Net loss allocated to common shareholders	$(138,215)	$(115,028)

Net loss per common share - basic and diluted	$(0.79)	$(12.37)
Weighted-average number of common shares outstanding - basic and diluted	176,023,219	9,302,080
See the accompanying Notes to the Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY/ DEFICIT

	Redeemable Convertible Preferred Stock		Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity / (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	29,521,810	$480,631	2,382,358	$—	$24,783	$(456,245)	$2,740	$(428,722)
Retroactive application of recapitalization	99,626,583	—	8,039,693	1	(1)	—	—	—
Adjusted balance, beginning of period	129,148,393	480,631	10,422,051	1	24,782	(456,245)	2,740	(428,722)
Stock-based compensation expense	—	—	—	—	14,957	—	—	14,957
RSA vesting	—	—	2,535,825	—	—	—	—	—
Repurchase of equity instruments	—	—	(771,141)	—	(7,650)	—	—	(7,650)
Net loss	—	—	—	—	—	(134,098)	—	(134,098)
Issuance of common stock upon exercise of options	—	—	1,661,698	—	2,550	—	—	2,550
Exercise of a warrant, Series C and D Preferred Stock	594,309	5,890	—	—	—	—	—	—
In-kind payment of preferred dividend	—	241,529	—	—	—	(241,529)	—	(241,529)
Conversion of preferred stock into common stock	(129,742,702)	(728,050)	153,895,644	15	728,035	—	—	728,050
Recapitalization, net of transaction expenses (Note 3)	—	—	28,898,374	3	236,970	—	—	236,973
Forward Purchase Agreement prepayment	—	—	—	—	(60,547)	—	—	(60,547)
Reclassification of warrants to equity	—	—	—	—	4,863	—	—	4,863
Foreign currency translation	—	—	—	—	—	—	(376)	(376)
Balance as of December 31, 2023	—	$—	196,642,451	$19	$943,960	$(831,872)	$2,364	$114,471

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY/ DEFICIT

	Redeemable Convertible Preferred Stock		Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity / (Deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	29,521,810	$480,631	2,106,934	$—	$21,711	$(379,889)	$3,261	$(354,917)
Retroactive application of recapitalization	99,626,583	—	7,110,226	1	(1)	—	—	—
Adjusted balance, beginning of period	129,148,393	480,631	9,217,160	1	21,710	(379,889)	3,261	(354,917)
Share-based compensation expense	—	—	—	—	2,527	—	—	2,527
Repurchase of equity instruments	—	—	—	—	(649)	—	—	(649)
Net loss	—	—	—	—	—	(76,356)	—	(76,356)
Issuance of common stock upon exercise of options	—	—	1,204,891	—	1,194	—	—	1,194
Transfer from foreign currency translation to investment	—	—	—	—	—	—	928	928
Foreign currency translation	—	—	—	—	—	—	(1,449)	(1,449)
Balance as of December 31, 2022	129,148,393	$480,631	10,422,051	$1	$24,782	$(456,245)	$2,740	$(428,722)
See the accompanying Notes to the Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(134,098)	$(76,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	15,199	2,527
(Gain) loss on change in fair value of SAFE and warrant liabilities	(14,471)	1,949
Loss on change in fair value of the FPA Put Option and the Fixed Maturity Consideration liabilities	44,300	—
Provision for losses on trade and other receivables	700	—
Depreciation of property, plant and equipment	5,452	4,660
Amortization of discount on debt security investment	(1,301)	—
Non-cash lease expense	1,526	1,825
Non-cash recognition of licensing revenue	(1,805)	(2,160)
Loss (gain) from equity method investees, net	2,902	(1,992)
Gain from disposal of property, plant and equipment	—	(49)
Net foreign exchange loss	182	668
Changes in operating assets and liabilities:
Accounts receivable, net	104	(8,817)
Contract assets	(10,049)	(6,246)
Accrued interest on debt investment	(266)	—
Other assets	(2,658)	(5,127)
Accounts payable and accrued salaries and wages	(4,991)	8,243
Contract liabilities	95	(488)
Operating lease liabilities	(337)	(2,028)
Other liabilities	2,220	(1,312)
Net cash used in operating activities	$(97,296)	$(84,703)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(8,553)	(10,735)
Proceeds from disposal of property, plant and equipment	—	49
Purchase of debt securities	(93,858)	—
Proceeds from maturity of debt securities	50,000	—
Purchase of additional interest in equity method investment	(288)	—
Origination of related party loan	(5,212)	—
Net cash used in investing activities	$(57,911)	$(10,686)
Cash Flows From Financing Activities:
Proceeds from issue of equity instruments of the Company	—	1,194
Proceeds from the Business Combination and PIPE, net of transaction expenses (Note 3)	213,381	—
Forward Purchase Agreement prepayment	(60,096)
Proceeds from exercise of options	2,550	—
Proceeds from issue of SAFE and warrant instruments	—	50,000
Repurchase of equity instruments of the Company	(7,650)	(649)
Net cash provided by financing activities	$148,185	$50,545
Net decrease in cash, cash equivalents and restricted cash	(7,022)	(44,844)
Cash, cash equivalents and restricted cash at beginning of period	83,710	128,732
Effects of currency translation on cash, cash equivalents and restricted cash	(404)	(178)
Cash, cash equivalents and restricted cash at end of period	$76,284	$83,710
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable	279	246
Receipt of common shares as payment for option exercises	—	1,944
Right-of-use asset additions	12,866	4,108
Reclassification of capitalized costs related to the business combination to equity	1,514	—
Cashless conversion of warrants on preferred shares	5,890	—
Recognition of public and private warrant liabilities in the Business Combination	4,624	—
Reclassification of AM SAFE warrant to equity	1,800	—
Conversion of AM SAFE liability into common stock	29,730	—
Conversion of Legacy LanzaTech NZ, Inc. preferred stock and in-kind dividend into common stock	722,160	—
Reclassification of Shortfall warrant to equity	3,063	—

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
See the accompanying Notes to the Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of the Business
LanzaTech Global, Inc., formerly known as AMCI Acquisition Corp. II (“AMCI”) prior to February 8, 2023 (the “Closing Date”) was incorporated as a Delaware corporation on January 28, 2021.
On March 8, 2022, LanzaTech NZ, Inc. ("Legacy LanzaTech") entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AMCI and AMCI Merger Sub, Inc. a Delaware corporation and a wholly owned subsidiary of AMCI (“Merger Sub”). On February 8, 2023, Legacy LanzaTech completed its business combination with AMCI by which the Merger Sub merged with and into Legacy LanzaTech, with Legacy LanzaTech continuing as the surviving corporation and as a wholly owned subsidiary of AMCI (the “Business Combination”). The reporting entity is LanzaTech Global, Inc. and its subsidiaries (collectively referred to herein as “the Company”, "LanzaTech", “we”, “us”, “our”). For more information on the Business Combination, see Note 3 - Reverse Recapitalization.
The Company is headquartered in Skokie, Illinois. The Company is a nature-based carbon refining company that transforms waste carbon into the chemical building blocks for consumer goods such as sustainable fuels, fabrics, and packaging that people use in their daily lives. The Company’s customers leverage its proven proprietary gas fermentation technology platform to convert certain feedstock, including waste carbon gases, into sustainable fuels and chemicals such as ethanol. The Company performs related services such as feasibility studies, engineering services, and research and development ("R&D") in biotechnology for commercial and government entities. The Company also purchases low carbon chemicals produced at customer facilities employing the Company’s technology and sells it under the brand name CarbonSmart. We have also been developing the capabilities to produce single cell protein as a primary product from our gas fermentation platform.
As of December 31, 2023, licensees of the Company’s technology operate four commercial-scale waste-to-gas ethanol plants in China, one plant in India, and one plant in Belgium with others currently in development in various countries, compared to three commercial scale waste-to-gas ethanol plants in China as of December 31, 2022.
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

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of LanzaTech Global, Inc. and its wholly-owned consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Following the consummation of the Business Combination LanzaTech was a “smaller reporting company” or “SRC” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The market value of LanzaTech’s common stock that was held by non-affiliates (i.e. public float) exceeded $700 million as of the last business day of the Company’s 2023 second fiscal quarter (the measurement date). As a result, LanzaTech no longer qualified as a SRC as of the measurement date. LanzaTech has elected to continue using the scaled disclosures permitted for SRCs in this annual report, and will begin providing non-scaled larger company disclosures in the Form 10-Q as of and for the period ended March 31, 2024.
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
For more information on the Business Combination, see Note 3 - Reverse Recapitalization.
The Company has reclassified its warrants on preferred shares, for $2,119 as of December 31, 2022, from Other accrued liabilities to Warrants on the consolidated balance sheet to conform with current period presentation.
Revision of previously issued financial statements
The Forward Purchase Agreement prepayment is presented as a cash outflow from financing activities within the consolidated statement of cash flows for the year ended December 31, 2023. In the Company’s quarterly reports for the year-to-date periods ended March 31, 2023, June 30, 2023, and September 30, 2023, it was classified as a cash outflow from investing activities. During Q4 2023, the company identified the error and updated the presentation in the annual financial statements. The Company will revise this presentation in the 2023 comparative periods presented in its quarterly reports for the year-to-date periods ended March 31, 2024, June 30, 2024, and September 30, 2024 filed for the quarters. The Company has determined the incorrect classification was not material to the respective quarterly reports.
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
The Company holds interests in certain VIEs for which it has been determined the Company is not the primary beneficiary. The Company's variable interests primarily relate to entities in which the Company has a non-controlling equity interest. Although these financial arrangements resulted in holding variable interests in these entities, they do not empower the Company to direct the activities of the VIEs that most significantly impact the VIEs' economic performance. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting or at fair value (including, when applicable, the practicability exception to fair value under ASC 321-10-35). Refer to Note 6 - Investments, for further information. The Company is exposed to the VIEs’ losses and other impairment losses up to the carrying value of each investment and any amounts receivable from the VIE, less amounts payable. Refer to Note 15 - Related Party Transactions, for further details on the transactions with VIEs.
Going Concern
The accompanying consolidated financial statements of the Company have been prepared in accordance with US GAAP and assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company had cash and cash equivalents of $75,585, short and long-term held-to-maturity debt investments of $45,159 and an accumulated deficit of $(831,872) as of December 31, 2023 and cash outflows from operations of $(97,296) and a net loss of $(134,098) for the twelve months ended December 31, 2023. As a result of the Business Combination described in Note 1 closing on February 8, 2023, the Company received $153,285, which represents the proceeds from the Business Combination received net of (1) transaction expenses, (2) the PIPE investment and (3) the amount paid to ACM ARRT H LLC (“ACM”) and Vellar Opportunity Fund SPV LLC - Series 10 (“Vellar”) in relation to the Forward Purchase Agreement (see below).
The Company has historically funded its operations through debt financing and issuances of equity securities. Based on the Company’s financial position as of the date the consolidated financial statements were issued, the Company projects that it will be able to cover its liquidity needs for the next twelve months.

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include fair value of equity awards granted to both employees and non-employees, valuation of common stock prior to the close of the Business Combination, revenue recognized over time, AM SAFE and Brookfield SAFE obligations, AM SAFE warrants, the Forward Purchase Agreement and the Private Placement Warrants.
The Company uses the percentage of completion for the input method to recognize revenue over time for certain contracts with customers. Under the input method, the Company exercises judgment and estimation when selecting the most indicative measure of such performance.
Most of our arrangements provide fixed consideration, however, when there are variable consideration elements, the Company estimates the transaction price and whether revenue should be constrained. Significant estimates and judgments are also used when a material right is provided to the customer. In these instances, the Company estimates the stand-alone selling price and apportions the total transaction price to this material right. Refer to the Revenue Recognition section in Note 2 - Summary of Significant Accounting Policies hereunder.
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
Foreign Currencies
The Company’s reporting currency is the U.S. Dollar. The Company has certain foreign subsidiaries where the functional currency is the local currency. All of the assets and liabilities of these subsidiaries are translated to U.S. dollars at the exchange rate in effect at the balance sheet date, income and expense accounts are translated at average rates for the period, and shareholders’ equity accounts are translated at historical rates. The effects of translating financial statements of foreign operations into the Company’s reporting currency are recognized in other comprehensive income.
The Company also has foreign subsidiaries that have a functional currency of the U.S. dollar. Purchases and sales of assets and income and expense items denominated in foreign currencies are remeasured into U.S. dollar amounts on the respective dates of such transactions. Net realized and unrealized foreign currency gains or losses relating to the differences between these recorded amounts and the U.S. dollar equivalent actually received or paid are included within other expense, net in the consolidated statements of operations and comprehensive loss.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2023 and December 31, 2022, the Company had $75,585 and $83,045 of cash and cash equivalents, respectively.
Restricted Cash
The Company is required to maintain a cash deposit with a bank which consists of collateral on certain travel and expense programs maintained by the bank. The following represents a reconciliation of Cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of December 31, 2023 and December 31, 2022.

	As of
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$75,585	$83,045
Restricted cash (presented within Other current assets)	699	665
Cash, cash equivalents and restricted cash	$76,284	$83,710
Trade and Other Receivables
Receivables are reported net of allowances for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, unusual macroeconomic conditions, and historical experience. As of December 31, 2023 and December 31, 2022, the Company recognized an allowance for doubtful accounts of $1,751 and $1,051, respectively.
Other Current Assets
Other current assets consist of prepaid expenses, materials and supplies, inventory and other assets. Material and supplies consist of spare parts and consumables used for research and research equipment and is stated at the weighted average cost. Inventory consists of CarbonSmart products and biocatalysts to be sold to biorefining customers.
Property, Plant and Equipment, net
Property, plant and equipment are stated at cost and include improvements that significantly increase capacities or extend the useful lives of existing plant and equipment. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Useful lives range from three to five years for instruments and equipment, three to five years for office equipment and furniture and software, five years for vehicles and, for leasehold improvements, the shorter of the life of the improvement or the remaining term of the lease.
The Company reviews the remaining useful life of its assets on a regular basis to determine whether changes have taken place that would suggest that a change to depreciation policies is warranted.
Upon retirement or disposal of property, plant and equipment, the cost and related accumulated depreciation are removed from the account, and the resulting gains or losses, if any, are recorded in the consolidated statements of operations and comprehensive loss. Net gains or losses related to asset dispositions are recognized in earnings in the period in which dispositions occur. Routine maintenance, repairs and replacements are expensed as incurred.
Leases
The Company determines if an arrangement is a lease at inception. Lease agreements under which the Company is a lessee are evaluated to classify the lease as a finance or operating lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As most leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments.
Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company accounts for lease components and non-lease components as a single lease component.
Impairment of Long-Lived Assets
The Company performs a recoverability assessment of each of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators may include, but are not limited to, adverse changes in the regulatory environment in a jurisdiction where the Company operates, a decision to discontinue the development of a long-lived asset, early termination of a significant customer contract, or the introduction of newer technology.

When performing a recoverability assessment, the Company measures whether the estimated future undiscounted net cash flows expected to be generated by the asset exceeds its carrying value. In the event that an asset does not meet the recoverability test, the carrying value of the asset will be adjusted to fair value resulting in an impairment charge.
Management develops the assumptions used in the recoverability assessment based on active contracts as well as information received from third-party industry sources. The Company did not record an impairment during the years ended December 31, 2023 and 2022.
Equity Method Investments
Investments in entities over which the Company has significant influence, but not control, are accounted for using the equity method of accounting. Gain or loss from equity method investees, net, represents the Company’s proportionate share of net income or loss of its equity method investees and any gains or losses resulting from transactions in the investee's equity.
Our equity method investment is assessed for impairment whenever changes in the facts and circumstances indicate a loss in value may have occurred. When a loss is deemed to have occurred and is other than temporary, the carrying value of the equity method investment is written down to fair value. In evaluating whether a loss is other than temporary, the Company considers the length of time for which the conditions have existed and its intent and ability to hold the investment.
Equity Security Investments
Investments in entities over which the Company has neither significant influence, nor control, are accounted for as equity security investments. For investments where the fair value is not readily determinable, the Company will account for its investment using the alternative measurement principals as permitted under Accounting Standards Codification ("ASC") 321, Investments — Equity Securities.
Subsequently, under the alternative measurement method, the Company will adjust the carrying value for observable changes in price and will reassess whether its investment continues to qualify for such method. Additionally, the Company will perform a qualitative assessment and recognize an impairment if there are sufficient indicators that the fair value of the investment is less than its carrying value. The changes in value and impairment charges (if any), are recorded in Other expense, net in the consolidated statements of operations and comprehensive loss.
ArcelorMittal Simple Agreement for Future Equity ("AM SAFE")
In December 2021, the Company issued a SAFE that allowed an investor to participate in future equity financings through a share-settled redemption of the amount invested (such notional being the “invested amount”). The Company determined that the AM SAFE was not legal form debt (i.e., no creditors’ rights). The AM SAFE includes a provision allowing for cash redemption upon the occurrence of a change of control, the occurrence of which is outside the control of the Company. Therefore, the AM SAFE was classified as mark-to-market liability pursuant to ASC 480, Distinguishing Liability from Equity ("ASC 480") as of December 31, 2022. On the Closing Date of the Business Combination, the AM SAFE converted into 3,000,000 shares of common stock. The AM SAFE was adjusted to its fair value on the Closing Date prior to settlement.
Brookfield SAFE
On October 2, 2022, the Company entered into a SAFE with Brookfield (the "Brookfield SAFE"). Under the Brookfield SAFE, the Company agreed to issue to Brookfield the right to certain shares of its capital stock, in exchange for the payment of $50,000 (the “Initial Purchase Amount”). The Brookfield SAFE is legal form debt. Management has elected to apply the Fair Value Option ("FVO") under ASC 825, Financial Instruments. As the Brookfield SAFE is accounted for under the FVO, the Brookfield SAFE is classified as mark-to-market liability.
Investment securities
The Company classifies investment securities according to their purpose and holding period. All investment securities are debt securities that have been classified as held-to-maturity (“HTM”) because the Company has both the ability and intent to hold the securities to maturity.
HTM debt securities are comprised of U.S. Treasury bills, U.S. Treasury notes, Yankee bonds, and corporate debt. HTM debt securities are carried at amortized cost, which is original cost net of periodic principal repayments and amortization of premiums and accretion of discounts. Accrued interest receivable is recorded within trade and other receivables, net of allowance on the consolidated balance sheets. Amortization of premiums and accretion of discounts are computed using the contractual level-yield method (contractual interest method), adjusted for actual prepayments. The contractual interest method recognizes the income effects of premiums and discounts over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded at fair value as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and adjusted to the current fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in Other expense, net on the consolidated statements of operations and comprehensive loss (see Note 8 - Warrants).
Forward Purchase Agreement
On February 3, 2023, the Company entered into a Forward Purchase Agreement (“FPA”) with ACM. On the same date, ACM partially assigned its rights under the FPA to Vellar. ACM and Vellar are together referred to as the “Purchasers”. Pursuant to the Forward Purchase Agreement, the Purchasers obtained 5,916,514 common shares (“Recycled Shares”) on the open market for $10.16 per share (“Redemption Price”), and such purchase price of $60,096 was funded by the use of AMCI trust account proceeds as a partial prepayment (“Prepayment Amount”) for the Forward Purchase Agreement redemption 3 years from the date of the Business Combination (“Maturity Date”). The Maturity Date may be accelerated, at the Purchasers discretion, if the Company share price trades below $3.00 per share for any 50 trading days during a 60 day consecutive trading-day period or the Company is delisted. On any date following the Business Combination, the Purchasers also have the option to early terminate the arrangement in whole or in part by providing optional early termination notice to the Company (the “Optional Early Termination”). For those shares early terminated (the “Terminated Shares”), the Purchasers will owe the Company an amount equal to the Terminated Shares times the Redemption Price, which may be reduced in the case of certain dilutive events (“Reset Price”).
At the Maturity Date, the Company is obligated to pay the Purchasers an amount equal to the product of (1) 7,500,000 less (b) the number of Terminated Shares multiplied by (2) $2.00 (the “Maturity Consideration”). In addition to the Maturity Consideration, on the Maturity Date, the Company shall pay to the Purchasers an amount equal to the product of (x) 500,000 and (y) the Redemption Price, totaling $5,079 (the “Share Consideration”). If the Purchasers were to utilize their Optional Early Termination to terminate the FPA early in its entirety, neither the Maturity Consideration nor the Share Consideration would be due to the Purchasers.
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
The FPA consists of three freestanding financial instruments which are accounted for as follows:
1) The total prepayment of $60,547 (“Prepayment Amount”), which is accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Recycled Shares and sale of shares to the Purchasers pursuant to a subscription agreement.

2) The “FPA Put Option” which includes both the in-substance written put option and the portion of the Maturity Consideration in excess of the Minimum Maturity Consideration (the “Variable Maturity Consideration”). The FPA Put Option is a derivative instrument the Company has recorded as a liability and measured at fair value. The initial fair value of the FPA Put Option and subsequent changes in fair value of the FPA Put Option are recorded within Other expense, net on the consolidated statements of operations and comprehensive loss.
3) The “Fixed Maturity Consideration,” which includes the minimum portion of the Maturity Consideration (the “Minimum Maturity Consideration”), calculated as 7,500,000 less 5,916,513 multiplied by $2.00 or $3,167, and the Share Consideration. Both the Minimum Maturity Consideration and the Share Consideration are considered to be free-standing debt instruments and as both will be paid on the same terms and at the same time, these are accounted for together. The Company has elected to measure these using the FVO under ASC 825, Financial Instruments (“ASC 825”). The Fixed Maturity Consideration is recorded as a long-term liability on the consolidated balance sheets. The initial fair value of the Fixed Maturity Consideration and subsequent changes in fair value of the Fixed Maturity Consideration are recorded within Other expense, net on the consolidated statements of operations and comprehensive loss.
Revenue Recognition
The Company recognizes revenue from exchange transactions in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company primarily earns revenue from services related to biorefining (formerly known as carbon capture and transformation) which includes feasibility studies and basic engineering design of commercial plants, licensing of technologies and sales of biocatalysts. The other two revenue streams are: (1) joint development and contract research activities to develop and optimize novel biocatalysts, related processes and technologies, and (2) supply of chemical building blocks for sustainable products produced using the Company’s proprietary technologies (referred to as CarbonSmart).
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
Biorefining
The Company provides feasibility studies and basic design and engineering services used for detailed design, procurement, and construction of commercial plants that utilize the Company’s technologies, along with the sale of microbes and media. The services provided are recognized as a performance obligation satisfied over time. Revenue is recognized using the cost-to-cost input method for certain engineering services, or the percentage of completion method as performance obligations are satisfied. Revenue for the sale of microbes and media is at a point in time, depending on when control transfers to the customer.
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
Grants received to perform engineering services, including cost reimbursement agreements, are assessed to determine if the agreement should be accounted for as an exchange transaction or a contribution. An agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Contributions are recognized as grant revenue as the qualifying costs related to the grant have been incurred.
Joint Development and Contract Research
The Company performs R&D services related to novel technologies and development of biocatalysts for commercial applications, mainly to produce fuels and chemicals. The Company engages in two main types of R&D services – joint development agreements, and contract research, including projects with the U.S. Department of Energy and other US or foreign government agencies. Such services are recognized as a performance obligation satisfied over time. Revenue is recognized based on milestone completion, when payments are contingent upon the achievement of such milestones, or based on percentage-completion method when enforceable rights to payment exist. When no milestones or phases are clearly defined, management has determined that the cost incurred, input method, is an appropriate measure of progress towards complete satisfaction of the performance obligations under ASC 606, and estimates its variable consideration under the expected value method.
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
CarbonSmart
The Company purchases chemical building blocks from the customers who have deployed our proprietary technologies in their biorefining plants and sells them as CarbonSmart products. Revenue is recognized at a point in time when control transfers to our end customer, which varies depending on the shipping terms. The Company acts as the principal in such transactions and accordingly, recognizes revenue and cost of revenues on a gross basis. Amounts received for sales of CarbonSmart products are classified as Revenue from sales of CarbonSmart products in the consolidated statements of operations and comprehensive loss.
Collaboration Arrangements
The Company has certain partnership agreements that are within the scope of ASC 808, Collaborative Arrangements, which provides guidance on the presentation and disclosure of collaborative arrangements. Generally, the classification of the transaction under the collaborative arrangements is determined based on the nature of the contractual terms of the arrangement, along with the nature of the operations of the participants. The Company’s collaborative agreements generally include a provision of R&D services related to novel technologies and biocatalysts. Amounts received for these services are classified as Revenue from collaborative arrangements in the consolidated statements of operations and comprehensive loss. The Company's R&D services are a major part of the Company's ongoing operations and therefore ASC 606 is applied to recognize revenue.
Cost of Revenues
The Company’s R&D, engineering, and other direct costs of services and goods related to revenue agreements with customers, related parties, and collaborative partners represent cost of revenue. Costs include both internal and third-party fixed and variable costs and include materials, supplies, labor, and fringe benefits.
Research and Development
We incur costs associated with various R&D activities and expense them as incurred.
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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the warrant liability.
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company’s contracting entities outside of the United States for the twelve months ended December 31, 2023 and 2022 was approximately 73% and 61%, respectively.
As of December 31, 2023 and December 31, 2022, approximately 49% and 35%, respectively, of trade accounts receivable and unbilled accounts receivable were due from contracting entities located outside the United States. As of December 31, 2023 and December 31, 2022, the value of property, plant, and equipment outside the United States was immaterial.
The Company’s revenue by geographic region based on the contracting entities’ location is presented in Note 5 - Revenues.

Our largest contracting entities represent 10% or greater of revenue and were as follows for the twelve months ended months ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Customer A	38%	10%
Customer B	6%	22%
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
Benefit Plans
The Company sponsors a 401(k) defined contribution retirement plan for the benefit of its employees, substantially all of whom are eligible to participate after meeting minimum qualifying requirements. Contributions to the plan are at the discretion of the Company. For the years ended December 31, 2023 and 2022, the Company contributed $1,253 and $987, respectively, to the plan, which contributions are included within Cost of revenue, Research and development expense and Selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
Deferred income tax assets are evaluated to determine if valuation allowances are required or should be adjusted. Valuation allowances are established based on a more likely than not standard. The ability to realize deferred tax assets depends on the Company’s ability to generate sufficient taxable income within the carry back or carryforward periods provided for in the tax law for each tax jurisdiction. The Company considers the various possible sources of taxable income when assessing the realization of its deferred tax assets. The valuation allowances recorded against deferred tax assets generated by taxable losses in certain jurisdictions will affect the provision for income taxes until the valuation allowances are released. The Company’s provision for income taxes will include no tax benefit for losses incurred and no tax expense with respect to income generated in these jurisdictions until the respective valuation allowance is eliminated.
The Company records uncertain tax positions on the basis of a two-step process whereby it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and for those tax positions that meet the more likely than not criteria, the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority is recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense.
Related Party Transactions
The Company follows ASC 850-10, Related Party Transactions, for the identification of related parties and disclosure of related party transactions.
Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. Refer to Note 6 - Investments, and Note 15 - Related Party Transactions, for further information.
Net Loss Per Share
    Basic net loss per share is computed by dividing net loss attributable to participating stock by the weighted average number of shares of participating stock outstanding during the period.
Diluted net loss per share reflects potential dilution and is computed by dividing net loss attributable to participating stock by the weighted average number of shares of participating stock outstanding during the period. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. Refer to Note 4 - Net Loss Per Share, for additional information.
Shareholders' Equity

The securities of the Company are represented by common shares, par value $0.0001 per share. Each common share is entitled to one vote. With respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, all common shares shall participate pro rata in such payment whenever funds are legally available and when declared by the Board of Directors of the Company, subject to the prior rights of holders of all classes of stock outstanding.
Recently Issued Accounting Pronouncements
Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative issued in August 2018
In October 2023, the FASB issued ASU 2023-06, which amends U.S. GAAP to reflect updates and simplifications to certain disclosure requirements referred to FASB by the SEC. The targeted amendments incorporate 14 of the 27 disclosures referred by the SEC into Codification. Some of the amendments represent clarifications to, or technical corrections of, the current requirements. Each amendment in ASU 2023-06 will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulation by June 30, 2027. Because the company is subject to the SEC’s disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from regulation S-X or Regulation S-K becomes effective, and will be applied prospectively, with early adoption prohibited. No amendments were effective at December 31, 2023. The Company is still currently evaluating the impact of the adoption of the new standard but does not expect a significant impact on the consolidated financial statements.
ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”)
In November 2023, the FASB issued ASU No. 2023-07, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for public companies with annual periods beginning after December 15, 2023, and interim periods within annual period beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the ASU will have on the consolidated financial statements.
ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”)
In December 2023, the FASB issued ASU No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to help investors better assess how a company’s operations and related tax risks and tax planning and operational opportunities affect the company’s tax rate and prospects for future cash flows. ASU 2023-09 improves disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the adoption of the standard in the income tax footnote disclosures.

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
As discussed in Note 2 - Summary of Significant Accounting Policies, the Business Combination was accounted for as a reverse recapitalization in accordance with US GAAP. Under this method, while AMCI was the legal acquirer, it has been treated as the “acquired” company for financial reporting purposes. Accordingly, the Business Combination was treated as the equivalent of pre-combination Legacy LanzaTech issuing stock for the net assets of AMCI, accompanied by a recapitalization. The net assets of AMCI were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of pre-combination Legacy LanzaTech. Reported shares and earnings per share available to holders of the Company’s common stock and preferred shares, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the Business Combination (approximately one pre-combination Legacy LanzaTech share to 4.3747 of the Company’s shares).
Upon closing of the Business Combination, the shareholders of AMCI, including AMCI founders, were issued 10,398,374 shares of common stock of the Company. In connection with the closing, holders of 8,351,626 shares of common stock of AMCI were redeemed at a price per share of approximately $10.16. In connection with the Closing, 18,500,000 shares of common stock of the Company were issued to PIPE investors. 15,500,000 of those shares were issued at a price per share of $10.00. The remaining 3,000,000 shares were issued upon conversion of the AM SAFE liability. The Company incurred $7,223 in transaction costs relating to the Business Combination and recorded those costs against Additional paid-in capital in the consolidated balance sheets.
The number of shares of Class A common stock issued and outstanding immediately following the consummation of the Business Combination and PIPE financing were:

	Shares	Percentage
Legacy LanzaTech shares	167,324,363	85.3%
Public stockholders	10,398,374	5.3%
PIPE shares	18,500,000	9.4%
Total	196,222,737	100%
The following table reconciles the elements of the Business Combination and PIPE financing to the consolidated statements of cash flows:

Recapitalization
Cash - AMCI trust account[1]	$64,090
Cash - PIPE financing	155,000
Less: Transaction costs allocated to equity	(5,709)
Effect of the Business Combination and PIPE financing	$213,381
__________________
(1)The cash from the AMCI trust account is net of redemptions and the payment of pre-combination AMCI expenses.
The following table reconciles the elements of the Business Combination and PIPE financing to the change in Additional paid-in capital on the consolidated statement of changes in redeemable preferred stock and shareholders' equity/deficit:

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

The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss for basic and diluted earnings per common share	$(134,098)	$(76,356)
Unpaid cumulative dividends on preferred stock	(4,117)	(38,672)
Net loss allocated to common shareholders	$(138,215)	(115,028)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	176,023,219	9,302,080
Net loss per common share, basic and diluted(1)	$(0.79)	$(12.37)
__________________
(1)In periods in which the Company reports a net loss, all common stock equivalents are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share.
As of December 31, 2023 and 2022, common stock equivalents not included in the computation of loss per share because their effect would be antidilutive include the following:

	December 31,
	2023	2022
Redeemable convertible preferred stock (if converted)	—	129,148,393
Options	16,411,978	14,661,253
RSUs	7,084,967	—
RSAs	—	2,535,825
Brookfield SAFE	5,000,000	—
Warrants	16,657,686	985,278
Total	45,154,631	147,330,749
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
In connection with the AM SAFE and Brookfield SAFE, see Note 10 - Fair Value, the Company could issue additional potential shares of common stock. Shares related to the AM SAFE were issued on the Closing Date. Shares related to the Brookfield SAFE and AM SAFE warrant have not been issued as of December 31, 2023. The AM SAFE warrant became exercisable for a fixed number of shares as of the Closing Date, see Note 8 - Warrants. As a result, these common stock equivalents are included in the warrants line item in the potential share table above as of December 31, 2023. The per share issuance price for the Brookfield SAFE upon closing of the Business Combination is the liquidity price as defined in the Brookfield SAFE agreement. As a result of the Business Combination, the Brookfield SAFE became convertible into a maximum number of shares, which is included in the table above as of December 31, 2023. None of these common stock equivalents are included in the computation of diluted net loss per share until actually issued because doing so would be anti-dilutive.
Note 5 — Revenues

Disaggregated Revenue
The following table presents disaggregated revenue in the following categories (in thousands):

	Year Ended December 31,
	2023	2022
Contract Types:
Licensing	$3,449	$2,160
Engineering and other services	39,196	19,061
Biorefining revenue	$42,645	$21,221

Joint development agreements	8,416	6,021
Contract research	6,233	6,101
Joint development and contract research revenue	$14,649	$12,122

CarbonSmart product	5,337	4,000

Total Revenue	$62,631	$37,343
The following table presents revenue from partners in collaborative arrangements and from grant contributions which are included in the table above as follows (in thousands):

	Year Ended December 31,
	2023	2022
Revenue from partners in collaborative agreements included in the Joint development agreements above	5,529	2,575
Revenue from grant contributions included in the Engineering and other services above	24,146	6,026
The following table presents disaggregation of the Company’s revenues by customer location for the twelve months ended months ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
North America	$17,618	$17,149
Europe, Middle East, Africa (EMEA)	37,447	11,500
Asia	3,570	5,752
Australia	3,996	2,942
Total Revenue	$62,631	$37,343

Contract balances
The following table provides changes in contract assets and liabilities (in thousands):

	Current Contract Assets	Current Contract Liabilities	Non-current Contract Liabilities
Balance as of December 31, 2022	$18,000	$3,101	$10,760
Additions to unbilled accounts receivable	61,453	—	—
Increases due to cash received	—	10,058	—
Unbilled accounts receivable recognized in trade receivables	(51,405)	—	—
Decrease on revaluation on currency	190	—	160
Reclassification from long-term to short-term	—	2,687	(2,687)
Reclassification to revenue as a result of performance obligations satisfied	—	(12,648)	—
Balance as of December 31, 2023	$28,238	$3,198	$8,233
The increase in contract assets was mostly due to unbilled accounts receivable resulting from revenue recorded under contracts with customers and grants where the Company performed engineering and other services, and primarily relates to contracts with government entities. The decrease in contract liabilities was primarily due to the recognition of revenue during the period related to advance payments previously received by the Company for engineering and other services contracts with customers. As of December 31, 2023 and December 31, 2022 the Company had $11,157 and $11,695, respectively, of billed accounts receivable, net of allowance.
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
Remaining performance obligations consisted of the following (in thousands):

	As of
	December 31, 2023	December 31, 2022
Current	$3,198	$3,101
Non-current	8,233	10,760
Total	$11,431	$13,861

Note 6 — Investments
HTM Debt Securities

HTM debt securities are comprised of U.S. Treasury bills and notes, Yankee debt securities, and corporate debt securities. HTM debt securities are classified as short-term or long-term based upon the contractual maturity of the underlying investment.

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Accrued Interest
Short-term
US Treasury bills and notes	20,423	6	$—	$20,429	$14
Corporate debt securities	21,736	14	(33)	21,717	209
Yankee debt securities	3,000	—	(8)	2,992	43
Total debt securities due within a year	$45,159	$20	$(41)	$45,138	$266

Total HTM Debt Securities	45,159	20	(41)	45,138	266
The Company regularly reviews held-to-maturity securities for declines in fair values that are determined to be credit related. As of December 31, 2023, the Company did not have an allowance for credit losses related to held-to-maturity securities.
Equity investments

The Company’s equity investments consisted of the following (in thousands):

	As of
	December 31, 2023	December 31, 2022
Equity Method Investment in LanzaJet	$7,066	$10,561
Equity Security Investment in SGLT	14,990	14,990
Total Investment	$22,056	$25,551
LanzaJet
On May 13, 2020, the Company contributed $15,000 in intellectual property in exchange for a 37.5% interest (“Original Interest”) of LanzaJet, Inc. (“LanzaJet”) in connection with an investment agreement (“Investment Agreement”). The Company accounts for the transaction as a revenue transaction with a customer under ASC 606. The licensing and technical support services provided are recognized as a single combined performance obligation satisfied over the expected period of those services, beginning May 2020 through December 2025. During the years ended December 31, 2023 and December 31, 2022, the Company recognized revenue from this arrangement of $2,249 and $2,160 respectively, net of intra-entity profit elimination and has associated deferred revenue of $5,375 and $8,062, as of December 31, 2023 and December 31, 2022, respectively. Intra-entity profits related to this arrangement are $437 and $527 for the years ended December 31, 2023 and 2022, respectively. Intra-entity profits are amortized over a 15-year period through 2034.
Between February 1, 2021 and April 4, 2021, LanzaJet closed two additional rounds of investment which reduced the Company's Original Interest to approximately 23%. In connection with the LanzaJet Note Purchase Agreement as described in Note 15 - Related Party Transactions, LanzaJet issued warrants that are exercisable for $0.01 by the holder when the related funds are drawn by LanzaJet. The warrants held by LanzaTech and other lenders meet the accounting criteria for in-substance common stock at the time the related note commitment is drawn by LanzaJet and the warrants become exercisable. As of December 31, 2023, LanzaTech’s ownership was diluted to 23.06% because LanzaTech received proportionally fewer warrants than the other investors. The Company recorded a gain on dilution of $532. LanzaTech’s ownership is subject to further dilution to 22.38% if LanzaJet draws additional funds committed in the LanzaJet Note Purchase Agreement and the remaining warrants are exercisable by the holders. Under the LanzaJet Investment Agreement, certain other LanzaJet shareholders agreed to make an additional cash investment following the achievement of certain development milestones relating to the demonstration facility. If made, these additional investments would fund the development and operation of commercial facilities that would sublicense the relevant fuel production technology from LanzaJet. Upon the closing of each of the first three of these additional investments and no later than the sublicensing of the relevant facility, LanzaTech has a right to receive additional LanzaJet shares of up to 45 million shares in the aggregate for no additional consideration. To date, these shares have not been issued.

The carrying value of our equity method investment in LanzaJet as of December 31, 2023 and December 31, 2022 was approximately $3,400 and $3,700 less than our proportionate share of our equity method investees’ book values, respectively. The basis differences are largely the result of a difference in the timing of recognition of variable consideration to which we may become entitled in exchange for our contribution of intellectual property to LanzaJet. The variable consideration we may receive will be in the form of additional ownership interests and the majority of the basis difference will reverse in connection with recognition of that variable consideration.
In connection with a sublicense agreement to LanzaJet under our license agreement with Battelle Memorial Institute (“Battelle”), LanzaTech remains responsible for any failure by LanzaJet to pay royalties due to Battelle. The fair value of LanzaTech’s obligation under this guarantee was immaterial as of December 31, 2023 and December 31, 2022.
SGLT
On September 28, 2011, the Company contributed RMB 25,800 (approx. $4,000) in intellectual property in exchange for 30% of the registered capital of Beijing Shougang LanzaTech Technology Co., LTD (“SGLT”).
As of December 31, 2022, the Company’s interest in SGLT’s registered capital is approximately 9.31% as a result of the admittance of new investors during the year. As of September 30, 2022, the Company no longer had significant influence over the operating and financial policies of SGLT due to the significant and sustained decrease in SGLT's technological dependence on LanzaTech. As such, the Company ceased applying the equity method and from October 1, 2022 and forward, the Company accounts for its investment in equity security of SGLT using the alternative measurement principals as permitted under ASC 321, Investments - Equity Securities, because SGLT's fair value is not readily determinable. For the years ended December 31, 2023, there was no change in the value of the investment in SGLT.
As of December 31, 2023 and December 31, 2022, there were no impairments of equity investments. During the years ended December 31, 2023 and 2022, the Company received no dividends from equity investments. See Note 15 - Related Party Transactions, for information on revenues, accounts receivable, contract assets and purchases and open accounts payable with its equity investments.

The following table presents summarized aggregated financial information of the equity method investments:

	Year Ended December 31,
	2023	2022
Selected Statement of Operations Information(1):
Revenues	4,542	40,985
Gross profit	2,526	7,319
Net loss	(14,881)	(6,221)
Net loss attributable to the Company	(3,432)	(1,422)

	Year Ended December 31,
	2023	2022
Selected Balance Sheet Information(2):
Current assets	79,843	72,711
Non-current assets	185,720	114,736
Current liabilities	44,145	15,534
Non-current liabilities	175,899	114,934
__________________
(1)As of September 30, 2022 the Company no longer accounts for the investment in SGLT under the equity method. As such, the 2022 income statement amounts reflect SGLT activity for the nine months ended September 30, 2022 and LanzaJet activity for the year ended December 31, 2022. The 2023 income statement amounts reflect LanzaJet activity for the year ended December 31, 2023.
(2)The balance sheet information reflects LanzaJet as of December 31, 2023 and 2022.
As of December 31, 2023 and 2022, there were no impairments of equity method investees. During 2023 and 2022, the Company received no dividends from equity method investments. See Note 15 - Related Party Transactions, for information on sales, accounts receivable, contract assets and purchases and open accounts payable with equity method investees.

Note 7 — SAFE
AM SAFE
As of December 31, 2022, the AM SAFE had a fair value of $28,986 and was recorded within AM SAFE liability on the consolidated balance sheets. On the Closing Date of the Business Combination, the AM SAFE converted into 3,000,000 shares of common stock. As of the Closing Date, the AM SAFE had a fair value of $29,730, which equals the closing price of approximately $9.91 on the Closing Date, multiplied by the number of shares issued. The AM SAFE was adjusted to its fair value on the Closing Date prior to settlement. As of December 31, 2022, the AM SAFE had a fair value of $28,986.
Brookfield SAFE
On October 2, 2022, LanzaTech entered into the Brookfield SAFE and received cash proceeds of $50,000 as the Initial Purchase Amount. In exchange, the Company granted to Brookfield the right to certain shares of the Company's capital stock.
On the fifth anniversary of the Brookfield SAFE, LanzaTech is required to repay in cash the Initial Purchase Amount less any Non-Repayable Amount (the “Remaining Amount”), as well as interest on such Remaining Amount in the high single digits, compounded annually.
For each $50,000 of aggregate equity funding required for qualifying projects presented to Brookfield in accordance with the Brookfield Framework Agreement (discussed below), the Remaining Amount will be reduced by $5,000 (such cumulative reductions the “Non-Repayable Amount”) and converted into LanzaTech Shares at $10.00 per share, which is the share price paid by the PIPE investors in the Business Combination. Interest on the corresponding amount will be forgiven. Each project presented must meet certain criteria in order to be considered a qualifying project.
Additionally, Brookfield may, at any time at its option, convert all or a portion of the Initial Purchase Amount less any amount that has already been converted or repaid into shares of LanzaTech capital stock at the same $10.00 per share price.
The Brookfield SAFE has not yet converted as a qualifying financing has not yet occurred and no qualified project investments have been presented to Brookfield as of December 31, 2023 or 2022. As of December 31, 2023 and 2022, the fair value of the Brookfield SAFE was $25,150 and $50,000 respectively and was recorded within Brookfield SAFE liability on the consolidated balance sheets.
Brookfield Framework Agreement
On October 2, 2022, LanzaTech entered into a framework agreement with Brookfield (the “Brookfield Framework Agreement”). Under such agreement, LanzaTech agreed to exclusively offer Brookfield the opportunity to acquire or invest in certain projects to construct commercial production facilities employing carbon capture and transformation technology in the U.S., the European Union, the United Kingdom, Canada or Mexico for which LanzaTech is solely or jointly responsible for obtaining or providing equity financing, subject to certain exceptions. LanzaTech agreed to present Brookfield with projects that over the term of the agreement require equity funding of at least $500,000 in the aggregate. With respect to projects acquired by Brookfield, LanzaTech is entitled to a percentage of free cash flow generated by such projects determined in accordance with a hurdle-based return waterfall. Brookfield has no obligation under the Brookfield Framework Agreement to invest in any of the projects. There have been no investments in projects as of December 31, 2023 or 2022 .
Note 8 — Warrants
Warrants on preferred shares
In connection with certain loan borrowing agreements and equity raises, the Company had issued warrants to purchase its preferred shares representing 985,278 preferred shares. The warrants were accounted for as liabilities in accordance with ASC 480, and were presented within Warrants on the consolidated balance sheets as of December 31, 2022. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within Other expense, net on the consolidated statements of operations and comprehensive loss.
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
AM SAFE warrant
The warrant related to the AM SAFE (“AM SAFE warrant”) was accounted for as a liability in accordance with ASC 480 prior to the consummation of the Business Combination and was presented within warrants on the consolidated balance sheet as of December 31, 2022. As a result of the Business Combination and issuance of the PIPE shares, the number of common shares available under the AM SAFE warrant equals 300,000. The exercise price of the AM SAFE warrant is $10.00 per share as determined on the Closing Date. The AM SAFE warrant expires at the earliest of (a) the fifth anniversary of the Business Combination, (b) the consummation of a dissolution event and (c) a change of control. Due to the AM SAFE warrant becoming exercisable for a fixed number of shares at a fixed exercise price, it no longer meets the criteria for liability accounting under ASC 480 and meets the criteria for equity classification under ASC 815-40. As a result, on the Closing Date, the AM SAFE warrant was marked-to-market a final time to $1,800 through Other expense, net on the consolidated statements of operations and comprehensive loss and reclassified to Additional paid-in capital on the consolidated balance sheets.
Shortfall Warrants
On March 27, 2023, the Company issued an aggregate of 2,073,486 warrants to ACM and 2,010,000 warrants to Vellar pursuant to the Forward Purchase Agreement (collectively, the “Shortfall Warrants”), as further described in Note 2 - Summary of Significant Accounting Policies. Each Shortfall Warrant entitles the registered holder to purchase one share of common stock at a price of $10.00 per share, subject to adjustment in the event that the Company sells, grants or otherwise issues common stock or common stock equivalents at an effective price less than the then current exercise price of the Shortfall Warrants, at any time commencing on or after March 27, 2023. A holder of a Shortfall Warrant may exercise such warrants on a cashless basis. The Shortfall Warrants expire on the fifth anniversary of their issuance. On the issuance date, the Shortfall Warrants met the definition of a derivative but did not qualify for the exception from derivative accounting under the indexation guidance and therefore met the criteria for liability classification under ASC 815. On May 13, 2023, the Company amended the Shortfall Warrant agreement. Under the amended agreement, the Shortfall Warrants meet the requirements for equity classification under ASC 815-40. Consequently, the Company recorded a gain of $2,042 as of the date of the amendment to reflect the fair value of $3,063 at the date of the amendment through Other expense, net on the consolidated statements of operations and comprehensive loss and reclassified the Shortfall Warrants to Additional paid-in capital on the consolidated balance sheets.
Public Warrants and Private Placement Warrants
As part of AMCI’s initial public offering (“IPO”), AMCI issued warrants to third-party investors where each whole warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, AMCI completed the private sale of warrants where each warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. Additionally, prior to the consummation of the Business Combination, AMCI issued warrants for the settlement of a working capital loan. The working capital warrants have the same terms as the private sale of warrants issued at the IPO. Warrants sold in the private sale at the IPO and the warrants issued to convert the working capital loan are collectively referred to as the “Private Placement Warrants”. On the Closing Date and as of December 31, 2023, 7,499,924 Public Warrants and 4,774,276 Private Placement Warrants remained outstanding.
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
Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants:
a.in whole and not in part;
b.at a price of $0.01 per warrant;
c.upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

d.if, and only if, the closing price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders.
The Company additionally has the ability to redeem the Public Warrants at the option of the Company when the price of common stock exceeds $10.00 per share at a price of $0.10 per warrant. In this scenario, warrant holders may choose to exercise their warrants on a cashless basis during the minimum 30-day notice period, and receive common stock in exchange for their warrants at a rate based on fair value of the common stock and the proximity to the expiration date of the warrants.
As long as the Private Placement warrants are held by AMCI Sponsor II LLC (the “Sponsor”) or its permitted transferees, they are not redeemable by LanzaTech. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by LanzaTech in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis.
The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to Additional paid-in capital and adjusts the carrying value of the instruments to fair value through Other expense, net on the consolidated statements of operations and comprehensive loss at each reporting period until they are exercised. As of December 31, 2023, the Public Warrants and Private Placement Warrants are presented within Warrants on the consolidated balance sheets.
Note 9 — Forward Purchase Agreement
As discussed in Note 2 - Summary of Significant Accounting Policies, the FPA consists of the Prepayment Amount, the FPA Put Option and the Fixed Maturity Consideration. The Prepayment Amount of $60,547 is presented as a reduction to Additional paid-in capital in our consolidated balance sheets. The value of the FPA Put Option represents the economics of the written put option, inclusive of the Variable Maturity Consideration, and is valued at $37,523 as of December 31, 2023.
The Fixed Maturity Consideration is valued at $7,228 as of December 31, 2023. This represents the fair value of the Share Consideration and Fixed Maturity Consideration and is measured in accordance with the FVO.
Expensed transaction costs, representing the stock acquisition fees, in the amount of $451 are recorded in Other expense, net on the consolidated statements of operations and comprehensive loss.

Note 10 — Fair Value
The following table presents the Company’s fair value hierarchy for its assets and liabilities measured at fair value as of December 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurement as of
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$28,058	$—	$—	$28,058
Total assets	$28,058	$—	$—	$28,058

Liabilities:
FPA Put Option liability	$—	$—	$37,523	$37,523
Fixed Maturity Consideration	—	—	7,228	7,228
Brookfield SAFE liability	—	—	25,150	25,150
Private placement warrants	—	—	3,915	3,915
Public warrants	3,699	—	—	3,699
Total liabilities	$3,699	$—	$73,816	$77,515

	Fair Value Measurement as of
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$523	$—	$—	$523

Liabilities:
Warrants on preferred shares	—	—	2,119	2,119
Brookfield SAFE liability	—	—	50,000	50,000
AM SAFE warrant	—	—	1,989	1,989
AM SAFE liability	—	—	28,986	28,986
Total Liabilities	$—	$—	$83,094	$83,094
Forward Purchase Agreement
The fair value upon issuance of the FPA (both the FPA Put Option liability and Fixed Maturity Consideration) and the change in fair value from issuance to December 31, 2023, is included in Other expense, net in the consolidated statements of operations and comprehensive loss. The fair value of the FPA was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over all simulated paths. The Fixed Maturity Consideration was also valued as part of this model as the timing of the payment of the Fixed Maturity Consideration may be accelerated if the Maturity Date is accelerated.
The following table represents the weighted average inputs used in calculating the fair value of the prepaid forward contract and the Fixed Maturity Consideration as of December 31, 2023:

December 31, 2023
Stock price	$5.03
Term (in years)	2.11
Expected volatility	50.0%
Risk-free interest rate	4.16%
Expected dividend yield	—%
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
Shortfall Warrants
The fair value of the Shortfall Warrants was estimated using a Black-Scholes option pricing model. The following table represents the weighted average inputs used in calculating the fair value of the Shortfall Warrants as of May 13, 2023 when the Shortfall Warrant Agreement was amended and the Shortfall Warrants were marked-to-market and reclassified to Additional paid-in capital on the consolidated balance sheets:

May 13, 2023
Stock price	$3.42
Weighted average exercise price	$10.00
Term (in years)	4.87
Expected volatility	54.0%
Risk-free interest rate	3.46%
Expected dividend yield	—%
SAFE Liabilities and AM SAFE Warrant
The change in fair value between reporting periods for the Brookfield SAFE liability is included in Other expense, net in the consolidated statements of operations and comprehensive loss for years ended December 31, 2023 and 2022. The change in fair value between December 31, 2022 and the Closing Date for the AM SAFE liability is included in Other expense, net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. See below for further details on the AM SAFE liability and see Note 8 - Warrants for further details on the AM SAFE warrant.

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
As of December 31, 2022, the AM SAFE had a fair value of $28,986 and was recorded within AM SAFE liability on the consolidated balance sheets. Significant inputs for Level 3 AM SAFE liability fair value measurement at December 31, 2022 are as follows:

	Near Term	Long-Term
Key assumptions:
Probability weighting	61%	39%
Time to conversion (in years)	0.1	0.8
Liquidity price	100%	90%
Discount rate	24.7%	24.7%
At conversion to equity classification on February 8, 2023, the AM SAFE warrant was valued using a Black-Scholes option pricing model as the warrant became exercisable for a fixed number of shares at a fixed price as described in Note 8 - Warrants. The following table represents the weighted average inputs used in calculating the fair value of the AM SAFE warrants outstanding at conversion to equity on February 8, 2023:

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
The Brookfield SAFE is legal form debt that the Company has elected to measure using the FVO under ASC 825. As of December 31, 2023, no part of the Brookfield SAFE has converted to Company common shares as a qualifying financing had not yet occurred and no project investments were presented. There were no cash flows associated with the Brookfield SAFE in the year ended December 31, 2023.
As of its issuance date, the fair value of the Brookfield SAFE was equal to the investment amount of $50,000 based on the orderly nature of the transaction. The value as of December 31, 2022 remained the same due to the proximity of the valuation date to the issuance date (i.e., less than two months) and the absence of events which would indicate a change in expected payoffs to the investor. As of December 31, 2022 the same expectations about sufficient projects meeting the agreed-upon investment criteria pursuant to the Brookfield Framework Agreement are maintained. As such the Brookfield SAFE’s fair value was estimated to be $50,000, as of December 31, 2022.
As of December 31, 2023, the Company expects to present sufficient projects to Brookfield to result in the Brookfield SAFE being automatically converted into shares. Since the liquidity price is not expected to change during the life of the Brookfield SAFE, the number of shares that Brookfield receives is fixed. Based on this expectation, the value of the Brookfield SAFE is equal to the Brookfield SAFE's as-converted value, which is the initial purchase amount, divided by the liquidity price, times the stock price, resulting in an estimated fair value of $25,150 recorded on the consolidated balance sheet.
Significant inputs for Level 3 Brookfield SAFE measurement at December 31, 2023 are as follows:

December 31, 2023
Initial purchase amount	$50,000
Liquidity price	$10.00
Stock price	$5.03
Public Warrants and Private Placement Warrants
For the Public Warrants, the Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value and recognized an increase in the fair value of the liability of approximately $1,224 on the consolidated statements of operations and comprehensive loss within Other expense, net representing the change in fair value from the Closing Date to December 31, 2023.
The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. For the year ended December 31, 2023, the Company recognized an increase in the fair value of liabilities of approximately $1,766 on the consolidated statements of operations and comprehensive loss within Other expense, net representing the change in fair value from the Closing Date to December 31, 2023.
The following table represents the weighted average inputs used in calculating the fair value of the Private Placement Warrants outstanding as of December 31, 2023:

December 31, 2023
Stock price	$5.03
Exercise price	$11.50
Term (in years)	4.11
Expected volatility	45.0%
Risk-free interest rate	3.92%
Expected dividend yield	—%

The following tables represent reconciliations of the fair value measurements of the assets and liabilities using significant unobservable inputs (Level 3) (in thousands):

	FPA Put Option	Fixed Maturity Consideration	Shortfall Warrants	Warrants on Preferred Shares	AM SAFE liability	AM SAFE warrant	Brookfield SAFE	Private placement warrants
Balance as of January 1, 2023	$—	$—	$—	$(2,119)	$(28,986)	$(1,989)	$(50,000)	$—
Recognized as a result of the Business Combination	—	—	—	—	—	—	—	(2,148)
(Loss) gain recognized in other expense, net on the consolidated statement of operations and comprehensive loss	(37,523)	(7,228)	(3,063)	(3,770)	(744)	189	24,850	(1,766)
Conversion of warrants to preferred shares	—	—	—	5,889	—	—	—	—
Conversion of SAFE liability to equity classification	—	—	—	—	29,730	—	—	—
Reclassification of warrant to equity	—	—	3,063	—	—	1,800	—	—
Balance as of December 31, 2023	$(37,523)	$(7,228)	$—	$—	$—	$—	$(25,150)	$(3,914)

	Warrants on Preferred Shares	AM SAFE liability	AM SAFE warrant	Brookfield SAFE
Balance as of January 1, 2022	$(1,145)	$(28,271)	$(1,729)	$—
Issuance of Brookfield SAFE Liability	—	—	—	(50,000)
Gain (loss) recognized in other expense, net on the consolidated statement of operations and comprehensive loss	(974)	(715)	(260)	—
Balance as of December 31, 2022	$(2,119)	$(28,986)	$(1,989)	$(50,000)

Note 11 — Other Current Assets

As of December 31, 2023 and 2022 other current assets consisted of the following (in thousands):

	As of
	December 31, 2023	December 31, 2022
Inventory	$1,750	$1,129
Materials and supplies	3,595	3,035
Prepaid assets	3,698	2,833
Other	3,518	4,160
	$12,561	$11,157

Note 12 — Property, Plant, and Equipment, net
The Company’s property, plant and equipment, net consisted of the following (in thousands):

	As of
	December 31, 2023	December 31, 2022
Land	$64	$64
Leasehold improvements	4,837	4,126
Instruments and equipment	40,827	33,093
Vehicles	92	85
Office Equipment and furniture	2,103	1,719
Other	900	871
Construction in progress	6,287	6,780
	$55,110	$46,738

Less accumulated depreciation and amortization	$32,287	$27,049

Total property, plant and equipment, net	$22,823	$19,689
Depreciation for the years ended December 31, 2023 and December 31, 2022 totaled $5,452 and $4,660, respectively.

Note 13 — Income Taxes
The Company is subject to federal and state income taxes in the United States, as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely. The Company and its foreign subsidiaries have historically been loss generating entities that have resulted in no excess earnings to consider for repatriation and accordingly there are no deferred income taxes recognized for the years ended December 31, 2023 and 2022.
The Company recorded an income tax expense of $0 for the twelve months ended December 31, 2023 and 2022, representing an effective tax rate of 0%. The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in the twelve months ended ended December 31, 2023 and 2022 is primarily due to a full valuation allowance related to the Company's U.S. and foreign deferred tax assets. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.

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

The components of (loss) income before income taxes and gain from equity method investees, net are as follows (in thousands):

	Year Ended December 31,
	2023	2022
United States	$(134,020)	$(73,271)
Foreign	(78)	(3,085)
Total	$(134,098)	$(76,356)
The Company does not have any current or deferred taxes in either the United States or our foreign operations.
The following table is a reconciliation of income taxes computed at the statutory federal income tax rate (21.0% federal income tax rate in the United States for 2023 and 2022) to the income tax expense (benefit) reflected in the consolidated statement of operations and comprehensive loss (in thousands, except percentages):

	Year Ended December 31,
	2023		2022
Income tax (benefit) at the statutory federal income tax rate	$(28,145)	21.0%	$(16,035)	21.0%
Foreign tax rate differential	(15)	—%	(72)	0.1%
State and local taxes	(9,757)	7.3%	(6,961)	9.1%
Share Based Compensation	197	(0.1)%	288	(0.4)%
Nondeductible loss on stock	6,324	(4.7)%	—	—%
Equity method investment	—	—%	(701)	0.9%
Valuation allowance	31,661	(23.6)%	26,286	(34.4)%
Deferred True-Up	—	—%	(2,836)	3.7%
Other	(265)	0.2%	31	—%
Total income tax expense (benefit)	$—	—%	$—	—%

Deferred Taxes
Significant components of deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
Deferred tax assets:	2023	2022
Net operating loss and credit carryforwards	134,609	133,537
Stock-based compensation	4,526	2,071
Operating lease liability	6,281	2,473
Accrued bonus	—	1,514
Accrued expenses	—	239
Deferred revenue	148	126
Equity method investment	3,051	2,040
R&D capitalization	26,725	—
Other	1,051	460
	$176,391	$142,460

Valuation allowance	(171,223)	(139,562)
Net deferred tax asset	5,168	2,898
Deferred tax liabilities:
Operating lease asset	(5,584)	(2,125)
Other	416	(773)
Total deferred tax liabilities	(5,168)	(2,898)

Net deferred income tax assets and liabilities:	$—	$—
At December 31, 2023 and 2022, the Company had $395,590 and $391,759, respectively, of tax losses and credits carried forward subject to shareholder continuity and acceptance in the countries where the Company has tax losses carried forward. R&D tax credits included within these amounts are $35,147 for both periods, which may be available to offset future income tax liabilities. At December 31, 2023 and 2022, the net operating loss and credit carryforwards are comprised of $321,743 and $318,382 in the United States,$30,011 and $29,691 in state and local, $43,805 and $43,655 in foreign jurisdictions, respectively. At December 31, 2023 and 2022, the Company had net operating loss carryforwards of approximately $145,090 and $146,467, respectively, that expire in various years from 2024 through 2038, plus $215,388 and $210,145, respectively, for which there is no expiration date.
Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards based on a statutory rate of return and the value of the corporation at the time of a “change of ownership” as defined by Section 382. The Company had a change in ownership in November 2014. Therefore, the Company’s ability to utilize its net operating loss carryforwards incurred prior to the 2014 ownership change, will be subject in future periods to annual limitations.
In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2023 and 2022, a valuation allowance of $171,223 and $139,562, respectively, was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.

The Company and its foreign subsidiaries have historically been loss generating entities that have resulted in no excess earnings to consider for repatriation and accordingly there are no deferred income taxes recognized as of December 31, 2023 and 2022.
At December 31, 2023 and 2022, the Company had no tax liability or benefit related to uncertain tax positions. No interest or penalties related to uncertain taxes have been recognized on the accompanying consolidated statements of operations. Management does not expect a significant change in uncertain tax positions during the twelve months subsequent to December 31, 2023.
The Company conducts business in multiple jurisdictions within and outside the United States. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. During December 2021, the Internal Revenue Service completed an income tax examination of the Company’s U.S. federal income tax return for the year ended December 31, 2016, which resulted in no impact to the Company’s consolidated financial statements. The Company has no other ongoing tax examinations with domestic or foreign taxing authorities.
During 2021, the Company migrated its country of domicile from New Zealand to Delaware in the United States. On migration, the Company was deemed to have disposed of all its assets and liabilities to a third-party at market value which resulted in taxable income to the Company for New Zealand income tax purposes. The migration to Delaware is classified as a tax-free reorganization for U.S. federal income tax purposes.
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2.0), with certain aspects of Pillar 2.0 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not anticipate Pillar 2.0 to have material impacts on our effective tax rate, financial position or cash flows.

Note 14 — Share-Based Compensation
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
The following assumptions were used in the lattice-based option valuation model for market-based RSUs granted during the year ended December 31, 2023. There were no market-based RSUs granted during the year ended December 31, 2022.

2023
Derived service period in years	1.54 - 2.76
Expected volatility	50%
Expected dividends	—
Risk-free rate	3.45% - 4.44%
A summary of the unvested time-based and market-based equity-classified RSUs are presented in the following table:

	Time-based RSUs		Market-based RSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
January 1, 2023	—	—	—	$—
Granted	3,185	3.51	3,930	1.69
Vested	(2)	3.45	—	—
Cancelled/forfeited	(28)	3.43	—
December 31, 2023	3,155	3.51	3,930	$1.69
The Company recorded compensation expense related to the time-based RSUs of $3,153 for the year ended December 31, 2023. Unrecognized compensation costs as of December 31, 2023 was $7,919 and will be recognized over a weighted average of 2.20 years.
The Company recorded compensation expense related to the market-based RSUs of $3,440 for the year ended December 31, 2023. Unrecognized compensation costs as of December 31, 2023 was 3,198 and will be recognized over a weighted average of 1.57 years.
Stock Options
In accordance with the LTIP and Prior Stock Plans, grantees have also been granted stock options to purchase common shares. The exercise prices of each stock option was no less than the fair market value price of the Company’s common shares determined as of the date of grant. The stock options generally vest over the course of two to five years, subject to the service provider’s continued service through each vesting date. Upon termination of service, unvested stock options are forfeited in accordance with their terms unless the award agreement provides for accelerated vesting (e.g., due to retirement). The below tables reflect the stock options granted prior to the Business Combination multiplied by the exchange ratio and the weighted average exercise price divided by the exchange ratio.
The following assumptions were used in the option valuation model for options granted during the year ended December 31, 2023. There were no options granted during the year ended December 31, 2022.

2023
Expected term in years	5.98 - 6.00
Expected volatility	76.70% - 76.80%
Expected dividends	—
Risk-free rate	3.45% - 3.60%
Stock option awards outstanding as of December 31, 2023 and changes during the period ended December 31, 2023 were as follows:

	Shares subject to option (thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2023	14,661	$1.48
Vested and expecting to vest at January 1, 2023	14,661	1.48
Exercisable at January 1, 2023	11,203	$1.44
Granted	3,556	3.77
Exercised	(1,659)	1.54
Cancelled/forfeited	(146)	2.08
Outstanding at December 31, 2023	16,412	$1.96	6.13	$51,601
Vested and expecting to vest at December 31, 2023	16,412	1.96	6.13	51,601
Exercisable at December 31, 2023	10,869	$1.49	4.95	$38,691
The Company recorded compensation expense related to the options of $5,623 and $2,527 for the years ended December 31, 2023 and 2022. Unrecognized compensation costs as of December 31, 2023 was $8,321 and will be recognized over a weighted average of 2.07 years.
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
As of December 31, 2022, there were 2,535,825 outstanding unvested RSAs with a weighted average grant date fair value of $1.08. The Business Combination constituted a “liquidity event” which caused the vesting of all such outstanding, unvested RSAs. The vesting of the RSAs resulted in compensation expense of $2,741 for the year ended December 31, 2023, respectively. There was no compensation expense recorded in the comparable periods in 2022, because the Company concluded that the liquidity event performance condition was not probable of being satisfied at the time. In connection with the vesting of these RSAs, certain holders of the RSAs surrendered 771,141 shares in a withhold to cover transaction to fund the payment of applicable tax withholding on their behalf by the Company. This resulted in a total cash payment of $7,650 by the Company to the Internal Revenue Service for the applicable tax withholding associated with this vesting event.
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

Note 15 — Related Party Transactions
As of December 31, 2023 and December 31, 2022, the Company has an equity ownership in LanzaJet and SGLT (see Note 6 - Investments for further details). The table below summarizes amounts related to transactions with these related parties (in thousands) :

	As of
	December 31, 2023	December 31, 2022
Accounts receivable	$2,190	$1,821
Contract Assets	659	—
Notes receivable	5,436	—
Accounts payable	582	3,195
The following table presents revenue from related parties per disaggregated revenue categories:

	Year Ended December 31,
	2023	2022
Revenue from related parties, included within Licensing	$3,449	$2,160
Revenue from related parties, included within Engineering and other services	2,363	810
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
In connection with the formation of LanzaJet, the Company entered into a transition services agreement with LanzaJet, refer to Note 6 - Investments, for more information. The transition services agreement generally sets out the respective rights, responsibilities and obligations of the Company and LanzaJet with respect to R&D services, access to office and laboratory space, business development and other administrative support services. The transition services agreement may be terminated by mutual consent of the Company and LanzaJet, by LanzaJet at any time, and by the Company upon breach or non-payment by LanzaJet. There are no substantive termination penalties in the event the Company terminates. For the years ended December 31, 2023 and 2022, the Company recognized revenue from related parties of approximately $245 and $185, respectively, under the transition services agreement.
The Company also provides certain engineering and other services related to a gas-to-jet demonstration plant currently in development by LanzaJet pursuant to the Investment Agreement described in Note 6 - Investments and other projects whereby LanzaJet is the customer. The Company recognized revenue of $468 for the year ended December 31, 2023 and an immaterial amount of revenue for the year ended December 31, 2022. In 2023, LanzaTech additionally sold LanzaJet the right to utilize some of LanzaTech’s completed engineering work as a basis for future LanzaJet projects and recorded revenue of $2,000, net of $461 of intra-entity profit elimination, with deferred payment terms no later than December 2024.
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
Each purchaser of Notes under the Note Purchase Agreement also received a warrant for the right to purchase 575,000 shares of common stock of LanzaJet for each $10 million of Notes purchased by such purchaser for an exercise price of $0.01 per share. The warrants are exercisable when the related loan commitment is funded, and may be exercised until the earlier of the third anniversary following the date the holder’s loan commitment is fully funded, or the end of the availability period as defined in the Note Purchase Agreement if the commitment has not been fully funded. In the case of the Company, LanzaTech received warrants to purchase 316,250 shares of common stock of LanzaJet, which became exercisable by the Company when the note was funded on May 1, 2023. Upon funding of the Notes, the warrants meet the accounting criteria to be considered in-substance common stock, and are accounted for as part of the equity-method investment. Refer to Note 6 - Investments.
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
SGLT
The Company supplies SGLT with certain water-soluble organic compounds required in the Company's proprietary gas fermentation process, small-size equipment and consulting services. For the years ended December 31, 2023 and 2022, the Company recognized revenue of approximately $75 and $289, respectively. The Company also provided engineering services and incurred costs of $853 and $645 for the years ended December 31, 2023 and 2022, respectively.
Additionally, LanzaTech and SGLT entered into a license agreement in 2019, subsequently amended in August 2023, to provide SGLT with the right to sublicense the intellectual property that LanzaTech previously licensed to SGLT. In exchange, the Company is entitled to receive fixed licensing consideration, calculated as a percentage of the maximum amount of royalties owed to SGLT from its sublicenses. For the year ended December 31, 2023, the Company recognized sublicensing revenue of $1,200. Prior to June 2023, the Company was only entitled to royalties from SGLT if SGLT received sublicense royalty payments. For the twelve months ended months ended December 31, 2022, the Company did not recognize any sublicensing revenue as no royalties were received by SGLT.

Note 16 — Redeemable, Convertible Preferred Stock
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

Note 17 — Commitments and Contingencies
Litigation
The Company may be involved in legal proceedings and exposed to potential claims in the normal course of business. As of December 31, 2023 and December 31, 2022, the Company does not have any reasonably possible or probable losses from such claims.
Commitments
In November 2022, the Company entered into a lease for real estate to expand its headquarters in Skokie, Illinois. The lease was subsequently amended in December 2023. The lease contains multiple lease components, and the commencement date for some lease components will occur in April and May 2024. Accordingly, for these lease components where the lease has not commenced, there are no right-of-use assets or lease liabilities recorded on the consolidated balance sheets as of December 31, 2023. Total lease payments through 2036 for these lease components are expected to be $17,216.

Note 18 — Leases
The Company leases certain office space and laboratory facilities. The Company’s lease agreements typically do not contain any significant guarantees of asset values at the end of a lease, renewal options or restrictive covenants. Pursuant to ASC 842, Leases, all leases are classified as operating leases.
Total operating lease costs and variable lease costs for the years ended December 31, 2023 and 2022 were $2,702 and $2,167 and $3,205 and $2,227, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2023 and 2022 was $1,857 and $2,370, respectively.
As of December 31, 2023, lease payments for operating leases for the Company’s office facility and laboratories are shown below (in thousands):

Year ending December 31,
2024	$111
2025	602
2026	704
2027	3,101
2028	3,141
Thereafter	27,039
Total lease payments	$34,698
Less: imputed interest	14,756
Total lease liabilities	$19,942
The following is a summary of weighted average remaining lease term and discount rate for all of the Company’s operating leases:

	Year Ended December 31,
	2023	2022
Weighted average remaining lease term (years)	12.7	3.5
Weighted average discount rate	7.50%	7.50%
Lessor accounting
In May 2020, the Company executed an agreement to lease certain land to a subsidiary of LanzaJet for a period of 10 years with an option to renew this lease for five additional periods of one year with minimum annual rent due.

This agreement is accounted for as an operating lease. In February 2022, the lease agreement with LanzaJet was amended to extend the pre-development term of the lease until the earlier of commencement of construction of the alcohol-to-jet fuel facility on the leased land or December 31, 2023, increased the annual base rent amount and increased the term from 10 years to 12 years. Additionally, the subsidiary of LanzaJet was granted an option to renew this lease for thirteen additional periods of one year. In August 2022, the lease agreement was amended further to increase the annual rent due upon commencement of construction of the alcohol-to-jet fuel facility. We recognize lease revenue on a straight-line basis over the life of the lease agreement. The following future minimum lease payments due to us from the lease agreement at December 31, 2023, is as follows (in thousands)

Year ending December 31,
2024	$155
2025	155
2026	155
2027	155
2028	155
Thereafter	1,088
$1,863

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Background
In LanzaTech’s registration statement (as filed with the SEC on May 24, 2023), LanzaTech disclosed within the risk factors a material weakness in its internal controls over financial reporting. The disclosure noted that LanzaTech had not sufficiently designed, documented, and implemented formal accounting policies, processes, and controls at the entity level or over the process of the accounting for complex transactions under U.S. GAAP, due to size limitations of the finance and accounting group.
Furthermore, as noted in our quarterly report on Form 10-Q for the period ended September 30, 2023 filed with the U.S. Securities and Exchange Commission (“SEC”) on November 13, 2023, subsequent to September 30, 2023 and prior to the third quarter 2023 10-Q filing, we revised the accounting treatment of the Forward Purchase Agreement (“FPA”) to reclassify the prepaid forward contract from being presented as a net derivative asset on our condensed consolidated balance sheet to equity and non-current liability on the condensed consolidated balance sheet.
As a result, we restated our financial statements for the quarters ended March 31, 2023 and June 30, 2023, as filed with the SEC on December 4, 2023, to be consistent with this accounting treatment. In connection with the restatement, we concluded that the failure of our internal controls designed to ensure appropriate accounting for complex transactions remains a material weakness in our internal control over financial reporting.
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
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in our internal control over financial reporting described below, the Company’s disclosure controls and procedures were ineffective as of December 31, 2023. We are in the process of implementing measures designed to improve our disclosure controls and procedures.
Management's Report on Internal Control Over Financial Reporting

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting includes those policies and procedures designed to, in reasonable detail, accurately and fairly reflect the Company’s transactions, and provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.
An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management has concluded our internal control over financial reporting as of December 31, 2023 was not effective due to the material weaknesses in the Company’s internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of LanzaTech’s annual or interim financial statements will not be prevented or detected on a timely basis.
During the audit of our financial statements for the fiscal year ended December 31, 2023 we identified material weaknesses in internal control over financial reporting relating to: (i) the accounting for complex transactions and estimates requiring significant judgment and (ii) revenue recognition.
Throughout 2023, management implemented controls designed to remediate elements of the deficiency noted in the previously disclosed material weakness. However, the material weakness has not been fully remediated as of December 31, 2023. In particular, the Company has not effectively designed and implemented internal controls related to accounting for complex transactions and estimates requiring significant judgment.
The Company's revenue contracts often contain unique and complex terms that require judgement in applying the relevant revenue guidance. The Company’s controls over revenue recognition were not designed and operating at the appropriate level of precision to address the complexity inherent in our revenue cycle as of December 31, 2023.
This was the first year that we were required to conduct an evaluation of the effectiveness of our internal control over financial reporting. We will continue to assess the allocation of resources necessary to design and implement effective controls over the accounting for complex transactions and other areas requiring significant judgment. We have taken and will continue to take steps to improve our internal control processes and will continue to review, optimize, enhance, and test our controls and procedures as our control environment matures over time. These measures include enhancing the design and implementation of our internal controls over financial reporting to comply with the COSO 2013 Internal Control-Integrated Framework, with particular focus on our material weaknesses.
The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses were not remediated as of December 31, 2023.
Notwithstanding the material weaknesses in internal control over financial reporting described above, our management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP.
Changes in Internal Control Over Financial Reporting

Other than the material weaknesses and remediation efforts described above, including the documentation of the design of our internal controls over financial reporting to meet the requirements of a large accelerated filer which we became as of December 31, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Securities Trading Plans of Directors and Officers
On November 13,2023, Freya Burton, Chief Sustainability Officer, adopted a trading plan (the “Burton Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c). The Burton Plan is scheduled to commence on February 29, 2024, with a termination date of October 31, 2024, and provides for the sale of up to 131,239 shares of the Company’s common stock. The Burton Plan contemplates the sale of an additional 174,986 shares of Common Stock by Ms. Burton’s spouse.
On December 11, 2023, Robert Conrado, Vice President of Engineering Design and Development, adopted a trading plan (the “Conrado Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c). The Conrado Plan is scheduled to commence on March 11, 2024, with a termination date of September 11, 2024, and provides for the sale of up to 696,553 shares of the Company’s common stock.
Except as noted above, during the three months ended December 31, 2023, none of our other directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after December 31, 2023, in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders (the “2024 Proxy Statement”), and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 403 of Regulation S-K in the Proxy Statement under the caption "Security Ownership" is incorporated herein by reference.
The following table shows information, as of December 31, 2023, with respect to shares of our common stock that may be issued under existing equity compensation plans. The category “Equity compensation plans approved by stockholders” in the table below consists of the LanzaTech 2006 Share Option Scheme (the “2006 Scheme”), the LanzaTech NZ, Inc. 2013 Stock Plan (the “2013 Plan”), the LanzaTech NZ, Inc. 2015 Stock Plan (the “2015 Plan”), the LanzaTech NZ, Inc. 2019 Stock Plan (the “2019 Plan”), and the LanzaTech 2023 Long-Term Incentive Plan (the “2023 Plan”).

:

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of all outstanding options, warrants, and rights (2)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	23,491,945	$1.96	12,006,935
Equity compensation plans not approved by security holders	—	—	—
Total	23,491,945	$1.96	12,006,935
(1) Consists of the following: 65,620 shares of common stock subject to outstanding awards changed under the 2006 Scheme, 106,584 shares of shares of common stock subject to outstanding awards changed under the 2013 Plan, 6,598,471 shares of common stock subject to outstanding awards changed under the 2015 plan, 6,343,615 shares of common stock subject to outstanding awards changed under the 2019 Plan, and 10,377,655 shares of common stock subject to outstanding awards changed under the 2023 plan. Performance-based RSUs are, for purposes of this column, assumed to be payable at

100% of target. Following the Business Combination, no additional awards have been or will be granted under the 2006 Scheme or the 2013, 2015, and 2019 Plans.
(2) The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares of common stock that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(3) Consists of shares available under the 2023 plan as of December 31, 2023. The aggregate number of shares will automatically increase on January 1 of each year commencing on January 1, 2024, before the expiration of the 2023 Plan, in an amount equal to 3% of the total number of shares of LanzaTech’s capital stock outstanding on December 31 of the preceding year, unless the Board acts prior to January 1st of a given year to provide that the increase for such year will be a lesser number. The maximum aggregate number of shares which may be issued thereunder pursuant to incentive stock options (“ISOs”) is 760,000,000 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).
The information required by this Item will be included in the 2024 Proxy Statement, and is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements
Our consolidated financial statements are as set forth under Item 8 of this report on Form 10-K.
(2)Financial Statement Schedules.
All schedules have been omitted because they are either not applicable, not required, or the required information has been included in the consolidated financial statements or notes thereto.
(3)Exhibits. The following list of exhibits includes exhibits submitted with this Form 10-K as filed with the SEC and those incorporated by reference to other filings.

Exhibit	Description
2.1†**
Merger Agreement, dated as of March 8, 2022, by and among AMCI Acquisition Corp. II, AMCI Merger Sub, Inc. and LanzaTech NZ, Inc. (incorporated by reference to Exhibit 2.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

2.2**
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
4.1**
Warrant Agreement, dated as of August 3, 2021, between AMCI Acquisition Corp. II and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of AMCI Acquisition Corp. II’s Current Report on Form 8-K (File No. 001-40282), filed with the SEC on August 6, 2021).

4.2**	Form of Initial Subscription Agreement (incorporated by reference to Exhibit 10.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
4.3**
Form of Amendment and Consent of Initial PIPE Investors (incorporated by reference to Exhibit 10.1.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

4.4**	Form of Additional Subscription Agreement (incorporated by reference to Exhibit 10.40 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
4.5**
Form of Amendment and Consent of Additional PIPE Investors (incorporated by reference to Exhibit 10.40.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

4.6**
Subscription Agreement between AMCI Acquisition Corp. II and Oxy Low Carbon Ventures, LLC. (incorporated by reference to Exhibit 10.1 of AMCI Acquisition Corp. II.’s Current Report on Form 8-K, filed with the SEC on February 7, 2023).

4.7**
Subscription Agreement between AMCI Acquisition Corp. II and Pescadero Capital, LLC. (incorporated by reference to Exhibit 10.2 of AMCI Acquisition Corp. II.’s Current Report on Form 8-K, filed with the SEC on February 7, 2023).

4.8**
Simple Agreement for Future Equity, dated as of December 8, 2021, by and between LanzaTech NZ, Inc. and ArcelorMittal XCarb S.à r.l. (incorporated by reference to Exhibit 10.37 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).

4.9**
SAFE Warrant, dated as of December 7, 2021, from LanzaTech NZ, Inc. to ArcelorMittal XCarb S.à r.l. (incorporated by reference to Exhibit 4.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).

4.10**	Forward Purchase Agreement, dated February 3, 2023 (incorporated by reference to Exhibit 10.1 of AMCI’s Current Report on Form 8-K (File No. 001-40282), filed with the SEC on February 6, 2023).
4.11**
Assignment and Novation Agreement, dated February 3, 2023, by and among AMCI Acquisition Corp. II, LanzaTech NZ, Inc., ACM ARRT H LLC, and and Vellar Opportunity Fund SPV LLC - Series 10. (incorporated by reference to Exhibit 4.3 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).

4.12**	Form of Shortfall Warrant (incorporated by reference to Exhibit 4.4 to LanzaTech Global, Inc's Current Report on Form 8-K/A, filed with the SEC on March 28, 2023).
4.12.1**	Form of Amended Shortfall Warrant (incorporated by reference to Exhibit 4.12.1 of the Company’s Registration Statement on Form S-1/A, filed with the SEC on May 22, 2023.)
10.2**	LanzaTech 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 3.3 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).
10.2.1+**
Form of Stock Option Agreement under the LanzaTech 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.2.2+**
Form of Time-Vested Restricted Stock Unit Agreement under the LanzaTech 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.2.3+**
Form of Director Restricted Stock Unit Agreement under the LanzaTech 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4.3 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.2.4+**
Form of Time- and Performance-Vested Restricted Stock Unit Agreement under the LanzaTech 2023 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4.4 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.3**
Registration Rights Agreement, by and among LanzaTech Global, Inc., LanzaTech NZ, Inc., AMCI Sponsor II LLC, and the holders identified on Schedule I thereto (incorporated by reference to Exhibit 2.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.4#**
Exclusive Patent License Agreement, dated September 13, 2018, by and between Battelle Memorial Institute and LanzaTech, Inc. (incorporated by reference to Exhibit 10.12 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.6#**
Letter Amendment 1, dated January 13, 2020, between Battelle Memorial Institute and LanzaTech, Inc (incorporated by reference to Exhibit 10.12.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.7#**
Clarification Letter, dated April 24, 2020, between Battelle Memorial Institute and LanzaTech, Inc. (incorporated by reference to Exhibit 10.12.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.8#†**
Amended and Restated Investment Agreement, dated April 2, 2021, by and among LanzaTech, Inc., LanzaJet, Inc., Mitsui & Co., Ltd., Suncor Energy Inc., British Airways PLC and Shell Ventures LLC (incorporated by reference to Exhibit 10.13 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.9#†**
Intellectual Property and Technology License Agreement, dated May 28, 2020, between LanzaTech, Inc. and LanzaJet, Inc. (incorporated by reference to Exhibit 10.14 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.10#†**
Amended and Restated Stockholders’ Agreement, dated April 2, 2021, by and among LanzaJet, Inc., LanzaTech, Inc., Mitsui & Co., Ltd., Suncor Energy Inc., British Airways PLC, and Shell Ventures LLC. (incorporated by reference to Exhibit 10.15 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.11#**
Amended and Restated Alliance Agreement, dated February 15, 2022, by and between LanzaTech NZ, Inc. and Mitsui & Co., Ltd. (incorporated by reference to Exhibit 10.16 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.11.1#**
Amendment No. 1 to Amended and Restated Alliance Agreement, dated March 24, 2022, by and between LanzaTech NZ, Inc. and Mitsui & Co., Ltd. (incorporated by reference to Exhibit 10.16.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.11.2#**
Amendment No. 2 to Amended and Restated Alliance Agreement, dated October 2, 2022, by and between LanzaTech NZ, Inc. and Mitsui & Co.,Ltd. (incorporated by reference to Exhibit 10.16.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.12#**
Articles of Association of Beijing Shougang LanzaTech Technology Co., Ltd. (incorporated by reference to Exhibit 10.17 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.13**
Side Letter Agreement, dated November 3, 2021, by and among Beijing Shougang LanzaTech Technology Co., Ltd., Mitsui & Co., Ltd., and LanzaTech Hong Kong Limited (incorporated by reference to Exhibit 10.18 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.14#**
2021 Intellectual Property Rights License Agreement, dated September 6, 2021, between Beijing Shougang LanzaTech Technology Co., Ltd. and LanzaTech Hong Kong Limited (incorporated by reference to Exhibit 10.19 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.14.1**
Amendment No. 1 to 2021 Intellectual Property License Agreement, dated January 14, 2022, between Beijing Shougang LanzaTech Technology Co., Ltd. and LanzaTech Hong Kong Limited (incorporated by reference to Exhibit 10.19.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.15#**
Letter Agreement, dated April 12, 2021, among LanzaTech New Zealand Limited, LanzaTech Hong Kong Limited, Sinopec Capital Co, Ltd and Beijing Shougang-LanzaTech Technology Co., Ltd. (incorporated by reference to Exhibit 10.20 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.16#†**
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

10.17#**
Memorandum of Understanding, dated June 20, 2018, between Sekisui Chemical Co., Ltd. and LanzaTech, Inc. (incorporated by reference to Exhibit 10.22 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.18#**
Term Sheet, dated February 21, 2020, between Sekisui Chemical Co., Ltd. and LanzaTech, Inc. (incorporated by reference to Exhibit 10.23 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.19#**
Letter of Agreement, dated December 4, 2017, between LanzaTech, Inc. and IndianOil Corporation Limited (incorporated by reference to Exhibit 10.24 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.20#**
Master Licensing Agreement, dated October 6, 2020, between Suncor Energy Inc. and LanzaTech, Inc. (incorporated by reference to Exhibit 10.25 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.20.1**
Amendment No. 1 to Master Licensing Agreement, dated October 2, 2022, between Suncor Energy Inc. and LanzaTech, Inc. (incorporated by reference to Exhibit 10.25.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.21+**
Executive Employment Agreement, dated April 20, 2010, between Dr. Jennifer Holmgren and LanzaTech, Inc. (incorporated by reference to Exhibit 10.26 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.21.1+**
Letter from LanzaTech, Inc. to Dr. Jennifer Holmgren, dated May 17, 2021. (incorporated by reference to Exhibit 10.26.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.21.2+†**
Executive Employment Agreement, dated December 20, 2022, between Dr. Jennifer Holmgren and LanzaTech Global, Inc. (incorporated by reference to Exhibit 10.26.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.22+**
Employment Agreement, dated October 21, 2013, between Dr. Sean Simpson and LanzaTech, Inc. (incorporated by reference to Exhibit 10.27 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.22.1+**
Letter from LanzaTech, Inc. to Dr. Sean Simpson, dated January 6, 2020 (incorporated by reference to Exhibit 10.27.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.22.2+†**
Transition Letter, entered into on January 2, 2023, between Dr. Sean Simpson and LanzaTech, Inc. (incorporated by reference to Exhibit 10.27.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.22.3+†**
Consulting Agreement, entered into on January 2, 2023, between Dr. Sean Simpson and LanzaTech, Inc. (incorporated by reference to Exhibit 10.27.3 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.23+**
Employment Agreement, dated May 28, 2021, between Geoff Trukenbrod and LanzaTech, Inc. (incorporated by reference to Exhibit 10.28 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.23.1+†**
Executive Employment Agreement, dated December 21. 2022, between Geoff Trukenbrod and LanzaTech Global, Inc. (incorporated by reference to Exhibit 10.28.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.24+**
Deed Poll Relating to Option Schemes Established by LanzaTech New Zealand Limited and LanzaTech New Zealand Limited 2006 Share Option Scheme (incorporated by reference to Exhibit 10.29 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.24.1+**
Deed of Amendment to Deed Poll Relating to Option Schemes Established by LanzaTech New Zealand Limited, dated September 12, 2011 (incorporated by reference to Exhibit 10.29.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.24.2+**
Deed of Amendment to Deed Poll Relating to Option Schemes Established by LanzaTech New Zealand Limited, dated January 8, 2016 (incorporated by reference to Exhibit 10.29.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.24.3+**
Deed of Amendment to Deed Poll Relating to Option Schemes Established by LanzaTech New Zealand Limited, dated October 28, 2021 (incorporated by reference to Exhibit 10.29.3 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.25+**	LanzaTech New Zealand Limited 2011 Stock Plan. (incorporated by reference to Exhibit 10.30 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.25.1+**
Form of Stock Option Agreement under the LanzaTech New Zealand Limited 2011 Stock Plan (incorporated by reference to Exhibit 10.30.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.25.2+**
Form of Stock Option Agreement under the LanzaTech New Zealand Limited 2011 Stock Plan (New Zealand employees) (incorporated by reference to Exhibit 10.30.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.26+**	LanzaTech New Zealand Limited 2013 Stock Plan (incorporated by reference to Exhibit 10.31 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.26.1+**
Form of Stock Option Agreement under the LanzaTech New Zealand Limited 2013 Stock Plan (incorporated by reference to Exhibit 10.31.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.26.2+**
Form of Stock Option Agreement under the LanzaTech New Zealand Limited 2013 Stock Plan (New Zealand employees) (incorporated by reference to Exhibit 10.31.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.27+**	LanzaTech New Zealand Limited 2015 Stock Plan (incorporated by reference to Exhibit 10.32 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.27.1+**
Form of Stock Option Agreement under the LanzaTech New Zealand Limited 2015 Stock Plan (incorporated by reference to Exhibit 10.32.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.28+**	LanzaTech NZ, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.33 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.28.1+†**
Form of Notice of Grant and Subscription for Stock Option under the LanzaTech NZ, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.33.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.28.2+†**
Form of Notice of Restricted Stock Grant under the LanzaTech NZ, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.33.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.28.3+**
Form of Stock Option Agreement under the LanzaTech NZ, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.33.3 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.29+**
Amendment to LanzaTech New Zealand Limited Stock Option Award Agreements, dated October 28, 2021 (incorporated by reference to Exhibit 10.34 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.30+**	Annual Bonus Plan (incorporated by reference to Exhibit 10.35 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.31+**
Form of indemnification agreement between LanzaTech Global, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.36 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.32#†**
Framework Agreement, dated as of October 2, 2022, by and between LanzaTech, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.37 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.33#†**
Simple Agreement for Future Equity, dated as of October 2, 2022, by and between LanzaTech NZ, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.38 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.33.1**
Amendment No. 1 to Simple Agreement for Future Equity, dated as of December 30, 2022, by and between LanzaTech NZ, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.38.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.34#**
Cooperation Letter Agreement, dated as of October 2, 2022, by and between LanzaTech, Inc., Suncor Energy, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.39 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.35+**	LanzaTech U.S. Executive Severance Plan (incorporated by reference to Exhibit 10.41 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.36†#**
Grant Agreement, by and between LanzaTech UK Limited and the Secretary of State for Transport, dated December 12, 2022 (incorporated by reference to Exhibit 10.1 of AMCI Acquisition Corp. II's Current Report on Form 8-K (File No. 001-40282), filed with the SEC on December 16, 2022).

10.37†#**
Note Purchase Agreement, dated November 9, 2022, by and among LanzaJet Freedom Pines Fuels LLC, LanzaTech, Inc. and the other purchasers named therein (incorporated by reference to Exhibit 10.43 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.38+**	Form of director compensation letter (incorporated by reference to Exhibit 10.41 to LanzaTech Global, Inc's Current Report on Form 8-K/A, filed with the SEC on March 28, 2023).
16.1**	Letter re: Change in certifying accountant (incorporated by reference to Exhibit 16.1 to LanzaTech Global Inc.’s Current Report on Form 8-K/A, filed with the SEC on March 28, 2023).
21.1**	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).
23	Consent of Deloitte & Touche LLP, independent registered public accounting firm to LanzaTech Global, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	LanzaTech Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
†Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*To be filed by amendment.
**Previously filed.
#Certain confidential information contained in this exhibit, marked by brackets, has been redacted in accordance with Regulation S-K Item 601(b) because the information (i) is not material and (ii) is the type of information that the registrant both customarily and actually treats as private and confidential.
+Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on February 29, 2024.

LANZATECH GLOBAL, INC.
By: /s/ Jennifer Holmgren, Ph.D.
Name: Jennifer Holmgren, Ph.D.
Title: Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Position	Date

/s/ Jennifer Holmgren, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024
Jennifer Holmgren, Ph.D.

/s/ Geoff Trukenbrod	Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Geoff Trukenbrod

/s/ George Dimitrov	Vice President, Finance (Principal Accounting Officer)	February 29, 2024
George Dimitrov

/s/ Barbara Byrne	Director	February 29, 2024
Barbara Byrne

/s/ Nigel Gormly	Director	February 29, 2024
Nigel Gormly

/s/ Dorri McWhorter	Director	February 29, 2024
Dorri McWhorter

/s/ Jim Messina	Director	February 29, 2024
Jim Messina

/s/ Nimesh Patel	Director	February 29, 2024
Nimesh Patel

/s/ Gary Rieschel	Director	February 29, 2024
Gary Rieschel