Form 10-Q
period 2024-03-31
LanzaTech Global, Inc.
filed 2024-05-09
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had outstanding 197,725,477 shares of common stock as of March 31, 2024.

Table of Contents

Part I - Financial Information	4
Item 1. Financial Statements.	4
Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	4
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023 (unaudited)	5
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity/Deficit for the three months ended March 31, 2024 and 2023 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited)	8
Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	31
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	42
Item 4. Controls and Procedures.	43
Part II - Other Information
Item 1. Legal Proceedings.	45
Item 1A. Risk Factors.	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	47
Item 3. Defaults Upon Senior Securities.	47
Item 4. Mine Safety Disclosures.	48
Item 5. Other Information.	48
Item 6. Exhibits.	49
Signatures	50

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
•our future financial performance, growth, costs and expenses, availability of resources and capital requirements;
•our ability to increase our revenue from engineering services, sales of equipment packages and sales of CarbonSmart products and to improve our operating results; and
•our ability to implement and maintain effective internal controls.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.
These forward-looking statements are only predictions based on our current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including the risk factors discussed in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and in other documents as we filed from time to time with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a competitive industry, and new risks emerge from time to time. It is not possible for the management of LanzaTech to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report.

Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$56,747	$75,585
Held-to-maturity investment securities	34,819	$45,159
Trade and other receivables, net of allowance	10,689	11,157
Contract assets	29,159	28,238
Other current assets	15,490	12,561
Total current assets	146,904	172,700
Property, plant and equipment, net	22,613	22,823
Right-of-use assets	17,813	18,309
Equity method investment	6,354	7,066
Equity security investment	14,990	14,990
Other non-current assets	5,822	5,736
Total assets	$214,496	$241,624
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$2,072	$4,060
Other accrued liabilities	6,187	7,316
Warrants	4,012	7,614
Contract liabilities	3,814	3,198
Accrued salaries and wages	5,110	5,468
Current lease liabilities	128	126
Total current liabilities	21,323	27,782
Non-current lease liabilities	19,329	19,816
Non-current contract liabilities	7,438	8,233
Fixed Maturity Consideration	7,604	7,228
FPA Put Option liability	50,192	37,523
Brookfield SAFE liability	15,475	25,150
Other long-term liabilities	1,319	1,421
Total liabilities	122,680	127,153

Shareholders’ Equity
Common stock, $0.0001 par value; 400,000,000 and 400,000,000 shares authorized, 197,725,477 and 196,642,451 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	19	19
Additional paid-in capital	946,771	943,960
Accumulated other comprehensive income	2,406	2,364
Accumulated deficit	(857,380)	(831,872)
Total shareholders’ equity	$91,816	$114,471
Total liabilities and shareholders' equity	$214,496	$241,624
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Revenue from contracts with customers and grants	$6,250	$7,585
Revenue from sales of CarbonSmart products	863	—
Revenue from collaborative arrangements	2,223	1,088
Revenue from related party transactions	908	973
Total revenue	10,244	9,646

Cost and operating expenses:
Cost of revenue from contracts with customers and grants (exclusive of depreciation shown below)	(4,998)	(7,342)
Cost of revenue from sales of CarbonSmart products (exclusive of depreciation shown below)	(919)	—
Cost of revenue from collaborative arrangements (exclusive of depreciation shown below)	(796)	(407)
Cost of revenue from related party transactions (exclusive of depreciation shown below)	(57)	(41)
Research and development expense	(17,061)	(16,286)
Depreciation expense	(1,530)	(1,257)
Selling, general and administrative expense	(11,037)	(16,835)
Total cost and operating expenses	(36,398)	(42,168)
Loss from operations	(26,154)	(32,522)
Other income (expense):
Interest income, net	1,148	214
Other income (expense), net	179	(30,396)
Total other income (expense), net	1,327	(30,182)
Loss before income taxes	(24,827)	(62,704)
Income tax expense	—	—
Loss from equity method investees, net	(681)	(608)
Net loss	$(25,508)	$(63,312)

Other comprehensive loss:
Foreign currency translation adjustments	42	(49)
Comprehensive loss	$(25,466)	$(63,361)

Unpaid cumulative dividends on preferred stock	—	(4,117)
Net loss allocated to common shareholders	$(25,508)	$(67,429)

Net loss per common share - basic and diluted	$(0.13)	$(0.58)
Weighted-average number of common shares outstanding - basic and diluted	196,974,508	116,530,963
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY/ DEFICIT
(Unaudited, in thousands, except share data)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2023	196,642,451	$19	943,960	(831,872)	2,364	114,471
Stock-based compensation expense	—	—	2,625	—	—	2,625
Net loss	—	—	—	(25,508)	—	(25,508)
Issuance of common stock upon exercise of options	1,083,026	—	234	—	—	234
Repurchase of equity instruments	—	—	(48)	—	—	(48)
Foreign currency translation	—	—	—	—	42	42
Balance as of March 31, 2024	197,725,477	19	946,771	(857,380)	2,406	91,816
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY/ DEFICIT
(Unaudited, in thousands, except share data)

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

See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(25,508)	$(63,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,529	3,505
Gain on change in fair value of SAFE and warrant liabilities	(13,277)	(20,979)
Loss on change in fair value of the FPA Put Option and the Fixed Maturity Consideration liabilities	13,045	51,109
Provision for losses on trade and other receivables	—	800
Depreciation of property, plant and equipment	1,530	1,257
Amortization of discount on debt security investment	(360)	—
Non-cash lease expense	496	532
Non-cash recognition of licensing revenue	(641)	(553)
Loss from equity method investees, net	681	608
Net foreign exchange gain	(224)	(171)
Changes in operating assets and liabilities:
Accounts receivable, net	645	1,618
Contract assets	(1,029)	(408)
Accrued interest on debt investment	(177)	—
Other assets	(3,012)	(8,593)
Accounts payable and accrued salaries and wages	(2,207)	1,692
Contract liabilities	616	(60)
Operating lease liabilities	(485)	(667)
Other liabilities	(911)	(188)
Net cash used in operating activities	$(28,289)	$(33,810)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,480)	(1,367)
Purchase of debt securities	—	(49,103)
Proceeds from maturity of debt securities	10,700	—
Net cash provided by/ (used in) investing activities	$9,220	$(50,470)
Cash Flows From Financing Activities:
Proceeds from issue of equity instruments of the Company	234	746
Proceeds from the Business Combination and PIPE, net of transaction expenses (Note 3)	—	213,381
Forward Purchase Agreement prepayment	—	(60,096)
Repurchase of equity instruments of the Company	(48)	(7,650)
Net cash provided by financing activities	$186	$146,381
Net decrease in cash, cash equivalents and restricted cash	(18,883)	62,101
Cash, cash equivalents and restricted cash at beginning of period	76,284	83,710
Effects of currency translation on cash, cash equivalents and restricted cash	48	(25)
Cash, cash equivalents and restricted cash at end of period	$57,449	$145,786
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable	141	234
Reclassification of capitalized costs related to the business combination to equity	—	1,514
Cashless conversion of warrants on preferred shares	—	5,890
Recognition of public and private warrant liabilities in the Business Combination	—	4,624
Reclassification of AM SAFE warrant to equity	—	1,800
Conversion of AM SAFE liability into common stock	—	29,730
Conversion of Legacy LanzaTech NZ, Inc. preferred stock and in-kind dividend into common stock	—	722,160
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
The Company is headquartered in Skokie, Illinois, USA. The Company is a nature-based carbon refining company that transforms waste carbon into the chemical building blocks for consumer goods such as sustainable fuels, fabrics, and packaging that people use in their daily lives. The Company’s customers leverage its proven proprietary gas fermentation technology platform to convert certain feedstock, including waste carbon gases, into sustainable fuels and chemicals such as ethanol. The Company performs related services such as feasibility studies, engineering services, and research and development ("R&D") in biotechnology for commercial and government entities. The Company also purchases low carbon chemicals produced at customer facilities employing the Company’s technology and sells it under the brand name CarbonSmart. We have also been developing the capabilities to produce single cell protein as a primary product from our gas fermentation platform.
As of March 31, 2024, licensees of the Company’s technology operate four commercial-scale waste-to-gas ethanol plants in China, one plant in India, and one plant in Belgium with others currently in development in various countries, compared to three commercial scale waste-to-gas ethanol plants in China as of March 31, 2023.
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

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("US GAAP"), the accounting principles, standards, and procedures adopted by the U.S. Securities and Exchange Commission, for complete financial statements. However, in the opinion of management, all adjustments (consisting of normal recurring accruals) have been made that are necessary for a fair presentation of the condensed consolidated financial statements for the interim periods. The condensed consolidated financial statements include the accounts of LanzaTech Global, Inc. and its wholly-owned consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. For further information refer to the Consolidated Financial Statements and Footnotes thereto included in LanzaTech's Annual Report on Form 10-K for the year ended December 31, 2023.
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

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•The operations of the Company primarily represent operations of Legacy LanzaTech; and
•In comparison with AMCI, Legacy LanzaTech has significantly more revenue and total assets.
For more information on the Business Combination, see Note 3 - Reverse Recapitalization.
Significant Accounting Policies
Our significant accounting policies are included in Note 2 of the Notes to our Audited Consolidated Financial Statements included in our Annual Report.
Revision of previously issued financial statements
In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2023, the Company determined it should have classified the Forward Purchase Agreement prepayment as a cash outflow from financing activities within the consolidated statement of cash flows, instead of a cash outflow from investing activities as previously reported. The Company has corrected this classification for the three months ended March 31, 2023 within the consolidated statement of cash flows. The company determined the incorrect classification was not material to the previously filed quarterly report. There is no impact to the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of changes in redeemable convertible preferred stock and shareholders’ equity/deficit or cash flows from operating activities.
Going Concern
The accompanying consolidated financial statements of the Company have been prepared in accordance with US GAAP and assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company had cash and cash equivalents of $56,747, short-term held-to-maturity debt investments of $34,819 and an accumulated deficit of $(857,380) as of March 31, 2024 and cash outflows from operations of $(28,289) and a net loss of $(25,508) for the three months ended March 31, 2024. As a result of the Business Combination described in Note 1 closing on February 8, 2023, the Company received $153,285, which represents the proceeds from the Business Combination received net of (1) transaction expenses, (2) the PIPE investment and (3) the amount paid to ACM ARRT H LLC (“ACM”) and Vellar Opportunity Fund SPV LLC - Series 10 (“Vellar”) in relation to the Forward Purchase Agreement (see below).
The Company has historically funded its operations through issuances of equity securities and debt financing. Based on the Company’s financial position as of the date the condensed consolidated financial statements were issued, the Company projects that it will be able to cover its liquidity needs for the next twelve months. In addition, on May 9, 2024, the Company entered into the ATM Agreements (as defined in Note 15 - Subsequent Events), which may provide additional liquidity as described in Note 15 - Subsequent Events.
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of equity awards granted to both employees and non-employees, valuation of common stock prior to the close of the Business Combination, revenue recognized over time, AM SAFE and Brookfield SAFE obligations, AM SAFE warrants, the Forward Purchase Agreement and the Private Placement Warrants.
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

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had $56,747 and $75,585 of cash and cash equivalents, respectively.
Restricted Cash
The Company is required to maintain a cash deposit with a bank which consists of collateral on certain travel and expense programs maintained by the bank. The following represents a reconciliation of Cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows as of March 31, 2024 and December 31, 2023.

	As of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$56,747	$75,585
Restricted cash (presented within Other current assets)	702	699
Cash, cash equivalents and restricted cash	$57,449	$76,284
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
2) The “FPA Put Option” which includes both the in-substance written put option and the portion of the Maturity Consideration in excess of the Minimum Maturity Consideration (the “Variable Maturity Consideration”). The FPA Put Option is a derivative instrument the Company has recorded as a liability and measured at fair value. The initial fair value of the FPA Put Option and subsequent changes in fair value of the FPA Put Option are recorded within Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3) The “Fixed Maturity Consideration,” which includes the minimum portion of the Maturity Consideration (the “Minimum Maturity Consideration”), calculated as 7,500,000 less 5,916,513 multiplied by $2.00 or $3,167, and the Share Consideration. Both the Minimum Maturity Consideration and the Share Consideration are considered to be free-standing debt instruments and as both will be paid on the same terms and at the same time, these are accounted for together. The Company has elected to measure these using the FVO under ASC 825, Financial Instruments (“ASC 825”). The Fixed Maturity Consideration is recorded as a long-term liability on the condensed consolidated balance sheets. The initial fair value of the Fixed Maturity Consideration and subsequent changes in fair value of the Fixed Maturity Consideration are recorded within Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss.
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

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
report. The contract asset represents the Company’s right to consideration for the services performed at milestone completion. Occasionally, customers provide payments in advance of the Company providing services which creates a contract liability for the Company. The contract liability represents the Company's obligation to provide services to a customer.
CarbonSmart
The Company purchases ethanol from the customers who have deployed our proprietary technologies in their biorefining plants and sells it and its derivatives as CarbonSmart products. Revenue is recognized at a point in time when control transfers to our end customer, which varies depending on the shipping terms. The Company acts as the principal in such transactions and accordingly, recognizes revenue and cost of revenues on a gross basis. Amounts received for sales of CarbonSmart products are classified as Revenue from sales of CarbonSmart products in the condensed consolidated statements of operations and comprehensive loss.
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

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company’s customers and grant providers from outside of the United States for the three months ended March 31, 2024 and 2023 was approximately 56% and 62%, respectively.
As of March 31, 2024 and December 31, 2023, approximately 45% and 49%, respectively, of trade accounts receivable and unbilled accounts receivable were due from customers and grant providers located outside the United States. As of March 31, 2024 and December 31, 2023, the value of property, plant, and equipment outside the United States was immaterial.
The Company’s revenue by geographic region based on the contracting entities’ location is presented in Note 5 - Revenues.
Our largest contracting entities represent 10% or greater of revenue and were as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Customer A	18%	—%
Customer B	11%	30%
Customer C	11%	4%
Customer D	10%	1%
Customer E	8%	10%
Customer F	7%	13%

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
Upon closing of the Business Combination, the shareholders of AMCI, including AMCI founders, were issued 10,398,374 shares of common stock of the Company. In connection with the closing, holders of 8,351,626 shares of common stock of AMCI were redeemed at a price per share of approximately $10.16. In connection with the Closing, 18,500,000 shares of common stock of the Company were issued to PIPE investors. 15,500,000 of those shares were issued at a price per share of $10.00. The remaining 3,000,000 shares were issued upon conversion of the AM SAFE liability. The Company incurred $7,223 in transaction costs relating to the Business Combination and recorded those costs against Additional paid-in capital in the condensed consolidated balance sheets.
The number of shares of Class A common stock issued and outstanding immediately following the consummation of the Business Combination and PIPE financing were:

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Percentage
Legacy LanzaTech shares	167,324,363	85.3%
Public stockholders	10,398,374	5.3%
PIPE shares	18,500,000	9.4%
Total	196,222,737	100%
The following table reconciles the elements of the Business Combination and PIPE financing to the condensed consolidated statements of cash flows for the period ended March 31, 2023:

Recapitalization
Cash - AMCI trust account[1]	$64,090
Cash - PIPE financing	155,000
Less: Transaction costs allocated to equity	(5,709)
Effect of the Business Combination and PIPE financing	$213,381
__________________
(1)The cash from the AMCI trust account is net of redemptions and the payment of pre-combination AMCI expenses.
The following table reconciles the elements of the Business Combination and PIPE financing to the change in Additional paid-in capital on the condensed consolidated statement of changes in redeemable preferred stock and shareholders' equity/deficit:

Recapitalization
Cash - AMCI trust account	$64,090
Public Warrants and Private Placement Warrants recorded on the Closing Date	(4,624)
Cash - PIPE financing	155,000
Conversion of the AM SAFE	29,730
Transaction costs allocated to equity	(7,223)
$236,973
Less: par value of shares held by PIPE investors and public stockholders	(3)
Total additional paid-in capital from recapitalization	$236,970
Note 4 — Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all common stock equivalents of the Company, including equity-classified share-based compensation, the Brookfield SAFE, and warrants, to the extent dilutive.
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss for basic and diluted earnings per common share	$(25,508)	$(63,312)
Unpaid cumulative dividends on preferred stock	—	(4,117)
Net loss allocated to common shareholders	$(25,508)	$(67,429)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	196,974,508	116,530,963
Net loss per common share, basic and diluted(1)	$(0.13)	$(0.58)
__________________
(1)In periods in which the Company reports a net loss, all common stock equivalents are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share.

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2024 and 2023, common stock equivalents not included in the computation of loss per share because their effect would be antidilutive include the following:

	March 31,
	2024	2023
Options	16,167,460	14,355,066
RSUs	5,944,771	—
Brookfield SAFE	5,000,000	5,000,000
Warrants	16,657,686	16,657,686
Total	43,769,917	36,012,752
Note 5 — Revenues
Disaggregated Revenue
The following table presents disaggregated revenue in the following categories (in thousands):

	Three Months Ended March 31,
	2024	2023
Contract Types:
Licensing	$580	$553
Engineering and other services	4,456	5,801
Biorefining revenue	$5,036	$6,354

Joint development agreements	2,872	2,036
Contract research	1,473	1,256
Joint development and contract research revenue	$4,345	$3,292

CarbonSmart product	863	—

Total Revenue	$10,244	$9,646
The following table presents revenue from partners in collaborative arrangements and from grant contributions which are included in the table above as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue from partners in collaborative agreements included in the Joint development agreements above	2,223	$1,088
Revenue from grant contributions included in Engineering and other services above	1,156	3,067
The following table presents disaggregation of the Company’s revenues by customer location for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
North America	$4,458	$4,232
Europe, Middle East, Africa (EMEA)	4,580	4,711
Asia	1,206	50
Australia	—	653
Total Revenue	$10,244	$9,646

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract balances
The following table provides changes in contract assets and liabilities (in thousands):

	Current Contract Assets	Current Contract Liabilities	Non-current Contract Liabilities
Balance as of December 31, 2023	$28,238	$3,198	$8,233
Additions to unbilled accounts receivable	10,120	—	—
Increases due to cash received	—	3,208	—
Unbilled accounts receivable recognized in trade receivables	(9,091)	—	—
Decrease on revaluation on currency	(108)	(1)	(123)
Reclassification from long-term to short-term	—	672	(672)
Reclassification to revenue as a result of performance obligations satisfied	—	(3,263)	—
Balance as of March 31, 2024	$29,159	$3,814	$7,438
The increase in contract assets was mostly due to unbilled accounts receivable resulting from revenue recorded under contracts with customers and grants where the Company performed engineering and other services, and primarily relates to contracts with government entities. The decrease in contract liabilities was primarily due to the recognition of revenue during the period related to advance payments previously received by the Company for engineering and other services contracts with customers. As of March 31, 2024 and December 31, 2023 the Company had $10,689 and $11,157, respectively, of billed accounts receivable, net of allowance.
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
Remaining performance obligations consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Current	$3,814	$3,198
Non-current	7,438	8,233
Total	$11,252	$11,431

Note 6 — Investments
HTM Debt Securities

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Held to maturity (“HTM”) debt securities are comprised of U.S. Treasury bills and notes, Yankee debt securities, and corporate debt securities. HTM debt securities are classified as short-term or long-term based upon the contractual maturity of the underlying investment.

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Accrued Interest
Short-term
US Treasury bills and notes	10,661	0	$(1)	$10,660	$45
Corporate debt securities	21,158	4	(25)	21,137	311
Yankee debt securities	3,000	—	—	3,000	87
Total debt securities due within a year	$34,819	$4	$(26)	$34,797	$443

Total HTM Debt Securities	34,819	4	(26)	34,797	443

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Accrued Interest
Short-term
US Treasury bills and notes	20,423	6	$—	$20,429	$14
Corporate debt securities	21,736	14	(33)	21,717	209
Yankee debt securities	3,000	—	(8)	2,992	43
Total debt securities due within a year	$45,159	$20	$(41)	$45,138	$266

Total HTM Debt Securities	45,159	20	(41)	45,138	266
The Company regularly reviews held-to-maturity securities for declines in fair values that are determined to be credit related. As of December 31, 2023 and March 31, 2024, the Company did not have an allowance for credit losses related to HTM securities.
Equity investments

The Company’s equity investments consisted of the following (in thousands):

	As of
	March 31, 2024	December 31, 2023
Equity Method Investment in LanzaJet	$6,354	$7,066
Equity Security Investment in SGLT	14,990	14,990
Total Investment	$21,344	$22,056
LanzaJet
On May 13, 2020, the Company contributed $15,000 in intellectual property in exchange for a 37.5% interest (“Original Interest”) of LanzaJet, Inc. (“LanzaJet”) in connection with an investment agreement (“Investment Agreement”). The Company accounts for the transaction as a revenue transaction with a customer under ASC 606. The licensing and technical support services provided are recognized as a single combined performance obligation satisfied over the expected period of those services, beginning May 2020 through December 2025. During the three months ended March 31, 2024 and March 31, 2023, the Company recognized revenue from this arrangement of $580 and $553 respectively, net of intra-entity profit elimination and has associated deferred revenue of $4,704 and $5,375, as of March 31, 2024 and December 31, 2023, respectively. Intra-entity profits related to this arrangement are $92 and $118 for the three months ended March 31, 2024 and 2023, respectively. Intra-entity profits are amortized over a 15-year period through 2034.

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Between February 1, 2021 and April 4, 2021, LanzaJet closed two additional rounds of investment which reduced the Original Interest to approximately 23%. In connection with the LanzaJet Note Purchase Agreement as described in Note 13 - Related Party Transactions, LanzaJet issued warrants that are exercisable for $0.01 by the holder when the related funds are drawn by LanzaJet. The warrants held by LanzaTech and other lenders meet the accounting criteria for in-substance common stock at the time the related note commitment is drawn by LanzaJet and the warrants become exercisable. As of March 31, 2024, LanzaTech’s ownership was diluted to 22.89% because LanzaTech received proportionally fewer warrants than the other investors. The Company recorded a gain on dilution of $77 in the three months ended March 31, 2024. LanzaTech’s ownership is subject to further dilution to 22.38% if LanzaJet draws additional funds committed in the LanzaJet Note Purchase Agreement and the remaining warrants are exercisable by the holders. Under the LanzaJet Investment Agreement, certain other LanzaJet shareholders agreed to make an additional cash investment following the achievement of certain development milestones relating to the demonstration facility. If made, these additional investments would fund the development and operation of commercial facilities that would sublicense the relevant fuel production technology from LanzaJet. Upon the closing of each of the first three of these additional investments and no later than the sublicensing of the relevant facility, LanzaTech has a right to receive up to an aggregate of 45 million additional LanzaJet shares for no additional consideration. To date, these shares have not been issued.
The carrying value of our equity method investment in LanzaJet as of March 31, 2024 and December 31, 2023 was approximately $3,400 less than our proportionate share of our equity method investees’ book values, for both periods. The basis differences are largely the result of a difference in the timing of recognition of variable consideration to which we may become entitled in exchange for our contribution of intellectual property to LanzaJet. The variable consideration we may receive will be in the form of additional ownership interests and the majority of the basis difference will be reversed in connection with recognition of that variable consideration.
In connection with a sublicense agreement to LanzaJet under our license agreement with Battelle Memorial Institute (“Battelle”), LanzaTech remains responsible for any failure by LanzaJet to pay royalties due to Battelle. The fair value of LanzaTech’s obligation under this guarantee was immaterial as of March 31, 2024 and December 31, 2023.
SGLT
On September 28, 2011, the Company contributed RMB 25,800 (approx. $4,000) in intellectual property in exchange for 30% of the registered capital of Beijing Shougang LanzaTech Technology Co., LTD (“SGLT”). Since then, the Company’s interest in SGLT’s registered capital decreased to approximately 9.31% as a result of the investment by new investors. The Company accounts for its investment in equity securities of SGLT using the alternative measurement principals as permitted under ASC 321, Investments - Equity Securities, because SGLT's fair value is not readily determinable. For the three months ended March 31, 2024, there was no change in the recorded amount of the investment in SGLT.
As of March 31, 2024 and December 31, 2023, there were no impairments of equity investments. During the three months ended March 31, 2024 and 2023, the Company received no dividends from equity investments. See Note 13 - Related Party Transactions, for information on revenues, accounts receivable, contract assets and purchases and open accounts payable with its equity investments.
Note 7 — SAFE
Brookfield SAFE
On October 2, 2022, the Company entered into a SAFE with Brookfield (the "Brookfield SAFE"). Under the Brookfield SAFE, the Company agreed to issue to Brookfield the right to certain shares of its capital stock, in exchange for the payment of $50,000 (the “Initial Purchase Amount”). The Brookfield SAFE is legal form debt. Management has elected to apply the Fair Value Option ("FVO") under ASC 825, Financial Instruments. As the Brookfield SAFE is accounted for under the FVO, the Brookfield SAFE is classified as a mark-to-market liability
On the fifth anniversary of the Brookfield SAFE, LanzaTech is required to repay in cash the Initial Purchase Amount less any Non-Repayable Amount (the “Remaining Amount”), as well as interest on such Remaining Amount in the high single digits, compounded annually.
For each $50,000 of aggregate equity funding required for qualifying projects presented to Brookfield in accordance with the Brookfield Framework Agreement (discussed below), the Remaining Amount will be reduced by $5,000 (such cumulative reductions the “Non-Repayable Amount”) and converted into LanzaTech Shares at $10.00 per share, which was the share price paid by the PIPE investors in the Business Combination. Interest on the corresponding amount will be forgiven. Each project presented must meet certain criteria in order to be considered a qualifying project.

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Additionally, Brookfield may, at any time at its option, convert all or a portion of the Initial Purchase Amount less any amount that has already been converted or repaid into shares of LanzaTech capital stock at the same $10.00 per share price.
The Brookfield SAFE has not yet converted as a qualifying financing has not yet occurred and no qualified project investments have been presented to Brookfield as of March 31, 2024. As of March 31, 2024 and December 31, 2023, the fair value of the Brookfield SAFE was $15,475 and $25,150 respectively and was recorded within Brookfield SAFE liability on the condensed consolidated balance sheets.
Brookfield Framework Agreement
On October 2, 2022, LanzaTech entered into a framework agreement with Brookfield (the “Brookfield Framework Agreement”). Under such agreement, LanzaTech agreed to exclusively offer Brookfield the opportunity to acquire or invest in certain projects to construct commercial production facilities employing carbon capture and transformation technology in the U.S., the European Union, the United Kingdom, Canada or Mexico for which LanzaTech is solely or jointly responsible for obtaining or providing equity financing, subject to certain exceptions. LanzaTech agreed to present Brookfield with projects that over the term of the agreement that require equity funding of at least $500,000 in the aggregate. With respect to projects acquired by Brookfield, LanzaTech is entitled to a percentage of free cash flow generated by such projects determined in accordance with a hurdle-based return waterfall. Brookfield has no obligation under the Brookfield Framework Agreement to invest in any of the projects. There have been no investments in projects as of March 31, 2024 or 2023.
Note 8 — Warrants
Shortfall Warrants
On March 27, 2023, the Company issued an aggregate of 2,073,486 warrants to ACM and 2,010,000 warrants to Vellar pursuant to the Forward Purchase Agreement (collectively, the “Shortfall Warrants”), as further described in Note 2 - Summary of Significant Accounting Policies. Each Shortfall Warrant entitles the registered holder to purchase one share of common stock at a price of $10.00 per share, subject to adjustment in the event that the Company sells, grants or otherwise issues common stock or common stock equivalents at an effective price less than the then current exercise price of the Shortfall Warrants, at any time commencing on or after March 27, 2023. A holder of a Shortfall Warrant may exercise such warrants on a cashless basis. The Shortfall Warrants expire on the fifth anniversary of their issuance. On the issuance date, the Shortfall Warrants met the definition of a derivative but did not qualify for the exception from derivative accounting under the indexation guidance and therefore met the criteria for liability classification under ASC 815. The fair value of the Shortfall Warrants as of March 31, 2023 was $5,104. On May 13, 2023, the Company amended the Shortfall Warrant agreement. Under the amended agreement, the Shortfall Warrants meet the requirements for equity classification under ASC 815-40. Consequently, the Company recorded a gain of $2,042 as of the date of the amendment to reflect the fair value of $3,063 at the date of the amendment through Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss and reclassified the Shortfall Warrants to Additional paid-in capital on the condensed consolidated balance sheets.
Public Warrants and Private Placement Warrants
As part of AMCI’s initial public offering (“IPO”), AMCI issued warrants to third-party investors. Each public warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, AMCI completed the private sale of warrants. Each private sale warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. Additionally, prior to the consummation of the Business Combination, AMCI issued warrants for the settlement of a working capital loan. The working capital warrants have the same terms as the private sale of warrants issued at the IPO. Warrants sold in the private sale at the IPO and the warrants issued to convert the working capital loan are collectively referred to as the “Private Placement Warrants”. On the Closing Date and as of March 31, 2024, 7,499,924 Public Warrants and 4,774,276 Private Placement Warrants remained outstanding.
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

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to Additional paid-in capital and adjusts the carrying value of the instruments to fair value through Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss at each reporting period until they are exercised. The Public Warrants and Private Placement Warrants are presented within Warrants on the condensed consolidated balance sheets.
Note 9 — Forward Purchase Agreement
The FPA consists of the Prepayment Amount, the FPA Put Option and the Fixed Maturity Consideration. The Prepayment Amount of $60,547 is presented as a reduction to Additional paid-in capital in our condensed consolidated balance sheets. The value of the FPA Put Option represents the economics of the written put option, inclusive of the Variable Maturity Consideration, and is valued at $50,192 as of March 31, 2024.
The Fixed Maturity Consideration is valued at $7,604 as of March 31, 2024. This represents the fair value of the Share Consideration and Fixed Maturity Consideration and is measured in accordance with the FVO.
Expensed transaction costs, representing the stock acquisition fees, in the amount of $451 are recorded in Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss in the period ended March 31, 2023.
Note 10 — Fair Value

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s fair value hierarchy for its assets and liabilities measured at fair value as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement as of
	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$39,298	$—	$—	$39,298
Total assets	$39,298	$—	$—	$39,298

Liabilities:
FPA Put Option liability	$—	$—	$50,192	$50,192
Fixed Maturity Consideration	—	—	7,604	7,604
Brookfield SAFE liability	—	—	15,475	15,475
Private placement warrants	—	—	2,148	2,148
Public warrants	1,864	—	—	1,864
Total liabilities	$1,864	$—	$75,419	$77,283

	Fair Value Measurement as of
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$28,058	$—	$—	$28,058

Liabilities:
FPA Put Option liability	—	—	37,523	37,523
Fixed Maturity Consideration	—	—	7,228	7,228
Brookfield SAFE liability	—	—	25,150	25,150
Private placement warrants	—	—	3,915	3,915
Public warrants	3,699	—	—	3,699
Total Liabilities	$3,699	$—	$73,816	$77,515
Forward Purchase Agreement
The fair value upon issuance of the FPA (both the FPA Put Option liability and Fixed Maturity Consideration) and subsequent changes in fair value are included in Other income (expense), net in the condensed consolidated statements of operations and comprehensive loss in the corresponding period. The fair value of the FPA was estimated using a Monte-Carlo Simulation in a risk-neutral framework. Specifically, the future stock price is simulated assuming a Geometric Brownian Motion (“GBM”). For each simulated path, the forward purchase value is calculated based on the contractual terms and then discounted back to present. Finally, the value of the forward is calculated as the average present value over

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
all simulated paths. The Fixed Maturity Consideration was also valued as part of this model as the timing of the payment of the Fixed Maturity Consideration may be accelerated if the Maturity Date is accelerated.
The following table represents the weighted average inputs used in calculating the fair value of the prepaid forward contract and the Fixed Maturity Consideration as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Stock price	$3.10	$5.03
Term (in years)	1.86	2.11
Expected volatility	50.0%	50.0%
Risk-free interest rate	4.60%	4.16%
Expected dividend yield	—%	—%
Brookfield SAFE
The Brookfield SAFE is legal form debt that the Company has elected to measure using the FVO under ASC 825. As of March 31, 2024, no part of the Brookfield SAFE has converted to Company common shares as a qualifying financing had not yet occurred and no project investments were presented. There were no cash flows associated with the Brookfield SAFE in the three months ended March 31, 2024.
As of March 31, 2024, the Company expects to present sufficient projects to Brookfield to result in the Brookfield SAFE being automatically converted into shares. Since the liquidity price is not expected to change during the life of the Brookfield SAFE, the number of shares that Brookfield receives is fixed. Based on this expectation, the value of the Brookfield SAFE is equal to the Brookfield SAFE's as-converted value, which is the initial purchase amount, divided by the liquidity price, multiplied by the stock price, resulting in an estimated fair value of $15,475 recorded on the consolidated balance sheet.
Significant inputs for Level 3 Brookfield SAFE measurement at March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Initial purchase amount	$50,000	$50,000
Liquidity price	$10.00	$10.00
Stock price	$3.10	$5.03
Public Warrants and Private Placement Warrants
For the Public Warrants, the Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value. Changes in fair value are recorded in Other income (expense), net within the condensed consolidated statements of operations and comprehensive loss. The company recognized decreases in the fair value of the liability of $1,835 and $286 during the three months ended March 31, 2024 and 2023, respectively.
The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. For the three months ended March 31, 2024, the Company recognized a decrease in the fair value of $1,766. For the three months ended March 31, 2023, the Company recognized an increase in the fair value of liabilities of approximately $477. Changes in fair value are recorded on the condensed consolidated statements of operations and comprehensive loss within Other income (expense), net.
The following table represents the weighted average inputs used in calculating the fair value of the Private Placement Warrants outstanding as of March 31, 2024 and December 31, 2023:

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2024	December 31, 2023
Stock price	$3.10	$5.03
Exercise price	$11.50	$11.50
Term (in years)	3.86	4.11
Expected volatility	57.5%	45.0%
Risk-free interest rate	4.32%	3.92%
Expected dividend yield	—%	—%
The following tables represent reconciliations of the fair value measurements of the assets and liabilities using significant unobservable inputs (Level 3) (in thousands):

	FPA Put Option	Fixed Maturity Consideration	Brookfield SAFE	Private placement warrants
Balance as of January 1, 2024	$(37,523)	$(7,228)	$(25,150)	$(3,914)
(Loss) gain recognized in other expense, net on the condensed consolidated statement of operations and comprehensive loss	(12,669)	(376)	9,675	1,766
Balance as of March 31, 2024	$(50,192)	$(7,604)	$(15,475)	$(2,148)

	FPA Put Option	Fixed Maturity Consideration	Shortfall Warrants	Warrants on Preferred Shares	AM SAFE liability	AM SAFE warrant	Brookfield SAFE	Private placement warrants
Balance as of January 1, 2023	$—	$—	$—	$(2,119)	$(28,986)	$(1,989)	$(50,000)	$—
Recognized as a result of the Business Combination	—	—	—	—	—	—	—	(2,148)
(Loss) gain recognized in other expense, net on the consolidated statement of operations and comprehensive loss	(44,593)	(6,967)	(5,104)	(3,770)	(744)	189	30,600	(477)
Conversion of warrants to preferred shares	—	—	—	5,889	—	—	—	—
Conversion of SAFE liability to equity classification	—	—	—	—	29,730	—	—	—
Reclassification of warrant to equity	—	—		—	—	1,800	—	—
Balance as of March 31, 2023	$(44,593)	$(6,967)	$(5,104)	$—	$—	$—	$(19,400)	$(2,625)

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Income Taxes
The Company is subject to federal and state income taxes in the United States, as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely. The Company and its foreign subsidiaries have historically been loss generating entities that have resulted in no excess earnings to consider for repatriation and accordingly there are no deferred income taxes recognized for the three months ended March 31, 2024 and 2023.
The Company recorded an income tax expense of $0 for the three months ended March 31, 2024 and 2023, representing an effective tax rate of 0%. The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in the three months ended March 31, 2024 and 2023 is primarily due to a full valuation allowance related to the Company's U.S. and foreign deferred tax assets. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.
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
The Organization for Economic Co-operation and Development (OECD) has a framework to implement a global minimum corporate tax of 15% for companies with global revenues and profits above certain thresholds (referred to as Pillar 2), with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2. We do not anticipate Pillar 2 to have material impacts on our effective tax rate, financial position or cash flows during the current year.

Note 12 — Share-Based Compensation
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

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
subject to the director’s continued service through the vesting date. However, vesting will accelerate in certain circumstances (e.g., removal in connection with a change in control).
The market-based RSUs have both a time-based and a market-based vesting component. Both components must be met for the award to vest. The market-based RSUs are subject to a three-year annual pro-rata vesting schedule whereby the awards generally vest in 3 equal tranches on the first, second, and third anniversaries of the vesting commencement date, subject to grantee’s continued service through each vesting date. The market-based vesting component is satisfied if on any date during the period beginning on the 151st date following the vesting commencement date and ending on the fifth anniversary of the vesting commencement date, the average closing price of a share of the Company’s common stock, equals or exceeds $11.50, determined using the closing share price from the 20 trading days preceding such determination date.
A summary of the unvested time-based and market-based equity-classified RSUs are presented in the following table:

	Time-based RSUs		Market-based RSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
January 1, 2024	3,155	3.51	3,930	$1.69
Vested	(1,033)	3.44	—	—
Cancelled/forfeited	(107)	3.45	—	—
March 31, 2024	2,015	3.54	3,930	$1.69
The Company recorded compensation expense related to the time-based RSUs of $791 for the three months ended March 31, 2024. Unrecognized compensation costs as of March 31, 2024 were $6,760 and will be recognized over a weighted average of 1.96 years.
The Company recorded compensation expense related to the market-based RSUs of $727 for the three months ended March 31, 2024. Unrecognized compensation costs as of March 31, 2024 were 2,471 and will be recognized over a weighted average of 1.47 years.
Stock Options
In accordance with the LTIP and Prior Stock Plans, grantees have also been granted stock options to purchase common shares. The exercise price of each stock option was no less than the fair market value price of the Company’s common shares determined as of the date of grant. The stock options generally vest over the course of two to five years, subject to the service provider’s continued service through each vesting date. Upon termination of service, unvested stock options are forfeited in accordance with their terms unless the award agreement provides for accelerated vesting (e.g., due to retirement). The below tables reflect the stock options granted prior to the Business Combination multiplied by the exchange ratio and the weighted average exercise price divided by the exchange ratio.

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock option awards outstanding as of March 31, 2024 and changes during the period ended March 31, 2024 were as follows:

	Shares subject to option (thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2024	16,412	$1.96
Vested and expecting to vest at January 1, 2024	16,412	1.96
Exercisable at January 1, 2024	10,869	$1.49
Granted	—	—
Exercised	(162)	1.45
Cancelled/forfeited	(83)	1.45
Outstanding at March 31, 2024	16,167	$1.97	5.92	$20,605
Vested and expecting to vest at March 31, 2024	16,167	1.97	5.92	20,605
Exercisable at March 31, 2024	12,351	$1.66	5.21	$18,539
The Company recorded compensation expense related to the options of $1,107 and $764 for the three months ended ended March 31, 2024 and 2023. Unrecognized compensation costs as of March 31, 2024 were $7,205 and will be recognized over a weighted average of 1.85 years.
Restricted Stock Awards (“RSAs”)
Under the Prior Stock Plans, the Company granted RSAs which become eligible to vest upon the satisfaction of a time-based service condition. However, in order to vest, a liquidity event, defined as acquisition, asset transfer, or initial listing, must occur within 10 years from the grant date. Upon a liquidity event, if the participant’s service has not terminated, the entire RSA award vests in full, whether or not previously eligible for vesting. If the participant’s service has terminated and the participant has satisfied the time-based service condition, the RSAs that are outstanding and eligible for vesting immediately vest in full upon liquidity event. The time-based service requirements of the RSAs have a maximum term of three years from the date of grant.
The Business Combination constituted a “liquidity event” which caused the vesting of all such outstanding, unvested RSAs. The vesting of the RSAs resulted in compensation expense of $2,741 for the 3 months ended March 31, 2023. In connection with the vesting of these RSAs, certain holders of the RSAs surrendered 771,141 shares in a withhold to cover transaction to fund the payment of applicable tax withholding on their behalf by the Company. This resulted in a total cash payment of $7,650 by the Company to the Internal Revenue Service for the applicable tax withholding associated with this vesting event.
Liability-Classified Awards
Phantom RSUs
Under a phantom equity sub-plan of the LTIP, certain non-US employees of the Company were provided with Phantom RSUs that can only be settled in cash and are therefore recorded as a liability. The Phantom RSUs have a graded vesting schedule and vest in 3 equal tranches on the first, second, and third anniversaries of the vesting commencement date, subject to the employee meeting the requisite service requirements. Grantees are entitled to receive a cash payment equal to the fair market value of a share multiplied by the number of vested Phantom RSUs as of the applicable vesting date.
Phantom SARs
Under a phantom equity sub-plan of the LTIP, certain non-US employees of the company were provided with Phantom SARs that can only be settled in cash and are therefore recorded as a liability. The Phantom SARs have a graded vesting schedule and vest in three equal tranches on the first, second, and third anniversaries of the vesting

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
commencement date, subject to the employee meeting the requisite service requirements. Phantom SARs expire 10 years after the grant date and entitle the grantee to receive a cash payment upon exercise of the award equal to the excess of the fair market value of a share on the date of exercise over the exercise price multiplied by the number of SARs exercised.

Note 13 — Related Party Transactions
As of March 31, 2024 and December 31, 2023, the Company has an equity ownership in LanzaJet and SGLT (see Note 6 - Investments for further details). The table below summarizes amounts related to transactions with these related parties (in thousands):

	As of
	March 31, 2024	December 31, 2023
Accounts receivable	$2,377	$2,190
Contract Assets	606	$659
Notes receivable	5,522	5,436
Accounts payable	221	582
The following table presents revenue from related parties per disaggregated revenue categories:

	Three Months Ended March 31,
	2024	2023
Revenue from related parties, included within Licensing	$580	$553
Revenue from related parties, included within Engineering and other services	328	420
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
In connection with the formation of LanzaJet, the Company entered into a transition services agreement with LanzaJet, refer to Note 6 - Investments, for more information. The transition services agreement generally sets out the respective rights, responsibilities and obligations of the Company and LanzaJet with respect to R&D services, access to office and laboratory space, business development and other administrative support services. The transition services agreement may be terminated by mutual consent of the Company and LanzaJet, by LanzaJet at any time, and by the Company upon breach or non-payment by LanzaJet. There are no substantive termination penalties in the event the Company terminates. For the three months ended March 31, 2024 and 2023, the Company recognized revenue from related parties of approximately $31 and $45, respectively, under the transition services agreement.
The Company also provides certain engineering and other services related to a gas-to-jet demonstration plant currently in development by LanzaJet pursuant to the Investment Agreement described in Note 6 - Investments and other projects whereby LanzaJet is the customer. The Company recognized revenue of $12 for the three months ended March 31, 2024 and $338 for the three months ended March 31, 2023. In December 2023, LanzaTech additionally sold LanzaJet the right to utilize some of LanzaTech’s completed engineering work as a basis for future LanzaJet projects, and recognized $58 in deferred profit for the three months ended March 31, 2024.

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Each purchaser of Notes under the Note Purchase Agreement also received a warrant for the right to purchase 575,000 shares of common stock of LanzaJet for each $10 million of Notes purchased by such purchaser for an exercise price of $0.01 per share. The warrants are exercisable when the related loan commitment is funded, and may be exercised until the earlier of the third anniversary following the date the holder’s loan commitment is fully funded, or the end of the availability period as defined in the Note Purchase Agreement if the commitment has not been fully funded. In the case of the Company, LanzaTech received warrants to purchase 316,250 shares of common stock of LanzaJet, which became exercisable by the Company when the note was funded on May 1, 2023. The Company exercised the warrants in January 2024. Upon funding of the Notes, the warrants meet the accounting criteria to be considered in-substance common stock, and are accounted for as part of the equity-method investment. Refer to Note 6 - Investments.
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
SGLT
The Company supplies SGLT with certain water-soluble organic compounds required in the Company's proprietary gas fermentation process, small-size equipment and consulting services. For the three months ended March 31, 2024 and 2023, the Company recognized revenue of approximately $51 and $0, respectively. The Company also provided engineering services and incurred costs of $185 and $249 for the three months ended March 31, 2024 and 2023, respectively.
Additionally, LanzaTech and SGLT entered into a license agreement in 2019, subsequently amended in August 2023, to provide SGLT with the right to sublicense the intellectual property that LanzaTech previously licensed to SGLT. In exchange, the Company is entitled to receive fixed licensing consideration, calculated as a percentage of the maximum amount of royalties owed to SGLT from its sublicenses. Prior to June 2023, the Company was only entitled to royalties from SGLT, if SGLT received sublicense royalty payments. For the three months ended March 31, 2024 and 2023, the Company did not recognize any sublicensing revenue.

Note 14 — Commitments and Contingencies
Litigation
The Company may be involved in legal proceedings and exposed to potential claims in the normal course of business. As of March 31, 2024 and December 31, 2023, the Company does not have any reasonably possible or probable losses from such claims.
Commitments
In November 2022, the Company entered into a lease for real estate to expand its headquarters in Skokie, Illinois. The lease was subsequently amended in December 2023. The lease contains multiple lease components, and the commencement date for some lease components will occur in April, May, and October 2024. Accordingly, for

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
these lease components where the lease has not commenced, there are no right-of-use assets or lease liabilities recorded on the condensed consolidated balance sheets as of March 31, 2024. Total lease payments through 2036 for these lease components are expected to be $17,216.

Note 15 — Subsequent Events
On May 9, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) and a Terms Agreement (the “Terms Agreement” and, together with the Sales Agreement, the “ATM Agreements”) with B. Riley Securities, Inc. (“B. Riley Securities”), pursuant to which the Company may, from time to time, offer and sell through or to B. Riley Securities, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $100 million. The ATM Agreements are effective upon the filing of a registration statement on Form S-3, including a base prospectus, relating to certain securities including the Placement Shares to be issued from time to time by the Company, and which incorporates by reference documents that the Company has filed or will file in accordance with the provisions of the Securities Exchange Act of 1934 (the “Registration Statement”).
Sales of the Shares under the ATM Agreements, if any, may be made by any method that is deemed an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Shares will be offered through or to B. Riley Securities, acting as agent in connection with agency transactions or as principal in connection with any principal transactions. Pursuant to the Terms Agreement, the Company will have the right, but not the obligation, from time to time at its sole discretion, for as long as the Sales Agreement remains effective, to direct B. Riley Securities on any trading day to act on a principal basis and purchase up to $180,000 per day, up to $900,000 per week, and up to $40 million per twelve-month period, subject to any applicable limitations pursuant to the rules and regulations of The Nasdaq Stock Market, LLC (the aggregate amount so purchased by B. Riley Securities under the Terms Agreement, the “Commitment”), which Commitment will be included within the aggregate offering price of up to $100 million of Common Stock sold pursuant to the ATM Agreements; provided, however, that only one principal sale may be requested per day unless otherwise agreed to by B. Riley Securities.
B. Riley Securities will be entitled to receive from the Company a commission in an amount (i) up to 3.0% of the gross sales price per Share sold through it as agent in agency transactions and (ii) equal to 5.0% of the purchase price per Share sold to B. Riley Securities, as principal in principal transactions. The Company has agreed to provide B. Riley Securities with customary indemnification and contribution rights. The Company will also reimburse B. Riley Securities for certain specified expenses as set forth in the Sales Agreement.
The Sales Agreement may be terminated by either B. Riley Securities or the Company, as permitted therein. The Sales Agreement will automatically terminate upon the sale of all of the Shares subject to the Sales Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and related notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2024. This discussion and analysis may contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties, and assumptions, including, but not limited to, risks and uncertainties discussed under the heading ‘Cautionary Note on Forward-Looking Statements,’ in this Quarterly Report and in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K. In this section, unless otherwise indicated or the context otherwise requires, references in this section to “LanzaTech,” the “Company,” “we,” “us,” “our” and other similar terms refer to LanzaTech Global, Inc. and its consolidated subsidiaries, including LanzaTech NZ, Inc. and its consolidated subsidiaries subsequent to the Business Combination and LanzaTech NZ, Inc. and its consolidated subsidiaries prior to the Business Combination. References to “AMCI” refer to AMCI Acquisition Corp. II prior to the Business Combination.
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
LanzaTech primarily employs a licensing business model whereby our customers build, own and operate facilities that use our technology, and in return, we are paid a royalty fee based on the revenue generated from the use of our technology. We began operations in 2005. In 2018, through our joint venture with Shougang LanzaTech (also referred as “SGLT” herein), we established the world’s first commercial waste gas-to-ethanol plant in China, followed by five more plants between 2021 and 2023 - three in China, one in India, and one in Belgium with others currently in development in various countries around the world. We also perform research and development (“R&D”) services related to novel technologies and development of biocatalysts for commercial applications, mainly to produce fuels and chemicals.
We have not achieved operating profitability since our formation. Our net losses after tax were $(25.5) million for the quarter ended March 31, 2024 and $(63.3) million for the quarter ended March 31, 2023. As of March 31, 2024 we had an accumulated deficit of $(857.4) million compared to a accumulated deficit of $(831.9) million as of December 31, 2023. We anticipate that we will continue to incur losses until we sufficiently commercialize our technology.
Near-term, we expect engineering services, including equipment packages associated with the construction of several projects that use our technology, and sale of CarbonSmart products to drive higher revenues.
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

Basis of Presentation

LanzaTech’s condensed consolidated financial statements were prepared in accordance with US GAAP. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements for a full description of our basis of presentation.
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
Key Financial Metrics:
The key elements of LanzaTech’s performance for the three months ended March 31, 2024 and March 31, 2023 are summarized in the tables below:

	Three Months Ended March 31,		Change
(In thousands, except for percentages)	2024	2023	2024 vs. 2023
GAAP Measures:
Revenue	$10,244	$9,646	$598	6%
Net Loss	(25,508)	(63,312)	37,804	(60)%
Key Performance Indicators:
One-Time Revenue	9,682	8,889	793	9%
Recurring Revenue (1)	562	757	(195)	(26)%
Total Revenue	$10,244	$9,646	$598	6%
Cost of Revenues (ex. Depreciation) (2)	(6,770)	(7,790)	1,020	(13)%
Selling, general & administrative	(11,037)	(16,835)	5,798	(34)%
Adjusted EBITDA (3)	$(22,148)	$(23,513)	$1,365	(6)%
__________________
(1)Includes revenue from licensing and sales of microbes and media.
(2)Consists of costs of revenues from contracts with customers and grants (exclusive of depreciation), cost of revenue from collaboration agreements (exclusive of depreciation) and cost of revenue from related party transactions (exclusive of depreciation).
(3)Adjusted EBITDA, a non-GAAP financial measure, is calculated as net loss, excluding the impact of depreciation, interest income, net, stock-based compensation, change in fair value of warrant liabilities, change in fair value of SAFE liabilities, change in fair value of the FPA Put Option liability and Fixed Maturity Consideration, transaction costs on issuance of Forward Purchase Agreement, loss from equity method investees, net and other one-time costs related to the Business Combination and securities registration on Form S-4, our registration statement on Form S-1, and non-recurring regulatory matters. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with US GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with US GAAP. See “Non-GAAP Financial Measures” for additional information and reconciliation of Adjusted EBITDA to net loss, its most directly comparable US GAAP measure.
Key Non-Financial Metrics:

(in thousands of tonnes per annum)
Capacity as of March 31, 2023	150
Additions	158
Capacity as of March 31, 2024	308
Capacity based on LanzaTech’s technology includes capacity by customers and our cost method investee. This is one of the key drivers for the Company's licensing revenues given that they are usually contracted on a percentage-of-revenue, a dollars-per-tonne, or fixed-consideration basis.

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
Revenues
We earn revenue through engineering and other services contracts, U.S. and foreign government contracts, joint development agreements, and licensing agreements, which, together, represent a single operating segment. Revenues can be viewed as a combination of the following:
•Biorefining which includes feasibility studies and engineering services related to basic design and construction of commercial plants utilizing our technologies, and licensing of intellectual property and software when customers deploy our biorefining technology;
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
Joint Development and Contract Research
We perform R&D services related to novel technologies and the development of biocatalysts for commercial applications, mainly to produce fuels and chemicals. We engage in two main types of R&D services – joint development agreements, and other contract research, including projects with the U.S. Department of Energy. Such services are recognized as a performance obligation satisfied over time. Revenue is recognized based on milestone completion, when payments are contingent upon the achievement of such milestones, or based on stage of contract or phase completion when enforceable rights to payment exist. When no milestones or stages are clearly defined, management has determined that the cost incurred, input method, is an appropriate measure of progress toward complete satisfaction of the performance obligations under ASC 606 and estimates its variable consideration under the expected value method.
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
CarbonSmart
We sell CarbonSmart products and intermediaries directly to customers, that derive from the ethanol we purchased from our licensed plants using the Company's proprietary technologies. Revenue is recognized at a point in time when control transfers to the customer, which varies depending on the shipping terms. We generally act as the principal in such transactions and accordingly, recognize revenue and cost of revenues on a gross basis.
Cost of Revenues
R&D costs associated with external projects, engineering, and other direct costs of services are related to revenue agreements with customers, grantors, related parties, and collaborative partners, and represent costs of revenue. Costs include both internal and third-party fixed and variable costs and include materials, supplies, labor, and fringe benefits.
Research and Development Expenses
R&D costs associated with internal R&D projects consist of personnel costs, external services, materials and supplies as well as various laboratory activities. Indirect R&D costs include depreciation and other indirect overhead expenses. We expect our R&D activities to increase in the future as revenue grows but decrease as a percentage of our overall cost structure.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") consist primarily of personnel costs, costs of general corporate development activities, travel-related expenses, and other indirect overhead costs.
Our general and administrative expenses consist primarily of personnel costs for our executive, finance, corporate and other administrative functions, intellectual property and patent costs, facilities and other allocated expenses, other expenses for outside professional services, including legal, human resources, audit and accounting services, and insurance costs. Our general and administrative expenses were higher in Q1 2023 as a result of becoming a public company, including additional costs relating to compliance with the rules and regulations of the SEC and stock exchange rules, legal and audit services, additional insurance, investor relations activities, and other administrative and professional services. The costs have started to stabilize, but we expect them to remain at higher levels than they were prior to the Business Combination. We also expect our intellectual property expenses to increase as we expand and increase protection of our intellectual property portfolio.
Other Expense, Net
Other expense, net relates to miscellaneous other income and expenses and foreign currency gains and losses. These items include the mark-to-market adjustments on all liability classified warrants, the FPA Put Option liability, the Fixed Maturity Consideration, and SAFE liabilities. Interest income, net consists of income earned from our cash, cash equivalents and debt security investments. Our interest income has increased following the completion of the Business Combination as we invested the net proceeds in a variety of capital preservation financial instruments, including short-term, investment-grade, interest-bearing obligations of the U.S. government and its agencies.
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

Results of Operations — Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes. The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	2024 vs. 2023
(In thousands, except for per share amounts)
Total revenue	10,244	9,646	598	6%
Cost of revenue (exclusive of depreciation shown below)	(6,770)	(7,790)	1,020	(13)%
Operating expenses:
Research and development	(17,061)	(16,286)	(775)	5%
Depreciation expense	(1,530)	(1,257)	(273)	22%
Selling, general and administrative expense	(11,037)	(16,835)	5,798	(34)%
Total operating expenses	$(29,628)	$(34,378)	$4,750	(14)%

Loss from operations	(26,154)	(32,522)	6,368	(20)%
Interest income, net	1,148	$214	934	436%
Other income (expense), net	179	$(30,396)	30,575	(101)%
Total other income (expense), net	1,327	(30,182)	31,509	N/M
Loss before income taxes	$(24,827)	$(62,704)	$37,877	(60)%
Loss from equity method investees, net	(681)	(608)	(73)	12%
Net loss	$(25,508)	$(63,312)	$37,804	(60)%
Other comprehensive loss:
Foreign currency translation adjustments	42	(49)	91	186%
Comprehensive loss	$(25,466)	$(63,361)	$37,895	(60)%

Net loss per share - basic and diluted	(0.13)	(0.58)
Weighted-average number of common shares outstanding - basic and diluted	196,974,508	116,530,963
Revenue
Total revenue increased $0.6 million, or 6%, in the three months ended March 31, 2024, compared to the same period in 2023. The increase was primarily driven by the sale of CarbonSmart products with an increase of $0.9 million, joint development agreements with an increase of $0.8 million, and other contract research with an increase of $0.2 million. Engineering and other services also increased by $2.5 million from contracts with new customers, which was offset by a decrease in engineering and other services of $(3.8) million from contracts with existing customers and governmental entities whose projects have moved to the next phase of development.
Cost of Revenue
Cost of revenue decreased $(1.0) million, or (13)%, in the three months ended March 31, 2024, compared to the same period in 2023. The decrease is primarily driven by engineering and other services with a decrease of $(2.0) million corresponding to contracts with existing customers and governmental entities, which was offset by an increase in cost of revenue for CarbonSmart products of $0.9 million.

Research and Development
R&D expense increased $0.8 million, or 5%, in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to increases of $0.5 million in consumables and facilities expenses, $0.2 million for external R&D service provider costs, and $0.1 million for R&D personnel and contractors expenses.
Selling, General and Administrative Expense
SG&A expense decreased $(5.8) million, or (34)%, in the three months ended March 31, 2024 compared to the same period in 2023. This was primarily due to a decrease of $(2.7) million in professional fees associated with the Business Combination, and a decrease of $(2.3) million in personnel expenses and contractor fees primarily related to one-time employee transition fees. Additionally, bad debt expense decreased by $(0.8) million.
Interest income, net
Interest income, net increased $0.9 million in the three months ended March 31, 2024 compared to the same period in 2023. The increase is attributable to interest earned on higher cash balances held in savings, money market, and investment accounts subsequent to the Business Combination, as well as the amortization of the discount on the held-to-maturity securities.
Other Income (Expense), Net
Other income (expense), net was $0.2 million in the three months ended March 31, 2024, compared to $(30.4) million in the same period in 2023, which represented a net change of $30.6 million. The change is primarily due to offsetting gains and losses on the changes in fair value of our financial instruments in Q1 2024, compared to an overall net loss on the changes in fair value of our financial instruments in Q1 2023.
Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents comprise cash on hand, demand deposits at banks, and other short-term, highly liquid investments with original maturity of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. The following table shows the balances of our cash, cash equivalents and restricted cash as of March 31, 2024 and December 31, 2023:

	As of		Change
(In thousands, except for percentages)	March 31, 2024	December 31, 2023	2024 vs. 2023
Total cash, cash equivalents, and restricted cash	$57,449	$76,284	$(18,835)	(25)%
As of March 31, 2024, compared to December 31, 2023, LanzaTech’s cash, cash equivalents, and restricted cash decreased by $18.8 million, or 25%, primarily due to the net loss adjusted for non-cash charges (see cash flow section below) and purchases of property, plant and equipment. The decrease is offset by the proceeds from the maturity of debt securities.
Debt Security Investments
Debt security investments comprise mainly held-to-maturity U.S. Treasury and high quality corporate securities that the Company has both the ability and intent to hold to maturity. These securities all mature within one year and will provide additional liquidity upon maturity. As of March 31, 2024, held-to-maturity security investments totaled $34.8 million, compared to $45.2 million as of December 31, 2023.
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
As of March 31, 2024, our capital structure consists of equity (comprising issued capital, and accumulated deficit) and the Brookfield SAFE. We are not subject to any externally imposed capital requirements.
On October 2, 2022, LanzaTech entered into the Brookfield SAFE with Brookfield and received a cash payment of $50.0 million as the Initial Purchase Amount. In exchange, the Company granted to Brookfield the right to receive certain shares of the Company's common stock. Following the closing of the Business Combination, Brookfield may, at any time at its option, convert all or a portion of the Initial Purchase Amount less any amount that has already been converted or repaid into shares of common stock.
LanzaTech does not have any outstanding debt, other than the Brookfield SAFE and the FPA Put Option Liability and Fixed Maturity Consideration, which are all classified as liabilities for accounting purposes, on its condensed consolidated balance sheets as of March 31, 2024.
On May 1, 2023, LanzaTech purchased $5.5 million of Subordinated Secured Notes in a funding round for LanzaJet's subsidiary Freedom Pines Fuels LLC. The Subordinated Secured Notes are secured by a security interest over the intellectual property owned or in-licensed by LanzaJet. LanzaJet provides a guarantee that the proceeds are being used for any costs and expenses required to complete the initial facility and achieve commercial operation.
On February 3, 2023, LanzaTech, AMCI and ACM executed a Forward Purchase Agreement. Pursuant to the Forward Purchase Agreement, ACM obtained 5,916,514 shares of common stock on the open market for $10.16 per share (“Redemption Price”), and such purchase price of $60.1 million was funded by the use of Trust Account proceeds as a partial prepayment (“Prepayment Amount”) for the Forward Purchase Agreement redemption at the end of three years (“Maturity Date”). ACM has the right at the end of three years to return the shares and keep the Prepayment Amount plus the fees described below, or may, at ACM’s sole discretion, partially or fully terminate this transaction over the course of the three-year term by returning cash in an amount equal to the number of shares terminated (“Terminated Shares”) multiplied by the Redemption Price, which may be reduced in the case of certain dilutive events (“Reset Price”). At the end of the three-year term, LanzaTech is obligated to pay ACM an amount equal to the product of (1) 7,500,000 less (b) the number of Terminated Shares multiplied by (2) $2.00 (the “Maturity Consideration”). In addition to the Prepayment Amount and the Maturity Consideration, on the Maturity Date, New LanzaTech will pay to ACM an amount equal to the product of (x) 500,000 and (y) the Redemption Price, totaling $5.1 million (the “Share Consideration”). However, at the time, the Company may not have sufficient funds or be able to obtain financing from third parties to pay such amounts. The Company also may not have sufficient shares authorized to pay the Maturity Consideration in shares. Breach by the Company of any of these obligations could constitute an event of default under the Forward Purchase Agreement, which could subject the Company to financial exposure thereunder (including arising from potential indemnification claims by the Seller). In addition, future debt or other contractual agreements may contain cross-default or cross-acceleration provisions that could be triggered if we default on our obligations to the Purchasers. Any or all of these consequences could have material adverse impact on us.
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
As disclosed in Note 15 - Subsequent Events, on May 9, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) and a Terms Agreement (the “Terms Agreement” and, together with the Sales Agreement, the “ATM Agreements”) with B. Riley Securities, Inc. (“B. Riley Securities”), pursuant to which the Company may, from time to time, offer and sell through or to B. Riley Securities, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $100 million. The Shares will be offered through or to B. Riley Securities, acting as agent in connection with agency transactions or as principal in connection with any principal transactions. Pursuant to the Terms Agreement, the Company will have the right, but not the obligation, from time to time at its sole discretion, for as long as the Sales Agreement remains effective, to direct B. Riley Securities on any trading day to act on a principal basis and purchase up to $180,000 per day, up to $900,000 per week, and up to $40 million per twelve-month period, subject to any applicable limitations pursuant to the rules and regulations of The Nasdaq Stock Market, LLC (the aggregate amount so purchased by B. Riley Securities under the Terms Agreement, the “Commitment”), which Commitment will be included within the aggregate offering price of up to $100 million of Common Stock sold pursuant to the ATM Agreements; provided, however, that only one principal sale may be requested per day unless otherwise agreed to by B. Riley Securities.
In the normal course of our business, we also enter into purchase commitments or other transactions in which we make representations and warranties that relate to the performance of our goods and services. We do not expect material losses related to these transactions.
We believe our existing cash and cash equivalents will be sufficient to fund our operations for the next 12 months from the date of this Quarterly Report. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect, including within the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A of our Annual Report on Form 10-K under “Risk Factors” and in Part II, Item 1A of this Quarterly Report. In addition, we currently are evaluating several financing alternatives to enhance the Company’s liquidity position, including the sale of securities, the incurrence of debt or other financing alternatives.
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
Cash Flows
For the quarters ended March 31, 2024 and 2023

The following table provides a summary of our cash flows for the quarters ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,		Change
(In thousands, except for percentages)	2024	2023	2024 vs. 2023
Net cash provided by (used in):
Operating activities	$(28,289)	$(33,810)	$5,521	(16)%
Investing activities	9,220	(50,470)	59,690	(118)%
Financing activities	186	146,381	(146,195)	(100)%
Effects of currency translation	48	(25)	73	292%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(18,835)	$62,076
Cash Flows Used in Operating Activities
Cash flows used in operating activities decreased $5.5 million or 16% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is primarily attributable to the lower net loss, net of non-cash items, as well as higher gross profit and interest income in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Additionally, the Company had cash outflows of $3.8 million related to costs incurred for the Business Combination that were classified as cash flows from operating activities during the three months ended March 31, 2023 and which did not recur in the current period.
Cash Flows Used in Investing Activities
In the three months ended March 31, 2024, net cash provided by investing activities was $9.2 million, compared to net cash used by investing activities of $(50.5) million in the three months ended March 31, 2023. The change is primarily driven by the purchase of debt securities of $49.1 million in the three months ended March 31, 2023, which did not recur in the current period. The company additionally received proceeds from the maturity of a portion of the debt securities of $10.7 million in the three months ended March 31, 2024.
Cash Flows from Financing Activities
In the three months ended March 31, 2024, net cash used in financing activities was immaterial, compared to net cash provided by financing activities of $146.4 million in the three months ended March 31, 2023. The cash inflow in the prior period was driven by $213.4 million in proceeds from the Business Combination and PIPE financing and proceeds of $0.7 million from the exercise of options to acquire shares of common stock of the Company. This was partially offset by the Forward Purchase Agreement prepayment amount of $(60.1) million and by the repurchase of equity instruments of $(7.7) million.
Off-Balance Sheet Arrangements
As of March 31, 2024 and December 31, 2023, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Management Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements that have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We consider an accounting estimate to be critical to the condensed consolidated financial statements if the estimate is complex in nature or requires a high degree of judgment and actual results may differ from these estimates with any such differences being potentially material. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. A discussion of our critical accounting policies and estimates may be found in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 29, 2024 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Management Estimates”. As of March 31, 2024, there have been no changes to our critical accounting policies and estimates.
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
We define adjusted EBITDA as our net loss, excluding the impact of depreciation, interest income, net, stock-based compensation, change in fair value of warrant liabilities, change in fair value of SAFE liabilities, change in fair value of the FPA Put Option liability and Fixed Maturity Consideration, transaction costs on issuance of Forward Purchase Agreement, loss from equity method investees, net and other one-time costs related to the Business Combination and securities registration on Form S-4, our registration statement on Form S-1, and non-recurring regulatory matters.. We monitor and have presented in this Annual Report adjusted EBITDA because it is a key measure used by our management and the Board to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. We believe adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we include in net loss. Accordingly, we believe adjusted EBITDA provides useful information to investors, analysts, and others in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects.
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

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended March 31,
(In thousands)	2024	2023
Net Loss	$(25,508)	$(63,312)
Depreciation	1,530	1,257
Interest income, net	(1,148)	(214)
Stock-based compensation expense and change in fair value of SAFE and warrant liabilities (1)	(10,748)	(17,474)
Change in fair value of the FPA Put Option and Fixed Maturity Consideration liabilities	13,045	51,109
Transaction costs on issuance of Forward Purchase Agreement	—	451
Loss from equity method investees, net	681	608
One-time costs related to the Business Combination, initial securities registration and non-recurring regulatory matters(2)	—	4,062
Adjusted EBITDA	$(22,148)	$(23,513)
__________________
(1)Stock-based compensation expense represents expense related to equity compensation plans
(2)Represents costs incurred related to the Business Combination that do not meet the direct and incremental criteria per SEC Staff Accounting Bulletin Topic 5.A to be charged against the gross proceeds of the transaction, but are not expected to recur in the future, as well as costs incurred subsequent to deal close related to our securities registration on Form S-4 and our registration statement on Form S-1. Regulatory matters includes fees related to non-recurring items during the year ended December 31, 2023.

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
Foreign Currency Fluctuation Risk
We are subject to foreign currency exchange risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Foreign currency translation adjustments were $0.04 million and $(0.05) million for the three months ended March 31, 2024 and 2023, respectively. Additionally, we have contracted with and may continue to contract with foreign vendors.

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
Inflation Fluctuation Risk
Inflation generally affects us and our customers by increasing the cost of labor, laboratory supplies, consumables and capital expenditure required to deploy our technology, which may have a material effect on our business.

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
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)).
As a result of this evaluation, our CEO and CFO concluded that the material weaknesses relating to: (i) the accounting for complex transactions and estimates requiring significant judgment and (ii) revenue recognition, which were previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, were still present as of March 31, 2024 (the “Evaluation Date”). Based on the material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of March 31, 2024.
Remediation Efforts to Address Material Weaknesses
Management continues to take steps to improve our internal control processes and will continue to review, optimize, enhance and test our controls and procedures as our control environment matures over time. These measures will include enhancing the design and implementation of our internal controls over financial reporting to comply with the COSO 2013 Internal Control-Integrated Framework, with particular focus on our material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We note that our CEO and CFO concluded that the material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 were still present as of the Evaluation Date.

PART II
ITEM 1. LEGAL PROCEEDINGS
The Company may be involved in legal proceedings and exposed to potential claims in the normal course of business. Although we cannot predict the ultimate outcome of any legal matter with certainty, we do not believe the outcome of any of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS
Our risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K. There have been no material changes during the three months ended March 31, 2024 from or updates to the risk factors discussed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K, except as follows:
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
The Chinese government has exercised and continues to exercise substantial control over every sector of the Chinese economy through regulation and state ownership. The central Chinese government or local governments having jurisdiction within China may impose new, stricter regulations, or interpretations of existing regulations, that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. For example, regulations in China applicable to LanzaTech China Limited, a WFOE, may change. As such, our operations and the operations of our joint venture partners and our sales and licenses to partners located in China may be subject to governmental and regulatory interference in the provinces in which they operate. We, our joint venture and other partners could also be subject to regulation by various political and regulatory entities, including local and municipal agencies and other governmental subdivisions. Regulations may be imposed or change quickly with little advance notice. Our ability, and the ability of our joint venture and other partners, to operate in China may be impaired by any such laws or regulations, or any changes in laws and regulations in China. We and our joint venture and other partners may incur increased costs necessary to comply with existing and future laws and regulations or penalties for any failure to comply.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit	Description
3.1**
Amended and Restated Certificate of Incorporation of LanzaTech Global, Inc., (incorporated by reference to Exhibit 3.1 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).

3.2**	Amended and Restated Bylaws of LanzaTech Global, Inc. (incorporated by reference to Exhibit 3.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).
4.1*	Description of Securities
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*+	Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from LanzaTech Global Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on May 9, 2024.

LANZATECH GLOBAL, INC.
(Registrant)

Name	Position	Date

/s/ Jennifer Holmgren, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	May 9, 2024
Jennifer Holmgren, Ph.D.

/s/ Geoff Trukenbrod	Chief Financial Officer (Principal Financial Officer)	May 9, 2024
Geoff Trukenbrod