Form 10-Q
period 2024-06-30
LanzaTech Global, Inc.
filed 2024-08-08
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant had outstanding 197,765,067 shares of common stock as of June 30, 2024.

Table of Contents

Part I - Financial Information	4
Item 1. Financial Statements.	4
Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	4
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023 (unaudited)	5
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity/Deficit for the three and six months ended June 30, 2024 and 2023 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited)	8
Notes to the Condensed Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	34
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	50
Item 4. Controls and Procedures.	51
Part II - Other Information
Item 1. Legal Proceedings.	53
Item 1A. Risk Factors.	53
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	56
Item 3. Defaults Upon Senior Securities.	56
Item 4. Mine Safety Disclosures.	56
Item 5. Other Information.	56
Item 6. Exhibits.	58
Signatures	59

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
•our ability to resolve material litigation proceedings in our favor;
▪our ability to raise substantial additional financing in the future to fund our operations and complete the development and commercialization of our process technologies;
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
•our ability to increase our ownership stake in LanzaJet, Inc. (“LanzaJet”) through the sublicensing of LanzaJet’s technology;
•our ability to collaborate with our partners and progress projects into the construction phase; and
•our ability to implement and maintain effective internal controls.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.
These forward-looking statements are only predictions based on our current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including the risk factors discussed in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and in other documents that we file or furnish from time to time with the Securities and Exchange Commission (“SEC”). Moreover, we operate in a competitive industry, and new risks emerge from time to time. It is not possible for the management of LanzaTech to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report.
Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$62,186	$75,585
Held-to-maturity investment securities	12,890	45,159
Trade and other receivables, net of allowance	8,162	11,157
Contract assets	27,095	28,238
Other current assets	14,662	12,561
Total current assets	124,995	172,700
Property, plant and equipment, net	23,032	22,823
Right-of-use assets	26,356	18,309
Equity method investment	16,592	7,066
Equity security investment	14,990	14,990
Other non-current assets	5,910	5,736
Total assets	$211,875	$241,624
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$4,010	$4,060
Other accrued liabilities	9,088	7,316
Warrants	3,192	7,614
Contract liabilities	6,012	3,198
Accrued salaries and wages	5,931	5,468
Current lease liabilities	156	126
Total current liabilities	28,389	27,782
Non-current lease liabilities	29,227	19,816
Non-current contract liabilities	8,070	8,233
Fixed Maturity Consideration	8,246	7,228
FPA Put Option liability	60,503	37,523
Brookfield SAFE liability	9,250	25,150
Other long-term liabilities	654	1,421
Total liabilities	144,339	127,153

Shareholders’ Equity
Common stock, $0.0001 par value; 400,000,000 and 400,000,000 shares authorized, 197,765,067 and 196,642,451 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	19	19
Additional paid-in capital	950,481	943,960
Accumulated other comprehensive income	2,215	2,364
Accumulated deficit	(885,179)	(831,872)
Total shareholders’ equity	$67,536	$114,471
Total liabilities and shareholders' equity	$211,875	$241,624
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Revenue from contracts with customers and grants	$6,235	$10,372	$12,485	$17,957
Revenue from sales of CarbonSmart products	938	1,007	1,801	1,007
Revenue from collaborative arrangements	1,329	462	3,552	1,550
Revenue from related party transactions	8,873	1,076	9,781	2,049
Total revenue	17,375	12,917	27,619	22,563

Cost and operating expenses:
Cost of revenue from contracts with customers and grants (exclusive of depreciation shown below)	(4,019)	(9,631)	(9,017)	(16,973)
Cost of revenue from sales of CarbonSmart products (exclusive of depreciation shown below)	(614)	(727)	(1,533)	(727)
Cost of revenue from collaborative arrangements (exclusive of depreciation shown below)	(759)	(419)	(1,555)	(826)
Cost of revenue from related party transactions (exclusive of depreciation shown below)	(99)	(50)	(156)	(91)
Research and development expense	(21,481)	(18,908)	(38,542)	(35,194)
Depreciation expense	(1,458)	(1,348)	(2,988)	(2,605)
Selling, general and administrative expense	(11,747)	(12,452)	(22,784)	(29,287)
Total cost and operating expenses	(40,177)	(43,535)	(76,575)	(85,703)
Loss from operations	(22,802)	(30,618)	(48,956)	(63,140)
Other income (expense):
Interest income, net	513	1,701	1,661	1,915
Other (expense) income, net	(3,791)	2,001	(3,612)	(28,395)
Total other income (expense), net	(3,278)	3,702	(1,951)	(26,480)
Loss before income taxes	(26,080)	(26,916)	(50,907)	(89,620)
(Loss) gain from equity method investees, net	(1,719)	130	(2,400)	(478)
Net loss	$(27,799)	$(26,786)	$(53,307)	$(90,098)

Other comprehensive loss:
Foreign currency translation adjustments	(191)	96	(150)	47
Comprehensive loss	$(27,990)	$(26,690)	$(53,457)	$(90,051)

Unpaid cumulative dividends on preferred stock	—	—	—	(4,117)
Net loss allocated to common shareholders	$(27,799)	$(26,786)	$(53,307)	$(94,215)

Net loss per common share - basic and diluted	$(0.14)	$(0.14)	$(0.27)	$(0.60)
Weighted-average number of common shares outstanding - basic and diluted	197,746,569	195,537,601	197,360,539	156,472,730
See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY/ DEFICIT
(Unaudited, in thousands, except share data)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2023	196,642,451	$19	943,960	(831,872)	2,364	114,471
Stock-based compensation expense	—	—	2,625	—	—	2,625
Net loss	—	—	—	(25,508)	—	(25,508)
Issuance of common stock upon exercise of options and vesting of RSUs	1,083,026	—	234	—	—	234
Repurchase of equity instruments	—	—	(48)	—	—	(48)
Foreign currency translation	—	—	—	—	42	42
Balance as of March 31, 2024	197,725,477	19	946,771	(857,380)	2,406	91,816
Stock-based compensation expense	—	—	3,672	—	—	3,672
Net loss	—	—	—	(27,799)	—	(27,799)
Issuance of common stock upon exercise of options and vesting of RSUs	39,590	—	38	—	—	38
Foreign currency translation	—	—	—	—	(191)	(191)
Balance as of June 30, 2024	197,765,067	$19	$950,481	$(885,179)	$2,215	$67,536
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

See the accompanying Notes to the Condensed Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(53,307)	$(90,098)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,231	8,715
Gain on change in fair value of SAFE and warrant liabilities	(20,322)	(4,663)
Loss on change in fair value of the FPA Put Option and the Fixed Maturity Consideration liabilities	23,998	33,029
Recoveries and provision for losses on trade and other receivables	(700)	800
Depreciation of property, plant and equipment	2,988	2,605
Amortization of discount on debt security investment	(501)	(508)
Non-cash lease expense	887	387
Non-cash recognition of licensing revenue	(9,240)	(1,136)
Loss from equity method investees, net	2,400	478
Net foreign exchange gain	(131)	194
Changes in operating assets and liabilities:
Accounts receivable, net	3,575	3,129
Contract assets	1,034	(3,668)
Accrued interest on debt investment	120	(93)
Other assets	(2,269)	(8,942)
Accounts payable and accrued salaries and wages	458	1,881
Contract liabilities	128	(150)
Operating lease liabilities	507	(19)
Other liabilities	1,202	(1,057)
Net cash used in operating activities	$(42,942)	$(59,116)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(3,268)	(5,318)
Purchase of debt securities	—	(49,103)
Proceeds from maturity of debt securities	32,770	—
Purchase of additional interest in equity method investment	—	(288)
Origination of related party loan	—	(5,212)
Net cash provided by/ (used in) investing activities	$29,502	$(59,921)
Cash Flows From Financing Activities:
Proceeds from issue of equity instruments of the Company	272	1,077
Proceeds from the Business Combination and PIPE, net of transaction expenses (Note 3)	—	213,381
Forward Purchase Agreement prepayment	—	(60,096)
Repurchase of equity instruments of the Company	(48)	(7,650)
Net cash provided by financing activities	$224	$146,712
Net decrease in cash, cash equivalents and restricted cash	(13,216)	27,675
Cash, cash equivalents and restricted cash at beginning of period	76,284	83,710
Effects of currency translation on cash, cash equivalents and restricted cash	(177)	4
Cash, cash equivalents and restricted cash at end of period	$62,891	$111,389
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable	235	125
Right-of-use asset additions	8,934	—
Reclassification of capitalized costs related to the business combination to equity	—	1,514
Cashless conversion of warrants on preferred shares	—	5,890
Recognition of public and private warrant liabilities in the Business Combination	—	4,624
Reclassification of AM SAFE warrant to equity	—	1,800
Conversion of AM SAFE liability into common stock	—	29,730
Conversion of Legacy LanzaTech NZ, Inc. preferred stock and in-kind dividend into common stock	—	722,160
Reclassification of Shortfall warrant to equity	—	3,063
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
As of June 30, 2024, licensees of the Company’s technology operate four commercial-scale waste-to-gas ethanol plants in China, one plant in India, and one plant in Belgium with others currently in development in various countries, compared to three commercial scale waste-to-gas ethanol plants in China as of June 30, 2023.
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
•Legacy LanzaTech’s existing senior management team comprise a portion of senior management of the Company;

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
Revision of previously issued financial statements
In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2023, the Company determined it should have classified the Forward Purchase Agreement prepayment as a cash outflow from financing activities within the consolidated statement of cash flows, instead of a cash outflow from investing activities as previously reported. The Company has corrected this classification for the six months ended June 30, 2023 within the consolidated statement of cash flows. The company determined the incorrect classification was not material to the previously filed quarterly report. There is no impact to the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statements of changes in redeemable convertible preferred stock and shareholders’ equity/deficit or cash flows from operating activities.
Going Concern
The accompanying consolidated financial statements of the Company have been prepared in accordance with US GAAP and assuming the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company had cash and cash equivalents of $62,186, short-term held-to-maturity debt investments of $12,890 and an accumulated deficit of $(885,179) as of June 30, 2024 and cash outflows from operations of $(42,942) and a net loss of $(53,307) for the six months ended June 30, 2024.
The Company has historically funded its operations through issuances of equity securities and debt financing. Additionally, from time to time, management evaluates options to enhance the Company’s liquidity position, including the sale of securities, incurrence of debt, or other financing alternatives. Additionally, on August 6, 2024, Company closed on a $40,000 funding of Convertible Notes as defined and further described in Note 15 - Subsequent Events. Based on the Company’s financial position as of the date the condensed consolidated financial statements were issued, the Company projects that it will be able to cover its liquidity needs for the next twelve months.
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

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had $62,186 and $75,585 of cash and cash equivalents, respectively.
Restricted Cash
The Company is required to maintain a cash deposit with a bank which consists of collateral on certain travel and expense programs maintained by the bank. The following represents a reconciliation of Cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows as of June 30, 2024 and December 31, 2023.

	As of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$62,186	$75,585
Restricted cash (presented within Other current assets)	705	699
Cash, cash equivalents and restricted cash	$62,891	$76,284
Forward Purchase Agreement
On February 3, 2023, the Company entered into a Forward Purchase Agreement (“FPA”) with ACM ARRT H LLC (“ACM”). On the same date, ACM partially assigned its rights under the FPA to Vellar Opportunity Fund SPV LLC - Series 10 (“Vellar”). ACM and Vellar are together referred to as the “Purchasers.” Pursuant to the FPA, the Purchasers obtained 5,916,514 common shares (“Recycled Shares”) on the open market for approximately $10.16 per share (“Redemption Price”), and the purchase price of $60,096 was funded by the use of AMCI trust account proceeds as a partial prepayment (“Prepayment Amount”) for the FPA redemption 3 years from the date of the Business Combination (“Maturity Date”). The Maturity Date may be accelerated, at the Purchasers’ discretion, if the Company’s volume-weighted average share price is below $3.00 per share for any 50 trading days during a 60 day consecutive trading-day period or if the Company is delisted. The share price condition was met on July 1, 2024 (refer to Note 9 - Forward Purchase Agreement). On any date following the Business Combination, the Purchasers also have the option to early terminate the arrangement in whole or in part by providing optional early termination notice to the Company (the “Optional Early Termination”). For those shares early terminated (the “Terminated Shares”), the Purchasers will owe the Company an amount equal to the Terminated Shares times the Redemption Price, which may be reduced in the case of certain dilutive events (“Reset Price”).
At the Maturity Date, the Company is obligated to pay the Purchasers an amount equal to the product of (1) 7,500,000 less the number of Terminated Shares multiplied by (2) $2.00 (the “Maturity Consideration”), which under the FPA is payable at the Company’s option in cash or shares of common stock valued at the average daily VWAP Price (as defined in the FPA) over the 30 scheduled trading days ending on the Maturity Date. In addition to the Maturity Consideration, on the Maturity Date, the Company shall pay to the Purchasers an amount equal to the product of (x) 500,000 and (y) the Redemption Price, totaling $5,079 (the “Share Consideration”), which under the FPA is payable in cash. If the Purchasers were to utilize their Optional Early Termination to terminate the FPA early in its entirety, neither the Maturity Consideration nor the Share Consideration would be due to the Purchasers.
The Purchasers’ Optional Early Termination economically results in the prepaid forward contract being akin to a written put option with the Purchasers’ right to sell all or a portion of the 5,916,514 common shares to the Company. The Company is entitled over the 36-month maturity period to either a return of the prepayment or the underlying shares, which the Purchasers will determine at their sole discretion.
The FPA consists of three freestanding financial instruments which are accounted for as follows:
1) The total prepayment of $60,547 (“Prepayment Amount”), which is accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Recycled Shares and sale of shares to the Purchasers pursuant to a subscription agreement.
2) The “FPA Put Option” which includes both the in-substance written put option and the portion of the Maturity Consideration in excess of the Minimum Maturity Consideration (as defined below) (the “Variable Maturity Consideration”). The FPA Put Option is a derivative instrument the Company has recorded as a liability and measured at

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
fair value. The initial fair value of the FPA Put Option and subsequent changes in fair value of the FPA Put Option are recorded within Other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss.
3) The “Fixed Maturity Consideration,” which includes the minimum portion of the Maturity Consideration (the “Minimum Maturity Consideration”), calculated as (1) 7,500,000 less 5,916,514 multiplied by (2) $2.00 or $3,167, and the Share Consideration. Both the Minimum Maturity Consideration and the Share Consideration are considered to be free-standing debt instruments and as both will be paid on the same terms and at the same time, these are accounted for together. The Company has elected to measure these using the FVO under ASC 825, Financial Instruments (“ASC 825”). The Fixed Maturity Consideration is recorded as a long-term liability on the condensed consolidated balance sheets. The initial fair value of the Fixed Maturity Consideration and subsequent changes in fair value of the Fixed Maturity Consideration are recorded within Other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss.
The Company has filed suit against Vellar under the FPA. See Note 15 - Subsequent Events.
Revenue Recognition
The Company recognizes revenue from exchange transactions in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and grants from non-customers. The Company primarily earns revenue from services related to biorefining (formerly known as carbon capture and transformation) which includes feasibility studies and basic engineering design of commercial plants, licensing of technologies and sales of biocatalysts (microbes and media). The other two revenue streams are: (1) joint development and contract research activities to develop and optimize novel biocatalysts, related processes and technologies, and (2) supply of chemical building blocks for sustainable products produced using the Company’s proprietary technologies (referred to as CarbonSmart).
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
Biorefining
The Company provides feasibility studies and basic design and engineering services used for detailed design, procurement, and construction of commercial plants that utilize the Company’s technologies, along with the sale of microbes and media. The services provided are recognized as a performance obligation satisfied over time. Revenue is recognized using the cost-to-cost input method for certain engineering services, or the labor hours input method as performance obligations are satisfied. Revenue for the sale of microbes and media is at a point in time, depending on when control transfers to the customer.
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
Grants received to perform engineering services, including cost reimbursement agreements, are assessed to determine if the agreement should be accounted for as an exchange transaction or a contribution. An agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Contributions are recognized as grant revenue as the qualifying costs related to the grant are incurred.
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

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Research and Development
We expense as incurred costs associated with R&D activities other than those related to revenue agreements or those eligible for capitalization under applicable guidance.
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

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the warrant liability.
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company’s customers and grant providers from outside of the United States for the three months ended June 30, 2024 and 2023 was approximately 36% and 84%, respectively. Revenue generated from the Company’s customers and grant providers from outside of the United States for the six months ended June 30, 2024 and 2023 was approximately 43% and 75%, respectively.
As of June 30, 2024 and December 31, 2023, approximately 33% and 49%, respectively, of trade accounts receivable and unbilled accounts receivable were due from customers and grant providers located outside the United States. As of June 30, 2024 and December 31, 2023, the value of property, plant, and equipment outside the United States was immaterial.
The Company’s revenue by geographic region based on the contracting entities’ location is presented in Note 5 - Revenues.
Our largest contracting entities represent 10% or greater of revenue and were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	51%	6%	35%	8%
Customer B	17%	51%	15%	42%

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
The following table reconciles the elements of the Business Combination and PIPE financing to the condensed consolidated statements of cash flows for the period ended June 30, 2024:

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
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss for basic and diluted earnings per common share	$(27,799)	$(26,786)	$(53,307)	$(90,098)
Unpaid cumulative dividends on preferred stock	—	—	—	(4,117)
Net loss allocated to common shareholders	$(27,799)	$(26,786)	$(53,307)	(94,215)
Denominator:
Weighted-average shares used in calculating net loss per share, basic and diluted	197,746,569	195,537,601	197,360,539	156,472,730
Net loss per common share, basic and diluted(1)	$(0.14)	$(0.14)	$(0.27)	$(0.60)

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________________
(1)In periods in which the Company reports a net loss, all common stock equivalents are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share.
As of June 30, 2024 and 2023, common stock equivalents not included in the computation of loss per share because their effect would be antidilutive include the following:

	June 30,
	2024	2023
Options	19,072,207	17,423,238
RSUs	7,885,931	6,901,360
Brookfield SAFE	5,000,000	5,000,000
Warrants	16,657,686	16,657,686
Total	48,615,824	45,982,284
Note 5 — Revenues
Disaggregated Revenue
The following table presents disaggregated revenue in the following categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contract Types:
Licensing	$8,541	$815	$9,121	$1,369
Engineering and other services	5,122	8,878	9,578	14,678
Biorefining revenue	$13,663	$9,693	$18,699	$16,047

Joint development agreements	1,333	1,080	4,205	3,116
Contract research	1,441	1,137	2,914	2,393
Joint development and contract research revenue	$2,774	$2,217	$7,119	$5,509

CarbonSmart product	938	1,007	1,801	1,007

Total Revenue	$17,375	$12,917	$27,619	$22,563
The following table presents revenue from partners in collaborative arrangements and from grant contributions which are included in the table above as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from partners in collaborative agreements included in the Joint development agreements above	$1,329	$462	$3,552	$1,550
Revenue from grant contributions included in Engineering and other services above	2,997	6,646	4,153	9,713

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents disaggregation of the Company’s revenues by customer location for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
North America	$11,131	$2,314	$15,589	$6,547
Europe, Middle East, Africa (EMEA)	5,014	9,646	9,594	14,356
Asia	826	418	2,032	468
Australia	404	539	404	1,192
Total Revenue	$17,375	$12,917	$27,619	$22,563
Contract balances
The following table provides changes in contract assets and liabilities (in thousands):

	Current Contract Assets	Current Contract Liabilities	Non-current Contract Liabilities
Balance as of December 31, 2023	$28,238	$3,198	$8,233
Additions to unbilled accounts receivable	19,460	—	—
Increases due to consideration received	—	7,089	—
Unbilled accounts receivable recognized in trade receivables	(20,494)	—	—
Decrease on revaluation on currency	(109)	(1)	(162)
Reclassification from long-term to short-term	—	1,344	(1,344)
Reclassification to revenue as a result of performance obligations satisfied	—	(8,305)	—
Additions due to LanzaJet sublicense	—	2,687	1,343
Balance as of June 30, 2024	$27,095	$6,012	$8,070
The increase in contract assets was mostly due to unbilled accounts receivable resulting from revenue recorded under contracts with customers and grants where the Company performed engineering and other services, and primarily relates to contracts with government entities. As of June 30, 2024 and December 31, 2023 the Company had $8,162 and $11,157, respectively, of billed accounts receivable, net of allowance.
The overall increase in contract liabilities was primarily due to the recognition of the portion of payments in shares received in advance from LanzaJet for the remaining sublicensing performance obligation (refer to Note 6 - Investments for further details). The Company expects to recognize the amounts classified as current contract liabilities in revenue within one year or less and those classified as non-current within two to three years.
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
Remaining performance obligations consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Current	$6,012	$3,198
Non-current	8,070	8,233
Total	$14,082	$11,431

Note 6 — Investments

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
HTM Debt Securities
Held to maturity (“HTM”) debt securities are comprised of U.S. Treasury bills and notes, Yankee debt securities, and corporate debt securities. HTM debt securities are classified as short-term or long-term based upon the contractual maturity of the underlying investment.

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Accrued Interest
Short-term
Corporate debt securities	$12,890	$2	$(5)	$12,887	$146
Total debt securities due within a year	$12,890	$2	$(5)	$12,887	$146

Total HTM Debt Securities	$12,890	$2	$(5)	$12,887	$146

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Accrued Interest
Short-term
US Treasury bills and notes	$20,423	$6	$—	$20,429	$14
Corporate debt securities	21,736	14	(33)	21,717	209
Yankee debt securities	3,000	—	(8)	2,992	43
Total debt securities due within a year	$45,159	$20	$(41)	$45,138	$266

Total HTM Debt Securities	$45,159	$20	$(41)	$45,138	$266
The Company regularly reviews held-to-maturity securities for declines in fair values that are determined to be credit related. As of December 31, 2023 and June 30, 2024, the Company did not have an allowance for credit losses related to HTM securities.
Equity investments
The Company’s equity investments consisted of the following (in thousands):

	As of
	June 30, 2024	December 31, 2023
Equity Method Investment in LanzaJet	$16,592	$7,066
Equity Security Investment in SGLT	14,990	14,990
Total Investment	$31,582	$22,056
LanzaJet
On May 13, 2020, the Company contributed $15,000 in intellectual property in exchange for a 37.5% interest (“Original Interest”) of LanzaJet in connection with an investment agreement (“Investment Agreement”). The Company accounts for the transaction as a revenue transaction with a customer under ASC 606. The licensing and technical support services provided are recognized as a single combined performance obligation satisfied over the expected period of those services, beginning May 2020 through December 2025.
Under the LanzaJet Investment Agreement, LanzaTech has a right to receive up to an aggregate of 45,000,000 additional LanzaJet shares for no additional consideration if (i) certain other LanzaJet shareholders make additional investments for the funding of the development and operation of commercial facilities that would sublicense the relevant fuel production technology from LanzaJet, or (ii) a non-LanzaJet shareholder sublicenses the Company’s technology through collaboration with LanzaJet, and LanzaTech and the LanzaJet board of directors waive the requirement on a pro-rata basis.
On June 18, 2024, LanzaJet issued to LanzaTech 15,000,000 shares related to the sublicensing of the Company’s technology to a non-LanzaJet shareholder, as the first tranche of the additional consideration per the Investment

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Agreement. This was accounted for as revenue from contract modification with a cumulative catch-up, net of intra-entity profit elimination, and as an increase in our equity method investment in LanzaJet. As a result, LanzaTech’s ownership in LanzaJet increased to 37.01%.
During the three months ended June 30, 2024 and 2023, the Company recognized revenue from the Investment Agreement of $8,541 and $565 respectively, net of intra-entity profit elimination. During the six months ended June 30, 2024 and June 30, 2023, the Company recognized revenue from this arrangement of $9,121 and $1,119 respectively, net of intra-entity profit elimination and has associated deferred revenue of $8,062 and $5,375, as of June 30, 2024 and December 31, 2023, respectively. Net intra-entity profits related to this arrangement were $3,101 and $89 for the three months ended June 30, 2024 and 2023 and $3,193 and $206 for the six months ended June 30, 2024 and 2023, respectively. Intra-entity profits are amortized over a 15-year period through 2034.
In connection with the LanzaJet Note Purchase Agreement as described in Note 13 - Related Party Transactions, LanzaJet issued warrants that are exercisable for $0.01 by the holder when the related funds are drawn by LanzaJet. The warrants held by LanzaTech and other lenders meet the accounting criteria for in-substance common stock at the time the related note commitment is drawn by LanzaJet and the warrants become exercisable. LanzaTech committed proportionally fewer funds, and therefore received proportionally fewer warrants than the other investors. Accordingly, when warrants held by other investors become exercisable (and meet the criteria for in-substance common stock), LanzaTech’s ownership is diluted. The Company recorded gain on dilution of $0 and $502 in the three months ended June 30, 2024 and 2023 and $77 and $502 in the six months ended June 30, 2024 and 2023. LanzaTech’s ownership is subject to further dilution if LanzaJet draws additional funds committed in the LanzaJet Note Purchase Agreement and the remaining warrants are exercisable by the holders.
The carrying value of our equity method investment in LanzaJet as of June 30, 2024 and December 31, 2023 was approximately $2,800 less than our proportionate share of our equity method investees’ book values, for both periods. The basis differences are largely the result of a difference in the timing of recognition of variable consideration to which we are entitled in exchange for our contribution of intellectual property to LanzaJet as discussed above. The variable consideration we may receive will be in the form of additional ownership interests and the majority of the basis difference will be reversed in connection with recognition of that variable consideration.
In connection with a sublicense agreement to LanzaJet under our license agreement with Battelle Memorial Institute (“Battelle”), LanzaTech remains responsible for any failure by LanzaJet to pay royalties due to Battelle. The fair value of LanzaTech’s obligation under this guarantee was immaterial as of June 30, 2024 and December 31, 2023.
SGLT
On September 28, 2011, the Company contributed RMB 25,800 (approx. $4,000) in intellectual property in exchange for 30% of the registered capital of Beijing Shougang LanzaTech Technology Co., LTD (“SGLT”). Since then, the Company’s interest in SGLT’s registered capital decreased to approximately 9.31% as a result of the investment by new investors. The Company accounts for its investment in equity securities of SGLT using the alternative measurement principals as permitted under ASC 321, Investments - Equity Securities, because SGLT's fair value is not readily determinable. For the three and six months ended June 30, 2024 and 2023, there was no change in the recorded amount of the investment in SGLT.
As of June 30, 2024 and December 31, 2023, there were no impairments of equity investments. During the three and six months ended June 30, 2024 and 2023, the Company received no dividends from equity investments. See Note 13 - Related Party Transactions, for information on revenues, accounts receivable, contract assets and purchases and open accounts payable with its equity investments.
Note 7 — SAFE
Brookfield SAFE

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Brookfield SAFE has not yet converted as a qualifying financing has not yet occurred and no qualified project investments have been presented to Brookfield as of June 30, 2024. As of June 30, 2024 and December 31, 2023, the fair value of the Brookfield SAFE was $9,250 and $25,150 respectively and was recorded within Brookfield SAFE liability on the condensed consolidated balance sheets.
Brookfield Framework Agreement
On October 2, 2022, LanzaTech entered into a framework agreement with Brookfield (the “Brookfield Framework Agreement”). Under such agreement, LanzaTech agreed to exclusively offer Brookfield the opportunity to acquire or invest in certain projects to construct commercial production facilities employing carbon capture and transformation technology in the U.S., the European Union, the United Kingdom, Canada or Mexico for which LanzaTech is solely or jointly responsible for obtaining or providing equity financing, subject to certain exceptions. LanzaTech agreed to present Brookfield with projects that over the term of the agreement require equity funding of at least $500,000 in the aggregate. With respect to projects acquired by Brookfield, LanzaTech is entitled to a percentage of free cash flow generated by such projects determined in accordance with a hurdle-based return waterfall. Brookfield has no obligation under the Brookfield Framework Agreement to invest in any of the projects. There have been no investments in projects as of June 30, 2024 or 2023.
Note 8 — Stockholders' equity
At-the-Market (“ATM”) Program
On May 9, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) and a Terms Agreement (the “Terms Agreement” and, together with the Sales Agreement, the “ATM Agreements”) with B. Riley Securities, Inc. (“B.Riley Securities”) pursuant to which the Company may, from time to time, offer and sell through or to B. Riley Securities, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $100,000. The shares to be sold pursuant to the ATM Agreements must be registered under an effective registration statement on Form S-3 prior to sale.
Sales of common stock under the ATM Agreements, if any, may be made by any method that is deemed an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The shares sold in this offering, if any, will be offered through or to B. Riley Securities, acting as agent in connection with agency transactions or as principal in connection with any principal transactions. Pursuant to the Terms Agreement, the Company will have the right, but not the obligation, from time to time at its sole discretion, for as long as the Sales Agreement remains effective, to direct B. Riley Securities on any trading day to act on a principal basis and purchase up to $180 per day, up to $900 per week, and up to $40,000 per twelve-month period, subject to any applicable limitations pursuant to the rules and regulations of The Nasdaq Stock Market, LLC (the aggregate amount so purchased by B. Riley Securities under the Terms Agreement, the “Commitment”), which Commitment will be included within the aggregate offering price of up to $100,000 of Common Stock sold pursuant to the ATM Agreements; provided, however, that only one principal sale may be requested per day unless otherwise agreed to by B. Riley Securities.

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Sales Agreement may be terminated by either B. Riley Securities or the Company, as permitted therein. The Sales Agreement will automatically terminate upon the sale of all of the Shares subject to the Sales Agreement. As of June 30, 2024, LanzaTech has not sold any shares through the ATM Agreements.
Shortfall Warrants
On March 27, 2023, the Company issued an aggregate of 2,073,486 warrants to ACM and 2,010,000 warrants to Vellar pursuant to the Forward Purchase Agreement (collectively, the “Shortfall Warrants”). Each Shortfall Warrant entitles the registered holder to purchase one share of common stock at a price of $10.00 per share, subject to adjustment in the event that the Company sells, grants or otherwise issues common stock or common stock equivalents at an effective price less than the then current exercise price of the Shortfall Warrants, at any time commencing on or after March 27, 2023. A holder of a Shortfall Warrant may exercise such warrants on a cashless basis. The Shortfall Warrants expire on the fifth anniversary of their issuance. On the issuance date, the Shortfall Warrants met the definition of a derivative but did not qualify for the exception from derivative accounting under the indexation guidance and therefore met the criteria for liability classification under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”). On May 13, 2023, the Company amended the Shortfall Warrant agreement. Under the amended agreement, the Shortfall Warrants meet the requirements for equity classification under ASC 815-40. Consequently, the Company recorded a gain of $2,042 as of the date of the amendment to reflect the fair value of $3,063 at the date of the amendment through Other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss and reclassified the Shortfall Warrants to Additional paid-in capital on the condensed consolidated balance sheets.
Public Warrants and Private Placement Warrants
As part of AMCI’s initial public offering (“IPO”), AMCI issued warrants to third-party investors. Each public warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, AMCI completed the private sale of warrants. Each private sale warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. Additionally, prior to the consummation of the Business Combination, AMCI issued warrants for the settlement of a working capital loan. The working capital warrants have the same terms as the private sale of warrants issued at the IPO. Warrants sold in the private sale at the IPO and the warrants issued to convert the working capital loan are collectively referred to as the “Private Placement Warrants”. On the Closing Date and as of June 30, 2024, 7,499,924 Public Warrants and 4,774,276 Private Placement Warrants remained outstanding.
These warrants expire on the fifth anniversary of the Business Combination or earlier upon redemption or liquidation and became exercisable 30 days after the Business Combination.
The Company may redeem the outstanding Public Warrants:
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

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by LanzaTech in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis.
The Public Warrants and Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognized the warrant instruments as liabilities at fair value as of the Closing Date, with an offsetting entry to Additional paid-in capital and adjusts the carrying value of the instruments to fair value through Other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss at each reporting period until they are exercised. The Public Warrants and Private Placement Warrants are presented within Warrants on the condensed consolidated balance sheets.
Note 9 — Forward Purchase Agreement
The FPA consists of the Prepayment Amount, the FPA Put Option and the Fixed Maturity Consideration. The Prepayment Amount of $60,547 is presented as a reduction to Additional paid-in capital in our condensed consolidated balance sheets. The value of the FPA Put Option represents the economics of the written put option, inclusive of the Variable Maturity Consideration, and is valued at $60,503 as of June 30, 2024.
The Fixed Maturity Consideration is valued at $8,246 as of June 30, 2024. This represents the fair value of the Share Consideration and Fixed Maturity Consideration and is measured in accordance with the FVO.
Expensed transaction costs, representing the stock acquisition fees, in the amount of $451 were recorded in Other (expense) income, net on the condensed consolidated statements of operations and comprehensive loss in the six months ended June 30, 2023.
The Company’s volume-weighted average share price was below $3.00 per share for 50 trading days during the 60 day consecutive trading period ended on July 1, 2024. The Company has filed suit against Vellar under the FPA. For additional details, refer to Note 15 - Subsequent Events.

Note 10 — Fair Value
The following table presents the Company’s fair value hierarchy for its assets and liabilities measured at fair value as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurement as of
	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$31,440	$—	$—	$31,440
Total assets	$31,440	$—	$—	$31,440

Liabilities:
FPA Put Option liability	$—	$—	$60,503	$60,503
Fixed Maturity Consideration	—	—	8,246	8,246
Brookfield SAFE liability	—	—	9,250	9,250
Private placement warrants	—	—	1,766	1,766
Public warrants	1,426	—	—	1,426
Total liabilities	$1,426	$—	$79,765	$81,191

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurement as of
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$28,058	$—	$—	$28,058

Liabilities:
FPA Put Option liability	—	—	37,523	37,523
Fixed Maturity Consideration	—	—	7,228	7,228
Brookfield SAFE liability	—	—	25,150	25,150
Private placement warrants	—	—	3,915	3,915
Public warrants	3,699	—	—	3,699
Total Liabilities	$3,699	$—	$73,816	$77,515
Forward Purchase Agreement
The fair value upon issuance of the FPA (both the FPA Put Option liability and Fixed Maturity Consideration) and subsequent changes in fair value are included in Other (expense) income, net in the condensed consolidated statements of operations and comprehensive loss in the corresponding period.
The fair value of the FPA was estimated using a Monte-Carlo Simulation in a risk-neutral framework through March 31, 2024. Because the stock price already traded below the threshold of $3.00 per share for 49 days out of 50 trading days during a 60-day consecutive trading-day period, management determined that estimating the fair value of the FPA using an accelerated Maturity Date is more appropriate. As such, the model calculated the value of the in-substance written put option and the portion of the Maturity Consideration in excess of the Fixed Maturity Consideration as if the Early Termination Option is exercised on June 30, 2024. The in-substance written put option was calculated as the repurchase of the Recycled Shares at the Share Price minus the Company’s share price as of June 30, 2024. The Maturity Consideration was calculated as 7,500,000 multiplied by $2.00 or $15,000, which included the Fixed Maturity Consideration calculated as 7,500,000 less the Terminated Shares multiplied by $2.00, or $3,167. Management compared this calculation to the valuation using the prior methodology based on a Monte-Carlo Simulation in a risk-neutral framework, and concluded the difference was not material.
The following table represents the inputs used in calculating the fair value of the prepaid forward contract and the Fixed Maturity Consideration as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Stock price	$1.85	$5.03
Term (in years)	0	2.11
Expected volatility	N/A	50.0%
Risk-free interest rate	N/A	4.16%
Expected dividend yield	—%	—%
The Company has filed suit against Vellar under the FPA. See Note 15 - Subsequent Events.
Brookfield SAFE
The Brookfield SAFE is legal form debt that the Company has elected to measure using the FVO under ASC 825. As of June 30, 2024, no part of the Brookfield SAFE has converted to Company common shares as no qualifying projects have been presented to Brookfield yet. There were no cash flows associated with the Brookfield SAFE in the three months ended June 30, 2024.
As of June 30, 2024, the Company expects to present sufficient projects to Brookfield to result in the Brookfield SAFE being automatically converted into shares. Since the liquidity price was set at the Business Combination, the number of shares that Brookfield receives is fixed. Based on this expectation, the value of the Brookfield SAFE is equal to the

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Brookfield SAFE's as-converted value, which is the initial purchase amount, divided by the liquidity price, multiplied by the stock price, resulting in an estimated fair value of $9,250 recorded on the condensed consolidated balance sheet.
Significant inputs for Level 3 Brookfield SAFE measurement at June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Initial purchase amount	$50,000	$50,000
Liquidity price	$10.00	$10.00
Stock price	$1.85	$5.03
Public Warrants and Private Placement Warrants
For the Public Warrants, the Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value. Changes in fair value are recorded in Other (expense) income, net within the condensed consolidated statements of operations and comprehensive loss. The company recognized decreases in the fair value of the liability of $2,273 and $600 during the six months ended June 30, 2024 and 2023, respectively.
The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. For the six months ended June 30, 2024, the Company recognized a decrease in the fair value of $2,148. For the six months ended June 30, 2023, the Company recognized an increase in the fair value of liabilities of approximately $3,199. Changes in fair value are recorded on the condensed consolidated statements of operations and comprehensive loss within Other (expense) income, net.
The following table represents the weighted average inputs used in calculating the fair value of the Private Placement Warrants outstanding as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Stock price	$1.85	$5.03
Exercise price	$11.50	$11.50
Term (in years)	3.61	4.11
Expected volatility	80.0%	45.0%
Risk-free interest rate	4.46%	3.92%
Expected dividend yield	—%	—%
The following tables represent reconciliations of the fair value measurements of the assets and liabilities using significant unobservable inputs (Level 3) (in thousands):

	FPA Put Option	Fixed Maturity Consideration	Brookfield SAFE	Private placement warrants
Balance as of January 1, 2024	$(37,523)	$(7,228)	$(25,150)	$(3,914)
(Loss) gain recognized in other expense, net on the condensed consolidated statement of operations and comprehensive loss	(22,980)	(1,018)	15,900	2,148
Balance as of June 30, 2024	$(60,503)	$(8,246)	$(9,250)	$(1,766)

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	FPA Put Option	Fixed Maturity Consideration	Shortfall Warrants	Warrants on Preferred Shares	AM SAFE liability	AM SAFE warrant	Brookfield SAFE	Private placement warrants
Balance as of January 1, 2023	$—	$—	$—	$(2,119)	$(28,986)	$(1,989)	$(50,000)	$—
Recognized as a result of the Business Combination	—	—	—	—	—	—	—	(2,148)
(Loss) gain recognized in other expense, net on the consolidated statement of operations and comprehensive loss	(26,743)	(6,737)	(3,063)	(3,770)	(744)	189	15,850	(3,199)
Conversion of warrants to preferred shares	—	—	—	5,889	—	—	—	—
Conversion of SAFE liability to equity classification	—	—	—	—	29,730	—	—	—
Reclassification of warrant to equity	—	—	3,063	—	—	1,800	—	—
Balance as of June 30, 2023	$(26,743)	$(6,737)	$—	$—	$—	$—	$(34,150)	$(5,347)

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 11 — Income Taxes
The Company is subject to federal and state income taxes in the United States, as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely. The Company and its foreign subsidiaries have historically been loss generating entities that have resulted in no excess earnings to consider for repatriation and accordingly there are no deferred income taxes recognized for the three and six months ended June 30, 2024 and 2023.
The Company recorded an income tax expense of $0 for the three and six months ended June 30, 2024 and 2023, representing an effective tax rate of 0%. The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in the three and six months ended June 30, 2024 and 2023 is primarily due to a full valuation allowance related to the Company's U.S. and foreign deferred tax assets. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.
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
A summary of the unvested time-based and market-based equity-classified RSUs are presented in the following table:

	Time-based RSUs		Market-based RSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
January 1, 2024	3,155	3.51	3,930	$1.69
Granted	2,279	3.08	—	—
Vested	(1,052)	3.44	—	—
Cancelled/forfeited	(242)	3.35	(183)	1.61
June 30, 2024	4,140	3.30	3,747	$1.70
The Company recorded compensation expense related to the time-based RSUs of $1,550 and $1,222 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded compensation expense of $2,341 and $1,222 for the six months ended June 30, 2024 and 2023, respectively. Unrecognized compensation costs as of June 30, 2024 were $11,788 and will be recognized over a weighted average of 2.16 years.
The Company recorded compensation expense related to the market-based RSUs of $387 and $1,455 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded compensation expense related to the market-based RSUs of $1,114 and $1,455 for the six months ended June 30, 2024 and 2023, respectively. Unrecognized compensation costs as of June 30, 2024 were 1,788 and will be recognized over a weighted average of 1.29 years.
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

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock option awards outstanding as of June 30, 2024 and changes during the period ended June 30, 2024 were as follows:

	Shares subject to option (thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2024	16,412	$1.96
Vested and expecting to vest at January 1, 2024	16,412	1.96
Exercisable at January 1, 2024	10,869	1.49
Granted	3,254	3.10
Exercised	(186)	1.46
Cancelled/forfeited	(408)	3.41
Outstanding at June 30, 2024	19,072	$2.13	6.12	$6,403
Vested and expecting to vest at June 30, 2024	19,072	2.13	6.12	6,403
Exercisable at June 30, 2024	12,638	$1.69	4.75	$5,707
The Company recorded compensation expense related to the options of $1,735 and $2,445 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded compensation expense related to the options of $2,842 and $3,209 for the six months ended June 30, 2024 and 2023, respectively. Unrecognized compensation costs as of June 30, 2024 were $11,981 and will be recognized over a weighted average of 2.18 years.
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
The Business Combination constituted a “liquidity event” which caused the vesting of all such outstanding, unvested RSAs. The vesting of the RSAs resulted in compensation expense of $2,741 for the six months ended June 30, 2023. In connection with the vesting of these RSAs, certain holders of the RSAs surrendered 771,141 shares in a withhold to cover transaction to fund the payment of applicable tax withholding on their behalf by the Company. This resulted in a total cash payment of $7,650 by the Company to the Internal Revenue Service for the applicable tax withholding associated with this vesting event.
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

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 13 — Related Party Transactions
As of June 30, 2024 and December 31, 2023, the Company has an equity ownership in LanzaJet and SGLT (see Note 6 - Investments for further details). The table below summarizes amounts related to transactions with these related parties (in thousands):

	As of
	June 30, 2024	December 31, 2023
Accounts receivable	$2,447	$2,190
Contract Assets	300	659
Notes receivable	5,610	5,436
Accounts payable	157	582
The following table presents revenue from related parties per disaggregated revenue categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from related parties, included within Licensing	$8,541	$815	$9,121	$1,369
Revenue from related parties, included within Engineering and other services	332	261	660	680
The main transactions with related parties are described below:
LanzaJet
The Company and LanzaJet have entered into a master service agreement defining the terms when LanzaJet is a subcontractor for some of the Company’s projects, and conversely, when the Company is a subcontractor for LanzaJet’s projects. The accounts payable balance is for work that LanzaJet performed as a subcontractor to the Company.
In connection with the formation of LanzaJet, the Company entered into a transition services agreement with LanzaJet, refer to Note 6 - Investments, for more information. The transition services agreement generally sets out the respective rights, responsibilities and obligations of the Company and LanzaJet with respect to R&D services, access to office and laboratory space, business development and other administrative support services. The transition services agreement may be terminated by mutual consent of the Company and LanzaJet, by LanzaJet at any time, and by the Company upon breach or non-payment by LanzaJet. There are no substantive termination penalties in the event the Company terminates. For the three months ended June 30, 2024 and 2023, the company recognized revenue of approximately $56 and $67, respectively, under the transition services agreement. For the six months ended June 30, 2024 and 2023, the Company recognized revenue from related parties of approximately $87 and $112, respectively, under the transition services agreement.
In addition to the licensing and sublicensing of its intellectual property, pursuant to the Investment Agreement as described in Note 6 - Investments, the Company provides certain engineering and other services related to a gas-to-jet demonstration plant currently in development by LanzaJet and other projects whereby LanzaJet is the customer. The Company recognized revenue of $17 and $102, respectively, for the three months ended June 30,

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2024 and 2023 The Company recognized revenue of $29 and $440 for the six months ended June 30, 2024 and 2023.
In December 2023, LanzaTech sold LanzaJet the right to utilize some of LanzaTech’s completed engineering work as a basis for future LanzaJet projects. The Company recognized $57 and $115 in deferred profit for the three and six months ended June 30, 2024.
LanzaJet Note Purchase Agreement
On November 9, 2022, the Company and the other LanzaJet shareholders entered into a Note Purchase Agreement (the “Note Purchase Agreement”), pursuant to which LanzaJet Freedom Pines Fuels LLC (“FPF”), a wholly owned subsidiary of LanzaJet, will issue, from time to time, notes in an aggregate principal amount of up to $147,000 (the “Notes”), comprised of approximately $113,500 aggregate principal amount of 6.00% Senior Secured Notes maturing December 31, 2043 and $33,500 aggregate principal amount of 6.00% Subordinated Secured Notes maturing December 31, 2043. The Company committed to purchase $5,500 of Subordinated Secured Notes, which was funded on May 1, 2023. The Senior Secured Notes are secured by a security interest over substantially all assets of FPF, and both the Senior Secured Notes and the Subordinated Secured Notes are secured by a security interest over the intellectual property owned or in-licensed by LanzaJet.
Each purchaser of Notes under the Note Purchase Agreement also received a warrant for the right to purchase 575,000 shares of common stock of LanzaJet for each $10,000 of Notes purchased by such purchaser for an exercise price of $0.01 per share. The warrants are exercisable when the related loan commitment is funded, and may be exercised until the earlier of the third anniversary following the date the holder’s loan commitment is fully funded, or the end of the availability period as defined in the Note Purchase Agreement if the commitment has not been fully funded. In the case of the Company, LanzaTech received warrants to purchase 316,250 shares of common stock of LanzaJet, which became exercisable by the Company when the note was funded on May 1, 2023. The Company exercised the warrants in January 2024. Upon funding of the Notes, the warrants meet the accounting criteria to be considered in-substance common stock, and are accounted for as part of the equity-method investment. Refer to Note 6 - Investments.
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
SGLT
The Company supplies SGLT with certain water-soluble organic compounds required in the Company's proprietary gas fermentation process, small-size equipment and consulting services. For the three months ended June 30, 2024 and 2023, the Company recognized revenue of approximately $0 and $75, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized revenue of approximately $51 and $75, respectively. The Company also provided engineering services and incurred costs of $270 and $164 for the three months ended June 30, 2024 and 2023, and provided engineering services and incurred costs of $455 and $414 for the six months ended June 30, 2024 and 2023, respectively.
Additionally, LanzaTech and SGLT entered into a license agreement in 2019, subsequently amended in August 2023, to provide SGLT with the right to sublicense the intellectual property that LanzaTech previously licensed to SGLT. In exchange, the Company is entitled to receive fixed licensing consideration, calculated as a percentage of the maximum amount of royalties owed to SGLT from its sublicenses. Prior to June 2023, the Company was only entitled to royalties from SGLT, if SGLT received sublicense royalty payments. For the three and six months ended June 30, 2024, the Company did not recognize any sublicensing revenue. For the three and six months ended June 30, 2023, the Company recognized sublicensing revenues of $249 and $249, respectively.

Note 14 — Commitments and Contingencies

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Litigation
The Company may be involved in legal proceedings and exposed to potential claims in the normal course of business. As of June 30, 2024 and December 31, 2023, the Company does not have any reasonably possible or probable losses from such claims. The Company has filed suit against Vellar under the FPA. See Note 15 - Subsequent Events.
Commitments
In November 2022, the Company entered into a lease for real estate to expand its headquarters in Skokie, Illinois. The lease was subsequently amended in December 2023. The lease contains multiple lease components, and the commencement date for one lease component will occur in October 2024. Accordingly, for this lease component where the lease has not commenced, there are no right-of-use assets or lease liabilities recorded on the condensed consolidated balance sheets as of June 30, 2024. Total lease payments through 2036 for this lease component are expected to be $136.

Note 15 — Subsequent Events
The Company has evaluated events occurring subsequent to June 30, 2024 through August 8, 2024, the date the condensed consolidated financial statements were issued, and has identified the following:
Vellar lawsuit
In relation to the FPA, the Company’s volume-weighted average share price was below $3.00 per share for 50 trading days during the 60 day consecutive trading period ended on July 1, 2024 (the “VWAP Trigger Event”). On July 22, 2024, Vellar (one of the Purchasers) notified the Company of such VWAP Trigger Event, purporting to accelerate the Maturity Date of its portion of the Recycled Shares (i.e., 2,990,000 common shares) to July 22, 2024. Vellar asserts that it is entitled to: (i) the Maturity Consideration of $7,500 (payable at the Company’s option in cash or shares of common stock valued at the average daily VWAP Price (as defined in the FPA) over 30 scheduled trading days ending on the accelerated Maturity Date of July 22, 2024 of $1.91 per share) and (ii) a Share Consideration of $2,539, payable in cash each due and payable on July 24, 2024. On July 25, 2024 the Company received a notice from Vellar pursuant to the FPA, stating that the Company is in default of its payment obligations. On July 30, 2024, the Company received a notice of an event of default under the FPA from Vellar that (i) designated such date as the early termination date of the FPA and (ii) purports to result in an early termination cash payment of $4,164 becoming due to Vellar (equating to the sum of the Maturity Consideration and the Share Consideration minus the VWAP Price (as defined in the FPA) (as of July 29, 2024) of Vellar’s portion of the Recycled Shares).
On July 24, 2024, LanzaTech filed suit against Vellar, primarily in connection with Vellar’s sale of Recycled Shares, which LanzaTech alleges are in breach of the FPA’s requirement that Recycled Shares be held in a bankruptcy remote special purpose vehicle for the benefit of the Company unless the sale is noticed to the Company as part of an early termination, which Vellar has not done. In the event of a sale of Recycled Shares subject to an optional early termination, the Company is entitled to receive approximately $10.16 for each share sold (see Note 2 - Summary of Significant Accounting Policies). LanzaTech believes that Vellar’s notice of the VWAP Trigger Event and consequently, its notice of an event of default, is not valid and accordingly, that no payments are owed to Vellar in connection with the purported acceleration of the Maturity Date or early termination of the FPA. The Company intends to vigorously pursue its claims against Vellar.
Convertible Notes
On August 5, 2024, the Company entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell and issue to the Investor and other purchasers in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $150,000 of Convertible Notes (the “Convertible Notes”). As

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
of August 6, 2024, we issued and sold $40,150 of Convertible Notes to the Investor pursuant to the Convertible Note Purchase Agreement. The gross proceeds from the initial closing are approximately $40,000, before deducting estimated offering expenses.
The Convertible Notes bear interest at a fixed rate of 8.00% per annum, which interest will be added to the outstanding principal amount of the Convertible Notes on the last day of the applicable interest period (beginning on the date of issuance of the applicable Convertible Note and ending on and including the earlier of (x) the anniversary date of such issuance and (y) the maturity date, the “Interest Period”); provided, however, that the Company is permitted to pay all interest payable during an Interest Period in cash pursuant to prior written notice to the Convertible Note holder.
The Convertible Notes will mature on August 6, 2029 (the “Maturity Date”), unless earlier redeemed or converted in accordance with their terms. The Convertible Notes are subject to mandatory conversion for shares of the Company’s common stock, par value $0.0001 per share, upon the completion by the Company of an equity financing prior to the Maturity Date that results in the Company receiving minimum gross proceeds in an amount that is equal to the greater of (i) $40,000 and (ii) 50% of the total principal amount under the outstanding Convertible Notes immediately following the final closing under the Convertible Note Purchase Agreement (a “Qualified Equity Financing”) at a conversion price equal to the lower of (i) the lowest per-share selling price per share in the Qualified Equity Financing, less a 10% discount and (ii) the Valuation Cap (as defined below). The Convertible Notes are convertible at the option of the holders upon the completion by the Company of an equity financing prior to the Maturity Date that does not meet the definition of a Qualified Equity Financing (a “Non-Qualified Equity Financing”) at a conversion price equal to the lower of (i) the lowest per-share selling price in the Non-Qualified Equity Financing and (ii) the Valuation Cap. The Convertible Notes are also convertible at the option of the holders any time prior to the Maturity Date at a conversion price equal to the Valuation Cap. The “Valuation Cap” is defined as, (i) with respect to any conversion of a Convertible Note issued at the initial closing under the Convertible Note Purchase Agreement, the price per share equal $1.52 (which, in the event that the Company has not, within 60 days of the initial closing under the Convertible Note Purchase Agreement, issued Convertible Notes having an aggregate principal amount of at least $80,000, will be adjusted to $1.25 per share), and (ii) with respect to a Convertible Note issued at any closing subsequent to the initial closing under the Convertible Note Purchase Agreement, the price per share equal to the greater of (a) $1.56 and (b) the closing price per share of the Company’s common stock on the date prior to such closing. The Valuation Cap is subject to adjustment based on the Company’s holdings in LanzaJet, Inc., and the conversion price in all cases is subject to adjustment for stock splits, reclassifications, redesignations, subdivisions, recapitalizations, and dividends.
The Convertible Notes contain provisions that preclude conversion if such conversion would result in the issuance of more than 19.9% of the Company’s currently outstanding common stock in the aggregate or in a change of control under Nasdaq marketplace rules, prior to obtaining stockholder approval. Prior to such stockholder approval, a holder may not convert its Convertible Note if the holder, together with its affiliates, would beneficially own more than 19.9% of the number of shares of the Company’s outstanding common stock immediately after giving effect to such exercise. The Company has agreed to use its reasonable best efforts to obtain the required stockholder approvals at a special meeting of its stockholders, to be held no later than 60 days following the date of the initial closing under the Convertible Note Purchase Agreement, subject to certain exceptions.
The Convertible Notes may not be prepaid or redeemed by the Company, either in whole or in part, without the consent of the holders of the Convertible Notes representing a majority of the principal amount of all of the Convertible Notes then outstanding (the “Requisite Holders”), provided that the Company may redeem and prepay all then-outstanding Convertible Notes without such consent of the Requisite Holders (i) until August 6, 2025, in an amount equal to one and one half times the redeemed principal amount on the Convertible Notes; (ii) between August 7, 2025 and August 6, 2027, in an amount equal to two times the redeemed principal amount; and (iii) after August 6, 2027, in an amount equal to three times the redeemed principal amount; in all such cases, any and all accrued and unpaid interest on the Convertible Notes to be deemed to have been repaid in connection with the redemption.
We continue to seek additional financing under the Convertible Note Purchase Agreement from certain institutional accredited investors with whom we have a preexisting substantive relationship. We currently have no

LANZATECH GLOBAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
commitments from any such investors to participate in the Private Placement or any other financing. There can be no assurance that we will be successful in our effort to secure additional financing in amounts and on terms acceptable to us.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our interim condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report, and our audited consolidated financial statements and related notes included in the Company’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2024. This discussion and analysis may contain forward-looking statements based upon current beliefs, plans and expectations that involve risks, uncertainties, and assumptions, including, but not limited to, risks and uncertainties discussed under the heading ‘Cautionary Note on Forward-Looking Statements,’ and in Part II, Item IA “Risk Factors” in this Quarterly Report and in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K. In this section, unless otherwise indicated or the context otherwise requires, references in this section to “LanzaTech,” the “Company,” “we,” “us,” “our” and other similar terms refer to LanzaTech Global, Inc. and its consolidated subsidiaries, including LanzaTech NZ, Inc. and its consolidated subsidiaries subsequent to the Business Combination and LanzaTech NZ, Inc. and its consolidated subsidiaries prior to the Business Combination. References to “AMCI” refer to AMCI Acquisition Corp. II prior to the Business Combination.
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
LanzaTech primarily employs a licensing business model whereby our customers build, own and operate facilities that use our technology, and in return, we are paid a royalty fee based on the revenue generated from the use of our technology. We began operations in 2005. In 2018, through our joint venture with Shougang LanzaTech (also referred as “SGLT” herein), we established the world’s first commercial waste gas-to-ethanol plant in China, followed by five more plants between 2021 and 2023 - three in China, one in India, and one in Belgium with others currently in development in various countries around the world. We also perform research and development (“R&D”) services related to novel technologies and development of biocatalysts for commercial applications, mainly to produce fuels and chemicals. Recently, the Company and LanzaJet launched CirculAir™, a new joint offering and end-to-end solution utilizing LanzaTech’s gas fermentation technology in conjunction with LanzaJet’s ATJ platform to produce sustainable aviation fuel and renewable diesel from a wide range of waste feedstocks.
We have not achieved operating profitability since our formation. Our net losses after tax were $(53.3) million for the six months ended June 30, 2024 and $(90.1) million for the same period in 2023. As of June 30, 2024 we had accumulated deficit of $(885.2) million compared to an accumulated deficit of $(831.9) million as of December 31, 2023. We anticipate that we will continue to incur losses until we sufficiently commercialize our technology.
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
Key Financial Metrics:
The key elements of LanzaTech’s performance for the three months ended June 30, 2024 and June 30, 2023 are summarized in the tables below:

	Three Months Ended June 30,		Change
(In thousands, except for percentages)	2024	2023	2024 vs. 2023
GAAP Measures:
Revenue	$17,375	$12,917	$4,458	35%
Net Loss	(27,799)	(26,786)	(1,013)	4%
Key Performance Indicators:
One-Time Revenue	8,834	11,459	(2,625)	(23)%
Recurring Revenue (1)	8,541	1,458	7,083	486%
Total Revenue	$17,375	$12,917	$4,458	35%
Cost of Revenues (ex. Depreciation) (2)	(5,491)	(10,827)	5,336	(49)%
Selling, general & administrative	(11,747)	(12,452)	705	(6)%
Adjusted EBITDA (3)	$(17,752)	$(23,823)	$6,071	(25)%
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

Key Financial Metrics:
The key elements of LanzaTech’s performance for the six months ended June 30, 2024 and June 30, 2023 are summarized in the tables below:

	Six Months Ended June 30,		Change
(In thousands, except for percentages)	2024	2023	2024 vs. 2023
GAAP Measures:
Revenue	$27,619	$22,563	$5,056	22%
Net Loss	(53,307)	(90,098)	36,791	(41)%
Key Performance Indicators:
One-Time Revenue	18,517	20,348	(1,831)	(9)%
Recurring Revenue (1)	9,102	2,215	6,887	311%
Total Revenue	$27,619	$22,563	$5,056	22%
Cost of Revenues (ex. Depreciation) (2)	(12,261)	(18,617)	6,356	(34)%
Selling, general & administrative	(22,784)	(29,287)	6,503	(22)%
Adjusted EBITDA (3)	$(39,901)	$(47,336)	$7,435	(16)%
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

Key Non-Financial Metrics:

(in thousands of tonnes per annum)
Capacity as of June 30, 2023	150
Additions	158
Capacity as of June 30, 2024	308
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
Revenues
We earn revenue through engineering and other services contracts, U.S. and foreign government contracts, joint development agreements, and licensing agreements, which, together, represent a single operating segment. Revenues can be viewed as a combination of the following:
•Biorefining which includes feasibility studies and engineering services for basic design, procurement and construction of commercial plants utilizing our technologies, and licensing of intellectual property and software when customers deploy our biorefining technology;
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

Results of Operations — Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes. The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
(In thousands, except for per share amounts)
Total revenue	$17,375	$12,917	$4,458	35%
Cost of revenue (exclusive of depreciation shown below)	(5,491)	(10,827)	5,336	(49)%
Operating expenses:
Research and development	(21,481)	(18,908)	(2,573)	14%
Depreciation expense	(1,458)	(1,348)	(110)	8%
Selling, general and administrative expense	(11,747)	(12,452)	705	(6)%
Total operating expenses	(34,686)	(32,708)	(1,978)	6%

Loss from operations	(22,802)	(30,618)	7,816	(26)%
Interest income, net	513	$1,701	(1,188)	(70)%
Other income (expense), net	(3,791)	$2,001	(5,792)	(289)%
Total other income (expense), net	(3,278)	3,702	(6,980)	N/M
Loss before income taxes	(26,080)	(26,916)	836	(3)%
Loss from equity method investees, net	(1,719)	130	(1,849)	(1422)%
Net loss	$(27,799)	$(26,786)	$(1,013)	4%
Other comprehensive loss:
Foreign currency translation adjustments	(191)	96	(287)	299%
Comprehensive loss	$(27,990)	$(26,690)	$(1,300)	5%

Net loss per share - basic and diluted	$(0.14)	$(0.14)
Weighted-average number of common shares outstanding - basic and diluted	197,746,569	195,537,601
Revenue
Total revenue increased $4.5 million, or 35%, in the three months ended June 30, 2024, compared to the same period in 2023. The increase was primarily driven by $7.8 million in revenue related to the 15 million incremental share consideration received from LanzaJet for their sublicensing of our technology. Joint development agreements, and other contract research also increased $0.3 million each. Engineering and other services decreased $(3.8) million net, including a $(5.3) million decrease from contracts with existing customers and government entities whose projects moved to the next phase of development, offset by a $1.5 million increase from contracts with new customers. Revenue from the sale of CarbonSmart products decreased by $(0.1) million.
Cost of Revenue
Cost of revenue decreased $(5.3) million, or (49)%, in the three months ended June 30, 2024, compared to the same period in 2023. Cost of sales for engineering and other services decreased $(5.5) million for contracts with existing customers and government entities, which was offset by $0.3 million increase in cost of revenue for joint development agreement and other contract research. Costs of sales for CarbonSmart products decreased $(0.1) million.
Research and Development
R&D expense increased $2.6 million, or 14%, in the three months ended June 30, 2024 compared to the same period in 2023, primarily due to an increase of $4.1 million in external R&D services related to project development costs that are not currently eligible for capitalization and $0.3 million in consumables and facilities expenses. Personnel and contractors expenses related to R&D projects decreased $(1.8) million in the quarter.
Selling, General and Administrative Expense
SG&A expense decreased $(0.7) million, or (6)%, in the three months ended June 30, 2024 compared to the same period in 2023. This was primarily due to recoveries from prior bad debt expense of $(0.7) million, and decrease in professional fees of $(0.4) million. This decrease was offset by an increase of $0.4 million in personnel expenses and contractors to support growth.
Interest income, net
Interest income, net decreased $(1.2) million in the three months ended June 30, 2024 compared to the same period in 2023. The decrease is attributable to lower interest earned on smaller cash balances held in savings, money market, and investment accounts, as well as the reversal of the discount accretion on the FPA.
Other Income (Expense), Net
Other income (expense), net decreased $5.8 million in the three months ended June 30, 2024, compared to the same period in 2023, which was primarily due to an overall net loss on changes in the fair value of our financial instruments.

Results of Operations — Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
The results of operations presented below should be reviewed in conjunction with our condensed consolidated financial statements and notes. The following table sets forth our consolidated results of operations for the periods indicated:

	Six Months Ended June 30,		Change
	2024	2023	2024 vs. 2023
(In thousands, except for per share amounts)
Total revenue	$27,619	$22,563	$5,056	22%
Cost of revenues (exclusive of depreciation shown below)	(12,261)	(18,617)	6,356	(34)%
Operating expenses:
Research and development	(38,542)	(35,194)	(3,348)	10%
Depreciation expense	(2,988)	(2,605)	(383)	15%
Selling, general and administrative expense	(22,784)	(29,287)	6,503	(22)%
Total operating expenses	(64,314)	(67,086)	2,772	(4)%

Loss from operations	(48,956)	(63,140)	14,184	(22)%
Interest income, net	1,661	1,915	(254)	(13)%
Other expense, net	(3,612)	(28,395)	24,783	(87)%
Total other expense, net	(1,951)	(26,480)	24,529	N/M
Loss before income taxes	(50,907)	(89,620)	38,713	(43)%
Income tax benefit	—	—	—	N/M
(Loss) gain from equity method investees, net	(2,400)	(478)	(1,922)	402%
Net loss	$(53,307)	$(90,098)	$36,791	(41)%
Other comprehensive loss:
Foreign currency translation adjustments	(150)	47	(197)	419%
Comprehensive loss	$(53,457)	$(90,051)	$36,594	(41)%

Net loss per share - basic and diluted	$(0.27)	$(0.60)
Weighted-average number of common shares outstanding - basic and diluted	197,360,539	156,472,730
Revenue
Total revenue increased $5.1 million, or 22%, in the six months ended June 30, 2024, compared to the same period in 2023. The increase was primarily driven by $7.8 million in revenue related to the 15 million incremental share consideration received from LanzaJet for their sublicensing of our technology. Additionally, we had a $1.1 million increase in revenue from joint development agreements, a $0.8 million increase from CarbonSmart revenue and a $0.5 million increase from other contract research. Revenue from engineering and other services decreased $(5.1) million net, including a $(9.2) million decrease from contracts with existing customers and governmental entities whose projects moved to the next phase of development, offset by a $4.1 million increase from contracts with new customers.
Cost of Revenues
Cost of revenue decreased $(6.4) million, or (34)%, in the six months ended June 30, 2024, compared to the same period in 2023. Cost of sales for engineering and other services decreased $(7.5) million for contracts with existing customers and government entities, which was offset by an increase in cost of revenue for joint development agreements and other contract research of $0.3 million. Costs of sales for CarbonSmart products increased $0.8 million due to higher activity in the first half of the year.
Research and Development
R&D expense increased $3.3 million, or 10%, in the six months ended June 30, 2024, compared to the same period in 2023, primarily due to an increase of $4.1 million in external R&D services related to project development costs that are not currently eligible for capitalization nor tied to a revenue agreement, and an increase of $0.8 million in facilities and consumables expenses. Personnel and contractors expenses related to R&D projects decreased by $(1.6) million, mainly due to lower stock compensation expense, compared to the same period last year.
Selling, General and Administrative Expense
SG&A expense decreased $(6.5) million, or (22)%, in the six months ended June 30, 2024, compared to the same period in 2023. This was primarily due to a decrease of $(3.1) million in professional fees associated with the Business Combination, as well as $(1.7) million in lower stock compensation and one-time expenses, compared to the same period last year. The decrease was also attributed to $(1.5) million in bad debt expense recorded in the comparative period and recovered in the current period, and $(0.2) million in consumables and facilities expenses.
Interest income, net
Interest income, net decreased $(0.3) million in the six months ended June 30, 2024 compared to the same period in 2023. This was primarily attributable to interest earned on lower cash balances held in savings and money market accounts as well as the the reversal of the discount accretion on the FPA.
Other Expense, Net
Other expense, net increased $24.8 million, in the six months ended June 30, 2024 compared to the same period in 2023, which was primarily due to an overall net loss on changes in the fair value of our financial instruments.

Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents comprise cash on hand, demand deposits at banks, and other short-term, highly liquid investments with original maturity of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value. The following table shows the balances of our cash, cash equivalents and restricted cash as of June 30, 2024 and December 31, 2023:

	As of		Change
(In thousands, except for percentages)	June 30, 2024	December 31, 2023	2024 vs. 2023
Total cash, cash equivalents, and restricted cash	$62,891	$76,284	$(13,393)	(18)%
As of June 30, 2024, compared to December 31, 2023, LanzaTech’s cash, cash equivalents, and restricted cash decreased by $13.4 million, or 18%, primarily due to the net loss adjusted for non-cash charges (see cash flow section below) and purchases of property, plant and equipment. The decrease is offset by the proceeds from the maturity of debt securities.
Debt Security Investments
Debt security investments comprise mainly held-to-maturity U.S. Treasury and high quality corporate securities that the Company has both the ability and intent to hold to maturity. These securities all mature within one year and will provide additional liquidity upon maturity. As of June 30, 2024, held-to-maturity security investments totaled $12.9 million, compared to $45.2 million as of December 31, 2023.
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
As of June 30, 2024, our capital structure consists of equity (comprising issued capital, and accumulated deficit) and the Brookfield SAFE. We are not subject to any externally imposed capital requirements.
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
LanzaTech does not have any outstanding debt, other than the Brookfield SAFE and the FPA Put Option Liability and Fixed Maturity Consideration, which are all classified as liabilities for accounting purposes, on its condensed consolidated balance sheets as of June 30, 2024.
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
On February 3, 2023, LanzaTech, AMCI and ACM executed a Forward Purchase Agreement (the “FPA”). On the same date, ACM partially assigned its rights under the FPA to Vellar. ACM and Vellar are together referred to as the “Purchasers”. Pursuant to the FPA, the Purchasers obtained 5,916,514 shares of common stock on the open market for approximately $10.16 per share (“Redemption Price”), and the purchase price of $60.1 million was funded by the use of Trust Account proceeds as a partial prepayment (“Prepayment Amount”) for the FPA redemption at the end of three years (“Maturity Date”). The Purchasers have the right at the end of three years to return the shares and keep the Prepayment Amount plus the fees described below, or may, at the Purchasers’ sole discretion, partially or fully terminate this transaction over the course of the three-year term by returning cash in an amount equal to the number of shares terminated (“Terminated Shares”) multiplied by the Redemption Price, which may be reduced in the case of certain dilutive events (“Reset Price”). At the end of the three-year term, LanzaTech is obligated to pay the Purchasers an amount equal to the product of (1) 7,500,000 less the number of Terminated Shares multiplied by (2) $2.00 (the “Maturity Consideration”), which under the FPA is payable at the Company’s option in cash or shares of common stock valued at the average daily VWAP Price (as defined in the FPA) over the 30 scheduled trading days ending on the Maturity Date. In addition to the Prepayment Amount and the Maturity Consideration, on the Maturity Date, LanzaTech will pay to the Purchasers an amount equal to the product of (x) 500,000 and (y) the Redemption Price, totaling $5.1 million (the “Share Consideration”), which under the FPA is payable in cash. However, at the time, the Company may not have sufficient funds or be able to obtain financing from third parties to pay such amounts. The Company also may not have sufficient shares authorized to pay the Maturity Consideration in shares. Breach by the Company of any of these obligations could constitute an event of default under the FPA, which could subject the Company to financial exposure thereunder (including arising from potential indemnification claims by the Seller). In addition, future debt or other contractual agreements may contain cross-default or cross-acceleration provisions that could be triggered if we default on our obligations to the Purchasers. Any or all of these consequences could have material adverse impact on us.
On February 8, 2023, LanzaTech completed the Business Combination and related transactions. The completion of the Business Combination and related transactions resulted in $153.3 million of cash proceeds to LanzaTech. The amount released to LanzaTech is net of the transaction expenses related to the Business Combination and the amount paid to the Purchasers in relation to the FPA. Pursuant to the FPA, the Purchasers purchased 5,916,514 Class A common shares on the open market for approximately $10.16 per share, and the purchase price of $60.1 million was deposited with the Purchasers as a partial prepayment for the settlement of the FPA.
In relation to the FPA, the Company’s volume-weighted average share price was below $3.00 per share for 50 trading days during the 60 day consecutive trading period ended on July 1, 2024 (the “VWAP Trigger Event”). On July 22, 2024, Vellar (one of the Purchasers) notified the Company of such VWAP Trigger Event, purporting to accelerate the Maturity Date of its portion of the Recycled Shares (i.e., 2,990,000 common shares) to July 22, 2024. Vellar asserts that it is entitled to: (i) Maturity Consideration of $7.5 million (payable at the Company’s option in cash or shares of common stock valued at the average daily VWAP Price (as defined in the FPA) over 30 scheduled trading days ending on the accelerated Maturity Date of July 22, 2024 of $1.91 per share) and (ii) Share Consideration of approximately $2.5 million, payable in cash, each due and payable on July 24, 2024. On July 25, 2024, the Company received a notice from Vellar pursuant to the FPA, stating that the Company is in default of its payment obligations. On July 30, 2024, the Company received a notice of an event of default under the FPA from Vellar that (i) designated such date as the early termination date of the FPA and (ii) purports to result in an early termination cash payment of approximately $4.2 million becoming due to Vellar (equating to the sum of the Maturity Consideration and the Share Consideration minus the VWAP Price (as defined in the FPA) (as of July 29, 2024) of Vellar’s portion of the Recycled Shares) (see Part II – Item 1. Legal Proceedings).
On May 9, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) and a Terms Agreement (the “Terms Agreement” and, together with the Sales Agreement, the “ATM Agreements”) with B. Riley Securities, Inc. (“B. Riley Securities”), pursuant to which the Company may, from time to time, offer and sell through or to B. Riley Securities, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $100 million. The Shares will be offered through or to B. Riley Securities, acting as agent in connection with agency transactions or as principal in connection with any principal transactions. Pursuant to the Terms Agreement, the Company will have the right, but not the obligation, from time to time at its sole discretion, for as long as the Sales Agreement remains effective, to direct B. Riley Securities on any trading day to act on a principal basis and purchase up to approximately $0.2 million per day, up to $0.9 million per week, and up to $40 million per twelve-month period, subject to any applicable limitations pursuant to the rules and regulations of The Nasdaq Stock Market, LLC (the aggregate amount so purchased by B. Riley Securities under the Terms Agreement, the “Commitment”), which Commitment will be included within the aggregate offering price of up to $100 million of Common Stock sold pursuant to the ATM Agreements; provided, however, that only one principal sale may be requested per day unless otherwise agreed to by B. Riley Securities.
In the normal course of our business, we also enter into purchase commitments or other transactions in which we make representations and warranties that relate to the performance of our goods and services. We do not expect material losses related to these transactions.
On July 1, 2024, the Company’s stock price traded below $3.00 per share for 50 trading days during the 60 day consecutive trading period, which entitles the Purchasers to accelerate the Maturity Date of their respective portion of the Recycled Shares. Refer to Note 9 - Forward Purchase Agreement.
On August 5, 2024, the Company entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell and issue to the Investor and other purchasers in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $150 million of Convertible Notes (the “Convertible Notes”). As of August 6, 2024, we issued and sold $40.2 million of Convertible Notes to the Investor pursuant to the Convertible Note Purchase Agreement. The gross proceeds from the initial closing are approximately $40 million, before deducting estimated offering expenses.
The Convertible Notes bear interest at a fixed rate of 8.00% per annum, which interest will be added to the outstanding principal amount of the Convertible Notes on the last day of the applicable interest period (beginning on the date of issuance of the applicable Convertible Note and ending on and including the earlier of (x) the anniversary date of such issuance and (y) the maturity date, the “Interest Period”); provided, however, that the Company is permitted to pay all interest payable during an Interest Period in cash pursuant to prior written notice to the Convertible Note holder.
The Convertible Notes will mature on August 6, 2029 (the “Maturity Date”), unless earlier redeemed or converted in accordance with their terms. The Convertible Notes are subject to mandatory conversion for shares of the Company’s common stock, par value $0.0001 per share, upon the completion by the Company of an equity financing prior to the Maturity Date that results in the Company receiving minimum gross proceeds in an amount that is equal to the greater of (i) $40 million and (ii) 50% of the total principal amount under the outstanding Convertible Notes immediately following the final closing under the Convertible Note Purchase Agreement (a “Qualified Equity Financing”) at a conversion price equal to the lower of (i) the lowest per-share selling price per share in the Qualified Equity Financing, less a 10% discount and (ii) the Valuation Cap (as defined below). The Convertible Notes are convertible at the option of the holders upon the completion by the Company of an equity financing prior to the Maturity Date that does not meet the definition of a Qualified Equity Financing (a “Non-Qualified Equity Financing”) at a conversion price equal to the lower of (i) the lowest per-share selling price in the Non-Qualified Equity Financing and (ii) the Valuation Cap. The Convertible Notes are also convertible at the option of the holders any time prior to the Maturity Date at a conversion price equal to the Valuation Cap. The “Valuation Cap” is defined as, (i) with respect to any conversion of a Convertible Note issued at the initial closing under the Convertible Note Purchase Agreement, the price per share equal $1.52 (which, in the event that the Company has not, within 60 days of the initial closing under the Convertible Note Purchase Agreement, issued Convertible Notes having an aggregate principal amount of at least $80 million, will be adjusted to $1.25 per share), and (ii) with respect to a Convertible Note issued at any closing subsequent to the initial closing under the Convertible Note Purchase Agreement, the price per share equal to the greater of (a) $1.56 and (b) the closing price per share of the Company’s common stock on the date prior to such closing. The Valuation Cap is subject to adjustment based on the Company’s holdings in LanzaJet, Inc., and the conversion price in all cases is subject to adjustment for stock splits, reclassifications, redesignations, subdivisions, recapitalizations, and dividends.
The Convertible Notes contain provisions that preclude conversion if such conversion would result in the issuance of more than 19.9% of the Company’s currently outstanding common stock in the aggregate or in a change of control under Nasdaq marketplace rules, prior to obtaining stockholder approval. Prior to such stockholder approval, a holder may not convert its Convertible Note if the holder, together with its affiliates, would beneficially own more than 19.9% of the number of shares of the Company’s outstanding common stock immediately after giving effect to such exercise. The Company has agreed to use its reasonable best efforts to obtain the required stockholder approvals at a special meeting of its stockholders, to be held no later than 60 days following the date of the initial closing under the Convertible Note Purchase Agreement, subject to certain exceptions.
The Convertible Notes may not be prepaid or redeemed by the Company, either in whole or in part, without the consent of the holders of the Convertible Notes representing a majority of the principal amount of all of the Convertible Notes then outstanding (the “Requisite Holders”), provided that the Company may redeem and prepay all then-outstanding Convertible Notes without such consent of the Requisite Holders (i) until August 6, 2025, in an amount equal to one and one half times the redeemed principal amount on the Convertible Notes; (ii) between August 7, 2025 and August 6, 2027, in an amount equal to two times the redeemed principal amount; and (iii) after August 6, 2027, in an amount equal to three times the redeemed principal amount; in all such cases, any and all accrued and unpaid interest on the Convertible Notes to be deemed to have been repaid in connection with the redemption.
We continue to seek additional financing under the Convertible Note Purchase Agreement from certain institutional accredited investors with whom we have a preexisting substantive relationship. We currently have no commitments from any such investors to participate in the Private Placement or any other financing. There can be no assurance that we will be successful in our effort to secure additional financing in amounts and on terms acceptable to us.
The accompanying financial statements have been prepared assuming we will continue as a going concern. However, near-term, we expect to continue to generate operating losses and to have net cash outflows from operating activities.

We believe our existing cash and cash equivalents will be sufficient to fund our operations for the next 12 months from the date of this Quarterly Report. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect, including within the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A of our Annual Report on Form 10-K under “Risk Factors” and in Part II, Item 1A of this Quarterly Report. In addition, we from time to time, evaluate financing alternatives to enhance the Company’s liquidity position, including the sale of securities, the incurrence of debt or other financing alternatives.
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

Cash Flows
For the quarters ended June 30, 2024 and 2023
The following table provides a summary of our cash flows for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended June 30,		Change
(In thousands, except for percentages)	2024	2023	2024 vs. 2023
Net cash provided by (used in):
Operating activities	$(42,942)	$(59,116)	$16,174	(27)%
Investing activities	29,502	(59,921)	89,423	(149)%
Financing activities	224	146,712	(146,488)	(100)%
Effects of currency translation	(177)	4	(181)	4525%
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(13,393)	$27,679
Cash Flows Used in Operating Activities
Cash flows used in operating activities decreased $16.2 million or 27% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease is primarily attributable to the lower net loss, net of non-cash items in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Additionally, the Company had cash outflows of $4.1 million related to costs incurred for the Business Combination that were classified as cash flows from operating activities during the six months ended June 30, 2023 which did not recur in the current period.
Cash Flows Used in Investing Activities
In the six months ended June 30, 2024, net cash provided by investing activities was $29.5 million, compared to net cash used by investing activities of $(59.9) million in the six months ended June 30, 2023. The change is primarily driven by the purchase of debt securities of $49.1 million in the six months ended June 30, 2023, which did not recur in the current period. The company additionally received proceeds from the maturity of a portion of the debt securities of $32.8 million in the six months ended June 30, 2024.

Cash Flows from Financing Activities
In the six months ended June 30, 2024, net cash used in financing activities was immaterial, compared to net cash provided by financing activities of $146.7 million in the six months ended June 30, 2023. The cash inflow in the prior period was driven by $213.4 million in proceeds from the Business Combination and PIPE financing and proceeds of $1.1 million from the exercise of options to acquire shares of common stock of the Company. This was partially offset by the Forward Purchase Agreement prepayment amount of $(60.1) million and by the repurchase of equity instruments of $(7.7) million.
Off-Balance Sheet Arrangements
As of June 30, 2024 and December 31, 2023, we did not engage in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.
Critical Accounting Policies and Management Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements that have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. We consider an accounting estimate to be critical to the condensed consolidated financial statements if the estimate is complex in nature or requires a high degree of judgment and actual results may differ from these estimates with any such differences being potentially material. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. A discussion of our critical accounting policies and estimates may be found in the Company’s Annual Report on Form 10-K, which was filed with the SEC on February 29, 2024 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies and Management Estimates”. As of June 30, 2024, there have been no changes to our critical accounting policies and estimates.
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
Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net Loss	$(27,799)	$(26,786)	$(53,307)	$(90,098)
Depreciation	1,458	1,348	2,988	2,605
Interest income, net	(513)	(1,701)	(1,661)	(1,915)
Stock-based compensation expense and change in fair value of SAFE and warrant liabilities (1)	(3,344)	21,526	(14,091)	4,052
Change in fair value of the FPA Put Option and Fixed Maturity Consideration liabilities (net of interest accretion reversal)	10,727	(18,080)	23,770	33,029
Transaction costs on issuance of Forward Purchase Agreement	—	—	—	451
Loss from equity method investees, net	1,719	(130)	2,400	478
One-time costs related to the Business Combination, initial securities registration and non-recurring regulatory matters(2)	—	—	—	4,062
Adjusted EBITDA	$(17,752)	$(23,823)	$(39,901)	$(47,336)
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
Foreign Currency Fluctuation Risk
We are subject to foreign currency exchange risk from the translation of the financial statements of our foreign subsidiaries, whose financial condition and results of operations are reported in their local currencies and then translated into U.S. dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Foreign currency translation adjustments were $(0.15) million and $0.05 million for the six months ended June 30, 2024 and 2023, respectively. Additionally, we have contracted with and may continue to contract with foreign vendors.
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
As a result of this evaluation, our CEO and CFO concluded that the material weaknesses relating to: (i) the accounting for complex transactions and estimates requiring significant judgment and (ii) revenue recognition, which were previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, were still present as of June 30, 2024 (the “Evaluation Date”). Based on the material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations, and cash flows as of June 30, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We note that our CEO and CFO concluded that the material weaknesses previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023 were still present as of the Evaluation Date.

PART II
ITEM 1. LEGAL PROCEEDINGS
The Company may be involved in legal proceedings and exposed to potential claims in the normal course of business, including as described below. Although we cannot predict the ultimate outcome of any legal matter with certainty, we do not believe the outcome of any of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows.
In relation to the FPA, the Company’s volume-weighted average share price was below $3.00 per share for 50 trading days during the 60 day consecutive trading period ended on July 1, 2024 (the “VWAP Trigger Event”). On July 22, 2024, Vellar (one of the Purchasers) notified the Company of such VWAP Trigger Event, purporting to accelerate the Maturity Date of its portion of the Recycled Shares (i.e., 2,990,000 common shares) to July 22, 2024. Vellar asserts that it is entitled to: (i) Maturity Consideration of $7,500,000 (payable at the Company’s option in cash or shares of common stock valued at the average daily VWAP Price (as defined in the FPA) over 30 scheduled trading days ending on the accelerated Maturity Date of July 22, 2024 of $1.91 per share) and (ii) Share Consideration of $2,539,350, payable in cash, each due and payable on July 24, 2024. On July 25, 2024, the Company received a notice from Vellar pursuant to the FPA, stating that the Company is in default of its payment obligations. On July 30, 2024, the Company received a notice of an event of default under the FPA from Vellar that (i) designated such date as the early termination date of the FPA and (ii) purports to result in an early termination cash payment of $4,163,701 becoming due to Vellar (equating to the sum of the Maturity Consideration and the Share Consideration minus the VWAP Price (as defined in the FPA) (as of July 29, 2024) of Vellar’s portion of the Recycled Shares).
On July 24, 2024, LanzaTech filed suit against Vellar in the Supreme Court of the State of New York, Commercial Division, alleging breach of the FPA, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. The claims are primarily in connection with Vellar’s sale of Recycled Shares, which LanzaTech alleges are in breach of the FPA's requirement that Recycled Shares be held in a bankruptcy remote special purpose vehicle for the benefit of the Company unless the sale is noticed to the Company as part of an optional early termination, which Vellar has not done. In the event of a sale of Recycled Shares subject to an optional early termination, the Company is entitled to receive $10.1574 for each share sold. LanzaTech believes that Vellar’s notice of the VWAP Trigger Event and consequently, its notice of an event of default, is not valid and, accordingly, that no payments are owed to Vellar in connection with the purported acceleration of the Maturity Date or early termination of the FPA. The Company intends to vigorously pursue its claims against Vellar.

ITEM 1A. RISK FACTORS
Our risk factors are disclosed in Part I, Item 1A of our Annual Report on Form 10-K. There have been no material changes during the six months ended June 30, 2024 from or updates to the risk factors discussed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K, except as follows:
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
Pursuant to the Forward Purchase Agreement, on the Maturity Date the Company is obligated to pay to the Seller the Maturity Consideration, which may be paid in cash or in shares, the Share Consideration, and retain the Prepayment Amount. However, at the time, the Company may not have sufficient funds or be able to obtain financing from third parties to pay such amounts. The Company also may not have sufficient shares authorized to pay the Maturity Consideration in shares. Breach by the Company of any of these obligations could constitute an event of default under the Forward Purchase Agreement, which could subject the Company to financial exposure thereunder (including arising from potential indemnification claims by the Seller). In addition, future debt or other contractual agreements may contain cross-default or cross-acceleration provisions that could be triggered if we defaulted on our obligations to the Seller. Any or all of these consequences could have material adverse consequences for us.
We are engaged in litigation related to the Forward Purchase Agreement.
On July 24, 2024, LanzaTech filed suit against Vellar in the Supreme Court of the State of New York, Commercial Division, alleging breach of the FPA, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Such litigation may be costly, distracting to management and could harm our reputation and the value of our company. We cannot guarantee that we will be able to resolve the litigation on terms favorable to us, and such litigation, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Except as previously reported by the Company on its Current Reports on Form 8-K, we did not sell any securities during the period covered by this Form 10-Q that were not registered under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit	Description
3.1**
Amended and Restated Certificate of Incorporation of LanzaTech Global, Inc., (incorporated by reference to Exhibit 3.1 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).

3.2**	Amended and Restated Bylaws of LanzaTech Global, Inc. (incorporated by reference to Exhibit 3.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).
10.1*	Joint Venture Agreement, dated November 11, 2023, by Olayan Financing Company and LanzaTech, Inc
10.2*	Deed of Amendment and Novation Relating to the Joint Venture Agreement, dated April 16, 2024, by Olayan Financing Company and LanzaTech, Inc and Saudi Arabian Construction & Repair Company LTD.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*+	Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from LanzaTech Global Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on August 8, 2024.

LANZATECH GLOBAL, INC.
(Registrant)

Name	Position	Date

/s/ Jennifer Holmgren, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	August 8, 2024
Jennifer Holmgren, Ph.D.

/s/ Geoff Trukenbrod	Chief Financial Officer (Principal Financial Officer)	August 8, 2024
Geoff Trukenbrod