Form 10-K/A
period 2024-12-31
LanzaTech Global, Inc.
filed 2025-04-30
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $204,694,359 based on the closing price of the registrant’s Common Stock on June 30, 2024. The number of shares outstanding of the registrant’s Common Stock as of April 21, 2025 was 197,900,285.
Documents incorporated by reference: None.

LANZATECH GLOBAL, INC.
AMENDMENT NO. 1 TO 2024 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) of LanzaTech Global, Inc. (collectively referred to herein as “the Company”, “LanzaTech”, “we”, “us”, “our”) amends LanzaTech’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “Original 10-K”). This Amendment amends Part III, Items 10, 11, 12, 13 and 14 of the Original 10-K in their entirety to include the information required by such Items and to remove references in the Original 10-K to the incorporation by reference of certain information from either a proxy statement or an amendment on Form 10-K into Part III of the Original 10-K. In addition, this Amendment amends Part IV, Item 15 of the Original 10-K to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Except as described above, this Amendment does not modify or update in any way the other disclosures or information contained in the Original 10-K. Except as otherwise set forth herein, this Amendment does not reflect events occurring after the filing of the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and LanzaTech’s other filings made with the SEC subsequent to the filing of the Original 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Amendment, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements.
Forward-looking statements may include, for example, statements about:
•our ability to continue operations as a going concern;
•our ability to achieve profitability;
•our ability to raise substantial financing to fund our operations and/or execute on our other strategic options;
•whether the non-binding proposal received on April 3, 2025 from Carbon Direct Capital Management LLC (“Carbon Direct Capital”) offering to acquire all of the outstanding shares of our common stock for $0.02 per share (the “Take-Private Proposal”), will result in a definitive transaction;
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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Amendment.

These forward-looking statements are based on our current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, “Item 1A- Risk Factors” and elsewhere in the Original 10-K. Moreover, we operate in a competitive industry, and new risks emerge from time to time. It is not possible for management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Amendment may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Amendment.

The forward-looking statements included in this Amendment are made only as of the date hereof. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. LanzaTech does not undertake any obligation to update publicly any forward-looking statements for any reason after the date of this Amendment to conform these statements to actual results or to changes in expectations, except as required by law.

You should read this Amendment and the documents that have been filed as exhibits to the Amendment with the understanding that the actual future results, levels of activity, performance, events and circumstances of LanzaTech may be materially different from what is expected.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors

The Company’s Board of Directors (“Board”) is currently comprised of nine directors and is divided into three classes, designated as Class I, Class II and Class III. Each class consists, as nearly as possible, of one-third of the total number of directors constituting the entire Board and each class has a three-year term.
The table below sets forth certain information regarding the members of the Board as of the date of this Amendment. A summary of the background and experience of each of the directors is set forth after the table.

Name	Age	Position(s)
Dr. Jennifer Holmgren	64	Chief Executive Officer and Chair of the Board of Directors
Jim Messina(2) (3) (4)	55	Lead Independent Director
Barbara Byrne(1) (3) (4)	70	Director
Reyad Fezzani(1)	58	Director
Jill Frizzley(4)	49	Director
Nigel Gormly(1) (2) (4)	51	Director
Dorri McWhorter(1) (2)	51	Director
Thierry Pilenko(3)	67	Director
Gary Rieschel(3)	68	Director
__________________
(1)Member of the audit committee.
(2)Member of the nominating and governance committee.
(3)Member of the compensation committee.
(4)Member of the strategic committee.

Biographical Information for Directors
Class I Directors with Terms Expiring in 2027
Dr. Jennifer Holmgren has served as our Chief Executive Officer and Chair of our Board of Directors since 2010. Previously, she served as Vice President and General Manager of the Renewable Energy and Chemicals business unit at UOP LLC, a Honeywell Company, where she held various commercial and technical leadership positions from 1987 to 2010. Dr. Holmgren has authored or co-authored 50 U.S. patents and more than 30 scientific publications and is a member of the National Academy of Engineering. In 2023, she was named in the Time Magazine Climate 100 list of Most Influential Leaders. Dr. Holmgren also sits on the Board of Directors of the U.S.-India Strategic Partnership Forum, the Advisory Council for the Andlinger Center for Energy and the Environment at Princeton University, the National Academies' Board on Energy and Environmental Systems, the Advisory Council for the Pacific Northwest National Laboratory, the Halliburton Labs Advisory Board, the Universiti Teknologi PETRONAS International Advisory Council, and the Founder Advisory for The Engine, a venture capital fund built by MIT that invests in early-stage science and engineering companies. Dr. Holmgren holds a B.Sc. degree from Harvey Mudd College, a Ph.D. from the University of Illinois at Urbana-Champaign, an MBA from the University of Chicago, and an Honorary Doctorate from the Delft University of Technology.
We believe that Dr. Holmgren is qualified to serve as a director based on her extensive industry experience and her status as an internationally recognized expert in the development and commercialization of fuels and chemical technologies in the energy sector.

Nigel Gormly has served as a director of LanzaTech since 2014. He is currently the Director of Programs at the Centre for Sustainable Finance: Toitū Tahua, a New Zealand non-governmental organization, where he leads initiatives aimed at mobilizing and directing capital to support sustainable growth and intergenerational prosperity. Before taking up his current role in August 2024, Mr. Gormly served from 2020 as Chief Investment Officer of Toha Foundry, a fin-tech company creating a global marketplace with climate and environmental impact at its heart to enable the true value of impact to be recognized and traded in the market, enabling impact investment to be unleashed at scale. From 2013 to 2019, Mr. Gormly served as Head of International Direct Investment at the New Zealand Superannuation Fund, New Zealand’s sovereign wealth fund, where he was primarily responsible for the fund’s direct investments in energy, infrastructure and expansion capital as well as leading the fund’s collaboration efforts with global investment partners. Prior to joining the Superannuation Fund, Mr. Gormly spent a decade with Fonterra, a New Zealand dairy co-operative, where he held several senior roles in strategic development and commercial leadership, most recently as General Manager, Commercial Ventures. Mr. Gormly’s early career was focused on M&A and corporate finance advisory based in London, with assignments throughout Asia, Latin America and Europe. He has broad governance experience, having served on the boards of companies across multiple sectors and at different stages of development. A Chartered Financial Analyst, Mr. Gormly holds a Graduate Diploma in Finance, and a B.Sc. and a B.Com. from the University of Auckland.
We believe that Mr. Gormly is qualified to serve as a director based on his extensive experience in the venture capital and investment banking industries. Mr. Gormly was originally nominated as a director by New Zealand Superannuation Fund, a stockholder of the Company.
Thierry Pilenko was appointed to the Board effective January 2025. He has more than 40 years of technology and leadership experience in the energy sector and is currently an advisor to several energy and technology companies. From 2017 to 2019 he was the Executive Chairman of TechnipFMC plc, a project management and equipment company resulting from the merger of Technip and FMC Technologies. Prior to this, Mr. Pilenko was Chairman and Chief Executive Officer of Technip, a world leader in engineering, technologies and project management for the oil and gas industry. Before joining Technip in 2007, Mr. Pilenko was Chairman and Chief Executive Officer of Veritas DGC, a seismic services company based in Houston. Prior to this appointment, Mr. Pilenko held various management and executive positions with Schlumberger, a global multinational oilfield services company, where he started in 1984 as a Geologist. He held several international positions in Europe, Africa, the Middle East, and Asia before becoming President of Schlumberger-GeoQuest in Houston and subsequently Managing Director of SchlumbergerSema in Paris until 2004.
Mr. Pilenko currently serves as a Non-Executive Director on the boards of Arkema SA, Trident Energy and Rely Solutions. Previously Mr. Pilenko was a Director of Veritas DGC, CGGVeritas, Technip SA, Peugeot SA, Hercules Offshore, Valaris, TechnipFMC and Ensign Natural Resources. He is the founder of Pil & Co LLC, a consulting firm in strategy and leadership and the co-founder of P6 Technologies, a software platform for carbon lifecycle analysis. Mr. Pilenko holds Engineering degrees from France’s Nancy School of Geology (1981) and the IFP School (1982).
We believe that Mr. Pilenko is qualified to serve as a director based on his industry experience as a chief executive officer, experience in international project management and technical expertise in engineering.
Class II Directors with Terms Expiring in 2025
Barbara Byrne has served as a director of LanzaTech since 2023. Ms. Byrne is the former Vice Chairman, Investment Banking at Barclays PLC, where she worked until 2018. During her more than 35 years of financial services experience, Ms. Byrne served as team leader for some of Barclays' most important multinational corporate clients and was the primary architect of several of Barclays' marquee transactions. She is a member of various industry councils and participates as a forum leader on strategic issues and trends facing the financial services sector and global markets. Ms. Byrne has served as a director of Paramount Global since 2018, and as a director of Carta, and holds a B.A. in Economics from Mount Holyoke College.
We believe that Ms. Byrne is qualified to serve as a director based on her extensive experience in the investment banking industry and her business and financial expertise.

Reyad Fezzani was appointed as a director of LanzaTech in January 2025. He has over 35 years of experience as a global business executive, and a passion for renewable energy sustainability, technology investing, and serving as a board member and advisor to early-stage and growth companies. He also currently serves as a Director of Carbon Collect Limited and Carbon Collect, Inc., a direct air carbon capture company, and Chairman and CEO of Regenerate Power, a company he co-founded as a developer and owner of utility-scale renewable energy projects, and Chairman & Managing Partner of Energy Finance Company LLC, a company specializing in distributed generation energy projects, and an owner and operator of generation assets.
Mr. Fezzani was formerly an employee of BP plc, where he served 23 years as Chief Executive of BP Solar, and Chairman of Tata-BP Solar, and prior to that led BP’s renewable business Global Wind and Solar based in California which operated solar manufacturing plants in the US, Spain, India, China, and Australia, and developed, constructed, and operated Solar and Wind farms in the US, Europe, India, and China. Prior to that, he was CEO of BP’s Global Chemicals business, operating in Asia, with manufacturing sites in China, Taiwan, Korea, Indonesia, and Malaysia, as well as the Americas, and Europe. The business manufactured feedstocks used in textiles, plastics, paints, and adhesives industries. Born in Libya and educated in the UK, he holds a master’s degree in chemical engineering from Imperial College, London, and is a Chartered Engineer, and a Fellow of the ICHEME, the Energy Institute and Institute of Materials, Minerals, and Mining.
We believe that Mr. Fezzani is qualified to serve as a director based on his industry experience as a chief executive officer, experience in sustainable project management and technical expertise in finance and renewable energy production.
Gary Rieschel has served as a director of LanzaTech since 2010. Mr. Rieschel has served as the Founder and Managing Partner of Qiming Venture Partners since 2005, when he founded the venture capital firm that primarily invests in the technology and consumer and healthcare industries. Prior to founding Qiming Venture Partners, Mr. Rieschel was a senior executive at Intel, Sequent Computer, Cisco Systems, and Softbank Corporation. Mr. Rieschel has in total 28 years of experience as a venture capital investor. Mr. Rieschel holds a B.A. in Biology from Reed College and an MBA from Harvard Business School.
We believe that Mr. Rieschel is qualified to serve as a director based on his business experience and 28 years of experience in the venture capital industry. Mr. Rieschel was originally nominated as a director by Qiming Venture Partners, a stockholder of the Company.
Class III Directors with Terms Expiring in 2026
Jill Frizzley was appointed to the Board in March 2025. She currently serves as the president of Wildrose Partners LLC, an independent consulting company providing governance and related advisory services to six corporations, a position she has held since June 2019. From 2016 through May 2019, Ms. Frizzley served as Counsel at the law firm of Weil, Gotshal & Manges LLP. Ms. Frizzley has served as a director on numerous public and private boards of directors, advising across corporate governance, transactions, and other solutions in transformative moments for companies. Currently, Ms. Frizzley is serving as a director for Akoustis Technologies Inc., since August 2024. She previously served on the boards of directors for the following public companies in the last five years: Proterra Inc., iMedia Brands, Inc., Invitae Corporation, Virgin Orbit Holdings, Inc., Surgalign Holdings, Inc., Avaya Holdings Corporation, Hudson Technologies, Inc. and Vivus, Inc. Ms. Frizzley holds a BSc degree from the University of Alberta and an LLB degree from the University of Toronto Faculty of Law.
We believe Ms. Frizzley is qualified to serve as a director based on her extensive experience in transformative and strategic solutions for companies.
Dorri McWhorter has served as a director of LanzaTech since 2023. Ms. McWhorter served as the President and Chief Executive Officer of YMCA of Metropolitan Chicago from 2021 to 2025 and served as the Chief Executive Officer of YWCA Metropolitan Chicago from 2013 to 2021. Prior to joining the YWCA, she was a partner at Crowe, LLP, and also held senior positions with Snap-on Incorporated and Booz Allen Hamilton. Ms. McWhorter is a former licensed certified public accountant and currently sits on the Financial Accounting Standards Advisory Council. Ms. McWhorter has served as a director of Lifeway Foods, Inc. since 2020, and also serves on the boards of William Blair Funds, NexPoint Capital and Skyway Concession Company. Ms. McWhorter holds a Bachelor of Business Administration degree from the University of Wisconsin-Madison, an MBA from Northwestern University's Kellogg School of Management, and an honorary Doctor of Humane Letters from Lake Forest College.
We believe that Ms. McWhorter is qualified to serve as a director based on her experience as a chief executive officer and her business and financial expertise.
Jim Messina has served as a director of LanzaTech since 2013. Mr. Messina has served as the CEO of The Messina Group, a strategic consulting firm specializing in advising political leaders, corporations, and advocacy organizations, since 2013. Previously, Mr. Messina served as White House Deputy Chief of Staff to President Barack Obama from 2009 to 2011 and was Campaign Manager for President Obama’s 2012 re-election campaign. Previously, Mr. Messina served as Chief of Staff for various Senate and House offices on Capitol Hill. Mr. Messina serves on the boards of several private companies including Global Counsel, Blockchain.com, Fortera, Vectra.ai, the United States Soccer Foundation, and the Montana Land Reliance. Mr. Messina is a graduate of the University of Montana where he earned a B.A. in political science and journalism.
We believe that Mr. Messina is qualified to serve as a director based on his corporate advisory expertise and his extensive experience in executive management.
Executive Officers
The following table sets forth certain information regarding our executive officers as of the date of this Amendment. A summary of the background and experience of each of our executive officers is set forth after the table. For the biographical information about Dr. Jennifer Holmgren, see “—Board of Directors” above.

Name	Age	Position(s)
Dr. Jennifer Holmgren	64	Chief Executive Officer and Chair of the Board of Directors
Justin D. Pugh	43	Interim Chief Financial Officer
Joseph Blasko	58	General Counsel
Freya Burton	44	Chief Sustainability Officer
Robert Conrado, Ph.D.	42	Chief Technology Officer
Aura Cuellar	47	President
Michael Köpke	44	Chief Innovation Officer
Sushmita Koyanagi	47	Chief Accounting Officer
Zarath Summers, Ph.D.	42	Chief Science Officer
Chad Thompson	55	Chief People Officer

Justin D. Pugh has served as our Interim Chief Financial Officer since January 2025. Since 2017, Mr. Pugh has been a Senior Managing Director at FTI Consulting, Inc., a global consulting firm. Mr. Pugh has more than 15 years of experience in providing strategic, operational, and financial solutions to enterprises and their related stakeholders. During the course of these assignments, Mr. Pugh has served as a fiduciary in an interim management capacity, managed liquidity and liability management strategies on a global basis, prepared and conducted extensive reviews of business plans and financial projections, assisted in refinancing efforts, provided mergers and acquisitions advisory services, provided due diligence services to lenders and prospective purchasers, and provided dispute advisory and expert witness services. Prior to his experiences at FTI consulting, Mr. Pugh was a Vice President at Deloitte and held roles at three Fortune 500 companies, including Amazon. Prior to that, he was a portfolio management analyst at a retirement fund. Mr. Pugh earned a bachelor’s degree in finance from Louisiana Tech University, a master’s degree in finance and mathematics from Louisiana State University and an MBA from the University of Rochester. He is a chartered financial analyst and certified public accountant.

Joseph Blasko has served as our General Counsel and Corporate Secretary since 2023. From 2011 through 2022, Mr. Blasko led the global legal and compliance department at James Hardie Industries plc, an Irish-domiciled, NYSE/ASX-listed global building materials company. Prior to joining James Hardie Industries, Mr. Blasko served as General Counsel of Liebert Corporation, a wholly-owned subsidiary of industrial conglomerate Emerson Electric Co., held senior roles within the legal department at The Scotts Miracle-Gro Company and practiced law at Vorys Sater Seymour and Pease LLP, with a broad focus on regulatory, commercial and products liability litigation. Mr. Blasko holds a B.S.F.S. from The Walsh School of Foreign Service at Georgetown University and a J.D. from the Case Western Reserve School of Law.
Freya Burton has served as our Chief Sustainability Officer since 2016. Ms. Burton served in various other roles at the Company from 2007 through 2016, including roles in communications, government relations, human resources and research and development. Ms. Burton holds an M.A. from Corpus Christi College at the University of Cambridge.
Robert Conrado, Ph.D. has served as our Chief Technology Officer since March 2024 and previously served as Vice President of Engineering Design and Development from October 2018. Dr. Conrado has also held various engineering leadership roles at the Company since joining in 2013, serving as Director of Engineering Design and Development from 2016 to October 2018 and Manager of Engineering Design and Development from 2015 to 2016. Prior to his tenure at the Company, Dr. Conrado was a founding Senior Fellow at the Advanced Research Projects Agency — Energy (ARPA-E) within the U.S. Department of Energy. Dr. Conrado holds a Ph.D. from Cornell University in Chemical and Biomolecular Engineering and a B.E. from Dartmouth College in Biochemical Engineering.
Aura Cuellar has served as President since March 2024. Prior to that, Ms. Cuellar served as Executive Vice President of Growth and Strategic Projects from May 2023 to February 2024. Prior to joining the Company, Ms. Cuellar held various senior executive global roles at Shell plc, a multinational energy and petrochemical company, including Vice President of Energy Transition for Shell plc in the United States from July 2021 to April 2023 and Head of Projects and Turnarounds in The Netherlands from June 2016 to June 2021. Ms. Cuellar also serves as Honorary Consul to the Kingdom of The Netherlands in Houston where she contributes to addressing the shared challenges of climate adaptation and resilience, health and vitality, sustainable mobility, and the energy transition. Originally from Colombia, Ms. Cuellar holds a B.S. in Environmental and Civil Engineering from Seattle University and an MBA from Western Washington University, and has completed a program in Executive General Management at INSEAD and the Women on Boards Program at Harvard University.
Michael Köpke, Ph.D has served as Chief Innovation Officer since July 2023, and previously served as our Vice President Synthetic Biology from January 2020 to July 2023. From 2009 through January 2020, Dr. Köpke held numerous positions at the Company, including Director Synthetic Biology, Team Leader Synthetic Biology and Research Scientist. Dr. Köpke serves as an adjunct faculty at Northwestern University and council member at the Engineering Biology Research Consortium, where he chairs the roadmapping working group. Dr. Köpke holds a B.S. in Biology and a Ph.D. in Biotechnology from University of Ulm, and is an awardee of the Presidential Green Chemistry Challenge award for Greener Synthetic Pathways.
Sushmita Koyanagi has served as our Chief Accounting Officer since December 2024. Previously, Ms. Koyanagi served in various senior financial roles in Equity LifeStyle Properties, a leading owner and operator of manufactured home communities, RV resorts and campgrounds, from June 2021 to December 2024, JP Morgan Chase from October 2013 to June 2021 and Deloitte from July 2007 to October 2013. Ms. Koyanagi holds a master’s degree in Accounting from Victoria University in Melbourne Australia. Ms. Koyanagi is also a certified public accountant.
Zara Summers, Ph.D. has served as our Chief Science Officer since July 2023. Prior to joining the Company, Dr. Summers served as Head of BioSciences at ExxonMobil from 2019 to 2022, a multinational oil and gas corporation, where she worked to drive the formation of a biosciences division and the development of a corporate research strategy on Nature Based Solutions and worked to understand the impacts of subsurface microorganisms on underground CO2 sequestration. From 2013 to 2022, Dr. Summers held a variety of scientific and leadership positions at ExxonMobil, all focused on helping to provide biological solutions for navigating the energy transition.

Dr. Summers holds a B.S. in Biology from California State University Northridge and a Ph.D in Microbiology from the University of Massachusetts and competed her postdoctoral work at the University of Minnesota.
Chad Thompson has served as our Chief People Officer since October 2022. In this role, Mr. Thompson oversees the execution of our global people strategy to support the Company’s global operations. Prior to joining the Company, Mr. Thompson held various human resources leadership positions during his 24-year tenure at Chevron, a multinational energy corporation. Mr. Thompson holds a BSc. in Management from the University of the West Indies, Barbados and an M.A. in Organizational Management from Fielding Institute in Santa Barbara, California.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all officers, directors and employees. The Code of Conduct and Ethics codifies the business and ethical principles that govern all aspects of our business, reflecting our commitment to this culture of honesty, integrity and accountability. In addition to following the Code of Conduct and Ethics, officers, directors and employees are expected to seek guidance in situations where there is a question regarding compliance issues, whether with the letter or the spirit of our policies and applicable laws. Our Code of Conduct and Ethics applies to all of the executive officers, directors and employees of LanzaTech and its subsidiaries. We will provide, without charge, upon request, copies of the Code of Ethics. Our Code of Conduct and Ethics is available on our website. The Company’s website and the information contained on, or that can be accessed through, such website is not deemed to be incorporated by reference in, and are not considered part of, this Amendment. The full text of our Code of Conduct and Ethics has been posted on our website at https://ir.lanzatech.com/ under the heading “Corporate Governance” and the sub-heading “Documents & Charters.” We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.
Stockholder Nomination Procedures
As of the date of this Amendment, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board.
Audit Committee
LanzaTech’s Audit Committee consists of Barbara Byrne, Reyad Fezzani, Nigel Gormly and Dorri McWhorter. Dorri McWhorter serves as the chairperson of LanzaTech’s Audit Committee. Barbara Byrne, Reyad Fezzani, Nigel Gormly and Dorri McWhorter are independent under Nasdaq listing standards and Rule 10A-3 of the Exchange Act. Each member of the Audit Committee is financially literate. Barbara Byrne, Nigel Gormly and Dorri McWhorter are “financially sophisticated” under Nasdaq listing rules and qualifies as an “audit committee financial expert” within the meaning of SEC regulations.
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
Insider Trading Policies
We have adopted an insider trading policy governing the purchase, sale, and/or other disposition our securities by directors, officers and employees, or by LanzaTech itself, designed to promote compliance with insider trading laws, rules and regulations and with the listing standards of Nasdaq applicable to LanzaTech. A copy of the Company’s insider trading policy was filed as Exhibit 19.1 to the Original 10-K.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our outstanding shares of common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. Directors, executive officers and greater-than-ten percent shareholders are also required to furnish us with copies of all ownership reports they file with the SEC. To our knowledge, based solely on a review of such reports that have been filed with the SEC and written representations that no other reports were required, we believe that during the year ended December 31, 2024, our executive officers, directors, and greater-than-10% shareholders timely filed all reports required by Section 16(a), except for the following reports:
(i) Barbara Byrne, Nigel Gormly, Dorri McWhorter, Jim Messina, and Gary Rieschel did not timely report on Form 4 shares acquired pursuant to restricted stock units that vested on February 8, 2024;
(ii) each of our executive officers during fiscal 2024, including our CEO, did not timely report on Form 4 shares acquired pursuant to restricted stock units that vested on March 6, 2024;
(iii) Freya Burton did not timely report on Form 4 two transactions related to the exercise of stock options on March 4 and 5, 2024; and
(iv) Thierry Pilenko and Sushmita Koyanagi did not timely file a Form 3.

Item 11. Executive Compensation
2024 Summary Compensation Table
The following table presents information regarding the compensation awarded by, earned by or paid to our named executive officers during the fiscal year ended December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards(1) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Dr. Jennifer Holmgren Chief Executive Officer	2024	771,923	—		1,509,737	2,780,037	9,333	5,071,031
	2023	733,846	150,000	(4)	5,221,000	2,748,847	7,704	8,861,397
Joseph Blasko General Counsel & Corporate Secretary	2024	411,692	200,000	(5)	251,621	463,340	13,685	1,340,338
	2023	390,773	247,737	(6)	333,500	458,140	2,148	1,432,298
Aura Cuellar President	2024	381,608	125,000	(7)	251,621	463,340	7,463	1,229,031
	2023	213,608	271,815	(8)	248,400	274,883	3,998	1,012,704
__________________
(1)Amounts in this column represent the grant date fair value of RSUs and performance share awards granted in the fiscal year indicated, disregarding any estimate of forfeitures related to time-based vesting. Generally, the expense for these awards is recognized over the vesting or performance period. The valuation models and assumptions applicable to these grant date fair values are set forth in Note 14, Share-Based Compensation, to our audited financial statements included in the Original 10-K. The amounts shown may not correspond to the actual value that will be realized by the executive officers. The grant date fair values of the performance shares are based upon the grant date probable outcomes of satisfying the performance conditions stipulated in the grants. For additional information on awards made in fiscal 2024, see the Outstanding Equity Awards Table.
(2)Amounts in this column represent the grant date fair value of stock options granted in the fiscal year indicated, disregarding any estimate of forfeitures related to time-based vesting. Generally, the expense for these awards is recognized over the vesting or performance period. The valuation models and assumptions applicable to these grant date fair values are set forth in Note 14, Share-Based Compensation, to our audited financial statements included in the Original 10-K. The amounts shown may not correspond to the actual value that will be realized by the executive officers. For additional information on awards made in fiscal 2024, see the Outstanding Equity Awards Table.
(3)Reflects matching contributions under the Company’s 401(k) retirement savings plan and employer-paid premiums on group term life insurance.
(4)Amount represents annual incentive payment made under the Company’s Annual Incentive Plan (AIP) for fiscal year 2024.
(5)Amount represents the second of two installments of Mr. Blasko’s signing bonus, paid on January 8, 2024, as provided by his Executive Employment Agreement.
(6)Amount represents annual incentive payment made under the Company’s AIP for fiscal year 2023 and the first of two installments of Mr. Blasko’s signing bonus, paid on January 9, 2023, as provided by his Executive Employment Agreement.
(7)Amount represents the last of three installments of Ms. Cuellar’s signing bonus, paid on May 13, 2024, as provided by her Executive Employment Agreement.
(8)Amount represents annual incentive payment made under the Company’s AIP for fiscal year 2023 and first and second of three installments of Ms. Cuellar’s signing bonus, paid on May 15, 2023 and November 27, 2023, respectively as provided by her Executive Employment Agreement.

Narrative to Summary Compensation Table
We are committed to providing a fair and competitive executive compensation and benefits package that will attract, retain and reward all members of our high-performing executive team. We are also committed to providing a total compensation package that ties personal earnings to the attainment of company milestones, and the long-term achievement of our financial and operational goals.
Our executive compensation and benefit plans strive to be:
•Transparent: Our executives should be able to understand how we establish their pay.

•Flexible: We support a geographically diverse organization to accommodate differences and changes in job requirements and job markets.
•Externally Competitive: Our compensation and benefit decisions reflect pay and contribution rates for comparable jobs within the relevant labor market. Overall, we aim to provide total annual cash compensation opportunity near the market median for similar benchmark positions.
•Internally Comparable: We will establish pay guidelines to ensure that similar executive roles jobs have similar long-term earning opportunities.
•Aligned With Performance: We reward both corporate and individual performance through salary increases, bonuses and long-term incentives, with a particular focus on sharing in long-term company value gains.
Cash Compensation: Generally, we position total cash compensation opportunity (defined as annual base salary plus annual target AIP opportunity) at or below the median of the selected market for talent. Executives who are newly promoted into their roles may have target cash compensation set below the external market median, with the opportunity to grow compensation to the median as the employee gains experience in the role. Executives in highly skilled and/or in-demand roles may be positioned above median in limited circumstances.
Long-Term Incentives (“LTI”): All executives participate in an equity-based LTI plan. LTI value growth aligns with growth in the valuation and total stockholder return that we provide to our stockholders. Executives have the opportunity to earn total direct compensation levels above median if target performance goals are met or exceeded and value is created for our stockholders through increases to our stock price.
Executive Benefits: Executives participate in the Company’s broad-based benefit plans (retirement and health & welfare). Other than supplemental life and AD&D insurance with a higher multiple of salary in the event of death or disability, we offer no executive-only benefits.
Executive Employment Agreements and Other Arrangements
We have entered into employment agreements with each of our named executive officers (each, an “Employment Agreement,” and collectively, the “Employment Agreements.”)
Base salary
The Employment Agreements provide for each named executive officer’s at-will employment. As of December 31, 2024, the annual base salaries for Dr. Holmgren, Mr. Blasko and Ms. Cuellar were $771,923, $411,692 and $381,608, respectively (amounts may be adjusted by the Board from time to time).
Annual cash bonus
The named executive officers are eligible for a discretionary annual cash bonus determined in accordance with the Company’s bonus policy as in effect from time to time. Dr. Holmgren, Mr. Blasko and Ms. Cuellar have target cash bonuses of 100%, 60% and 50%, respectively, as a percentage of their base salary. With respect to fiscal year 2024, no cash bonus payouts were made to any of the named executive officers.
Equity awards
Subject to the approval of the Board, each named executive officer is eligible for discretionary equity awards under their Employment Agreement and the LanzaTech 2023 Long-Term Incentive Plan (the “2023 Plan”). In 2024, we made long-term incentive awards pursuant to the 2023 Plan using two different equity vehicles: stock options and restricted stock units. The stock options and restricted stock units granted in April 2024 vest in three equal installments, with such first installment time vesting on March 6, 2025. The stock options have a strike price equal to the closing price of our common shares on the grant date, and a ten-year term.

Potential Termination or Change of Control Payments
In the event the named executive officer’s employment is terminated without “Cause” or the executive resigns for “Good Reason” (in each case as defined in the Employment Agreements), the Company is obligated to pay the executive: (i) a lump sum payment equal to 12 months of their then-current base salary (18 months in the case of Dr. Holmgren); (ii) an annual bonus (if any) for the year in which the termination occurs, equal to the annual bonus the executive would have received for that year based on actual performance and pro-rated based on the number of days the executive was employed during the relevant year; and (iii) if the executive is eligible for and timely elects COBRA coverage, up to 12 months (18 months in the case of Dr. Holmgren) of the portion of the executive’s COBRA premium attributable to the employer contributions the Company would have paid had the executive remained employed. Additionally, if the executive’s employment is terminated without Cause or for Good Reason during the period beginning 30 days prior to a “Corporate Transaction” (as defined in the Employment Agreements) and ending 24 months following a Corporate Transaction, the amount of the lump sum payment described in clause (i) will be increased from 12 months to 18 months of the executive’s then-current base salary (24 months in the case of Dr. Holmgren). In addition, following: (A) a termination without “Cause” a resignation for “Good Reason” a termination on account of disability or a termination on or after becoming “Retirement Eligible” (defined under the awards granted under the 2023 Plan as when a participant is at least 60 and the sum of the participant’s age and years of continuous service is 70), then a portion of the performance share units granted under the 2023 Plan will be deemed to have satisfied the time-based vesting component in an amount determined based on the product of (I) the number of performance share units that would have satisfied the time-based vesting condition on each of the applicable vesting dates and (II) a fraction equal to the amount of months that have passed from the vesting commencement date to the date of termination over the applicable denominators set forth in the award agreements, (B) a termination on account of disability or a termination on or after becoming Retirement Eligible, then a portion of the stock options and restricted stock units granted under the 2023 Plan will be deemed to have vested in an amount determined based on the product of (I) the number of stock options and restricted stock units that would have vested on each of the applicable vesting dates and (II) a fraction equal to the amount of months that have passed from the vesting commencement date to the date of termination over the applicable denominators set forth in the award agreements, and (C) a termination without “Cause” or a resignation for “Good Reason”, that occurs during the period beginning 30 days prior to a Corporate Transaction and ending 24 months following a Corporate Transaction, all of the outstanding equity awards held by our executive officers pursuant to the 2023 Plan will vest in full (with any performance conditions on performance share units being treated as waived) and, with respect to Dr. Holmgren, 50% of any stock options granted under our prior long-term incentive plans which are outstanding as of the closing (the “Closing”) of the Business Combination will also immediately vest.
On February 8, 2023, the Board adopted an executive severance plan (the “Severance Plan”) which became effective upon the completion of the Closing. Under the Severance Plan, qualifying employees who satisfy conditions set forth in the plan will be entitled to receive (i)12 months’ base salary, in the case of a Qualifying Termination, or 18 months’ base salary, in the case of a Corporate Transaction Termination (in each case, as defined in the Severance Plan) , (ii) an annual bonus (if any) for the year in which the termination occurs, equal to the annual bonus the executive would have received for that year based on actual performance and pro-rated based on the number of days the executive was employed during the relevant year; and (iii) if the executive is eligible for and timely elects COBRA coverage, up to 12 months (18 months in the case of Dr. Holmgren) of the portion of the executive’s COBRA premium attributable to the employer contributions the Company would have paid had the executive remained employed. With respect to clause (i), Dr. Holmgren will be entitled to receive 18 months’ base salary or 24 months’ base salary in the case of a Qualifying Termination or a Corporate Transaction Termination, respectively. Employees having a seniority level of vice president or higher who are designated in writing by the compensation committee of the Board, and who also meet certain other specified criteria will be eligible to participate in the Severance Plan. Our named executive officers’ severance benefits under the Severance Plan are identical to what is described in clauses (i) through (iii) in the paragraph above.

Outstanding Equity Awards as of December 31, 2024
The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2024.

		Option Awards				Stock Awards
						Performance-based Restricted Stock Units (PSUs)		Restricted Stock Units (RSUs)
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)(1)
Dr. Jennifer Holmgren	9/20/2017	984,302	—	$1.38	9/20/2027
	6/26/2020(7)	844,794	211,199	$1.07	6/26/2030
	5/2/2023(2)	381,679	763,359	$3.28	5/2/2033
	4/5/2024(6)	—	1,219,512	$3.10	4/5/2034
	5/2/2023(3)					2,600,000	$3,562,000
	5/2/2023(4)							200,000	$274,000
	4/5/2024(5)							487,012	$667,206
Joseph Blasko	5/2/2023(2)	63,613	127,226	$3.28	5/2/2033
	4/5/2024(6)	—	203,252	$3.10	4/5/2034
	5/2/2023(3)					100,000	$137,000
	5/2/2023(4)							33,334	$45,668
	4/5/2024(5)							81,168	$111,200
Aura Cuellar	5/2/2023(2)	38,167	76,336	$3.28	5/2/2033
	4/5/2024(6)	—	203,252	$3.10	4/5/2034
	5/2/2023(3)					90,000	$123,300
	5/2/2023(4)							90,000	$123,300
	4/5/2024(5)							81,168	$111,200
__________________
(1)Based on the December 31, 2024 value of $1.37 per share, which was the latest appraisal received by the Company for purposes of administering its equity incentive plans. This appraised value is subject to certain limitations, qualifications and assumptions and may not reflect the fair value of the Company’s common stock, is presented for illustrative purposes only and should not be relied on for any reason.
(2)The stock options granted on May 2, 2023 vest in three equal annual installments, with such first installment time vesting on March 6, 2024. The stock options have a ten-year term.
(3)The performance share units granted on May 2, 2023 are contingent on satisfying both a performance-based and a time-based vesting condition. The performance-based vesting condition is satisfied if the average closing price of the Company’s stock reaches $11.50 using any 20-day look-back period, which period may begin no earlier than 151 days following February 8, 2023. The time vesting condition is met in three equal annual installments, with such first installment time vested on February 10, 2024. Both vesting conditions must be met by February 10, 2028, or else the performances share units will be forfeited. As of December 31, 2024, the performance-based condition had not been achieved.
(4)The restricted stock units granted on May 2, 2023 vest in three equal annual installments, with such first installment time vesting on March 6, 2024.
(5)The restricted stock units granted on April 5, 2024 vest in three equal annual installments, with such first installment time vesting on March 6, 2025.
(6)The stock options granted on April 5, 2024 vest in three equal annual installments, with such first installment time vesting on March 6, 2025. The stock options have a ten-year term.
(7)The stock options granted on June 26, 2020 fully vested in three equal annual installments on January 1, 2023, January 1, 2024 and January 1, 2025. The stock options have a ten-year term.

Pension Plan Benefits and Defined Contribution Plans
The Company does not have a pension plan, defined benefit plan or other plan that provides for payments or benefits to the named executive officers at, following, or in connection with retirement.
Non-Employee Director Compensation
Non-employee director compensation is determined by the Board, based on the recommendation of the Compensation Committee. The Board periodically reviews non-employee director compensation to determine if changes are needed, including by comparing it to non-employee director compensation at peer companies. Employee directors receive no compensation for serving on the Board.
After the Closing, the Board adopted a non-employee director compensation plan pursuant to which each non-employee director is entitled to receive annual cash compensation of $60,000 and annual incentive compensation in the form of time-vested restricted stock units (“RSUs”) worth $100,000 for his or her service on the Board. For 2024, the number of RSUs granted was based on the 5 day VWAP price as of April 4, 2024, the date of the award, of $100,000. Additionally, the lead independent director is entitled to additional annual cash compensation of $30,000, and each member of the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee is entitled to annual cash compensation of $10,000, $7,500, and $5,000, respectively. The chairperson of each such committee is entitled to additional annual cash compensation of $10,000, $7,500, and $5,000, respectively.
The following table provides summary information concerning the compensation of our directors for the year ended December 31, 2024. Mr. Fezzani, Mr. Pilenko and Ms. Frizzley did not serve on the Board during the year ended December 31, 2024 and therefore are not included in the table below.

Name	Fees earned or paid in cash ($)		Stock Awards (1) ($)	Total Compensation
Barbara Moakler Byrne	$77,500		$44,480	$121,980
Nimesh Patel	15,000	(2)	—	15,000
Nigel Gormly	75,000		44,480	119,480
Dorri McWhorter	85,000		44,480	129,480
Jim Messina	107,500		44,480	151,980
Gary Rieschel	$75,000		$44,480	$119,480
(1) The amounts reflect the grant date fair value of RSUs, calculated in accordance with FASB ASC Topic 718 based on the market price of the shares subject to the award on the date of grant. As of December 31, 2024, 162,335 of the stock awards were unvested.
(2) Mr. Patel resigned on April 25, 2024, and so received partial cash compensation in 2024.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Non-public Information
The Board’s and the Compensation Committee’s long-term incentive award review and approval process typically occurs in connection with the regularly scheduled meeting of the Board in the first quarter of the fiscal year, generally scheduled at least several months in advance. The Board and the Compensation Committee do not schedule the approval or granting of long-term incentive awards in anticipation of the release of material non-public information (“MNPI”) and do not take MNPI into account when determining the timing and terms of such awards, and the Company does not time the release of MNPI based on the grant dates of our long-term incentive awards. The Company has not timed the disclosure of MNPI for the purpose of affecting the value of its executive’s compensation.
In 2024, we did not grant equity awards to any of named executive officers within four business days before or one business day after the release of material non-public information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of shares of common stock as of April 21, 2025:
•each person known by us to be the beneficial owner of more than 5% of common stock;
•each of our named executive officers and directors; and
•all of our executive officers and directors as a group.
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
The beneficial ownership of shares of common stock is calculated based on 197,900,285 shares of common stock outstanding as of April 21, 2025.
Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock.

Name and Address of Beneficial Owner	Number of shares	% of Total Voting Power
Directors and Named Executive Officers of LanzaTech(1)
Dr. Jennifer Holmgren(2)	6,364,161	2.62%
Joseph C. Blasko(3)	194,976	*
Aura Cuellar(4)	105,917	*
Barbara Byrne	52,467	*
Reyad Fezzani	—	—
Jill Frizzley	—	—
Nigel Gormly	52,467	*
Dorri McWhorter	52,467	*
Jim Messina(5)	1,172,925	*
Thierry Pilenko	—	—
Gary Rieschel	332,339	*
All Directors and Executive Officers of LanzaTech as a Group (18 individuals)	10,961,241	4.51%
Five Percent Holders:
Carbon Direct Capital(6)	44,968,002	18.52%**
Khosla Ventures(7)	42,867,361	17.65%
Guardians of New Zealand Superannuation(8)	33,263,337	13.70%
Sinopec Capital Co., Ltd.(9)	17,112,976	7.05%
__________________
*Less than one percent.
**    Percentage calculated based on the sum of 197,900,285 shares outstanding as of April 21, 2025 and 44,968,002 shares issuable upon conversion of the convertible note in accordance with Rule 13d-3(d)(1)(i).
(1) Unless otherwise noted, the business address of each of the following individuals is 8045 Lamon Avenue, Suite 400, Skokie, Illinois 60077.

(2) Consists of (i) 3,154,003 shares of common stock and (ii) 2,908,844 shares of common stock subject to options exercisable within 60 days of April 21, 2025.
(3) Consists of 194,976 shares of common stock subject to options exercisable within 60 days of April 21, 2025.
(4) Consists of 105,917 shares of common stock subject to options exercisable within 60 days of April 21, 2025.
(5) Consists of (i) 537,391 shares of common stock and (ii) 635,534 subject to options exercisable within 60 days of April 21, 2025.
(6) Based solely on the Schedule 13D/A filed with the SEC on April 4, 2025 by Carbon Direct Fund II Blocker I LLC, Carbon Direct II GP LLC, and Carbon Direct Capital Management LLC (collectively, “Carbon Direct Capital”), Carbon Direct Capital may be deemed to be the beneficial owner of 44,968,002 shares of common stock issuable upon conversion of convertible notes held by Carbon Direct Fund II Blocker I LLC. As of April 3, 2025,each of the Carbon Direct Capital entities had the sole power to vote or direct the vote of no shares of common stock, had the shared power to vote or direct the vote of 44,968,002 shares of common stock, had the sole power to dispose or direct the disposition of no shares of common stock, and had the shared power to dispose or direct the disposition of 44,968,002 shares of common stock. The business address of Carbon Direct Capital Management LLC and the other entities listed in this footnote is 17 State Street, 6th Floor, New York, New York 10004.
(7) Based solely on the Schedule 13D filed with the SEC on February 21, 2023 by Khosla Ventures III, L.P. (“KV III”), Khosla Ventures Associates III, LLC (“KVA III”), VK Services, LLC (“VK Services”) and Vinod Khosla. The general partner of KV III is KVA III. VK Services is the sole manager of KVA III. Vinod Khosla is the managing member of VK Services. Each of Vinod Khosla, VK Services and KVA III possesses power to direct the voting and disposition of the shares owned by KVA III, and each of KVA III, VK Services and Khosla may be deemed to have indirect beneficial ownership of such shares. As such, (i) each of KV III, KVA III and VK Services may be deemed to be the beneficial owners having shared voting power and shared investment power over 13,875,332 shares of common stock, and (ii) Vinod Khosla may be deemed to be the beneficial owner having shared voting power and shared investment power over 42,867,361 shares of common stock, and each disclaims beneficial ownership of such securities except to the extent of his or its pecuniary interest therein. The business address of Vinod Khosla and each of the other entities listed in this footnote is 2128 Sand Hill Road, Menlo Park, CA 94025.
(8) Based solely on the Schedule 13G filed with the SEC on February 21, 2023 by Guardians of New Zealand Superannuation. Consists of shares of common stock held by Guardians of New Zealand Superannuation, as the manager and administrator of the New Zealand Superannuation Fund. Matt Whineray, Chief Executive Officer, has direct voting and investment power over these shares. The business address of Guardians of New Zealand Superannuation is 21 Queen Street Level 12, Auckland 1010, New Zealand.
(9) Any action by Sinopec Capital Co., Ltd. with respect to its shares, including voting and dispositive decisions, requires a vote of three out of the five members of its investment team. Under the so-called “rule of three,” because voting and dispositive decisions are made by three out of the five members of the investment team, none of the members is deemed to be a beneficial owner of securities held by Sinopec Capital Co., Ltd. Accordingly, none of the members of the investment team is deemed to have or share beneficial ownership of the shares held by Sinopec Capital Co., Ltd. The business address of Sinopec Capital Co., Ltd. is 22nd Floor, World Financial Center East Tower, 1 East 3rd Ring Middle Road, Chaoyang District, Beijing, China.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Related Party Transactions
Since the beginning of the Company’s 2024 fiscal year, the Company has not had any new related person transactions except for the below currently proposed transaction:
Carbon Direct Capital
On April 3, 2025, our Board received a preliminary, nonbinding proposal from Carbon Direct Capital Management LLC (“Carbon Direct Capital”) to acquire all of the outstanding shares of the Company’s common stock for $0.02 per share (the “Take-Private Proposal”). Carbon Direct Capital is the holder of the Company’s outstanding $40.2 million Convertible Note, excluding payment-in-kind interest from the issue date, which upon conversion, would entitle it to receive shares of common stock representing approximately 14.6% of our common stock based on the total number of shares of common stock of the Company outstanding on April 21, 2025 (see Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Sources and Uses of Capital” in the Original 10-K). The Strategic Committee of the Board (the “Strategic Committee”) is currently reviewing, evaluating and negotiating the Take-Private Proposal in consultation with the Company’s financial advisor and legal counsel. There is no guarantee that the Take-Private Proposal will be accepted by the Strategic Committee or the Board, that definitive documentation relating to any such transaction will be executed, or that a transaction will be consummated in accordance with that documentation, if at all.
Director Independence
As required by Nasdaq listing standards, a majority of the members of the Board must qualify as “independent,” as affirmatively determined by the Board. The Board consults with legal counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable Nasdaq listing standards.
We adhere to the rules of Nasdaq in determining whether a director is independent. The Nasdaq listing standards generally define an “independent director” as a person who is not an executive officer or employee, or who does not have a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out his or her responsibilities as a director. The Board has determined that Barbara Byrne, Reyad Fezzani, Jill Frizzley, Nigel Gormly, Dorri McWhorter, Jim Messina, Thierry Pilenko and Gary Rieschel are independent directors of the Company. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34). The following table presents the aggregate fees billed or accrued for professional services rendered by Deloitte & Touche LLP during the last two fiscal years:

Type	2024		2023
Audit Fees	$2,203,592		$2,409,666
Audit-Related Fees	—		—
Tax Fees	—		—
All Other Fees	—		68,805
Total Fees	$2,203,592	$2,203,592	$2,478,471
Audit Fees - These fees are associated with professional services rendered for the audit of our consolidated financial statements, audit of the Company’s internal controls over financial reporting in 2024 and 2023, reviews of our quarterly financial statements, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings made by the Company.
All Other Fees – These fees are associated with a preliminary gap assessment of the Company’s internal controls over financial reporting.
Audit Committee’s Pre-Approval Policies and Procedures
Before our independent registered public accounting firm is engaged by us to render audit or non-audit services, each such engagement is approved by our Audit Committee. From time to time, our Audit Committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount. The Audit Committee pre-approved all services performed by, and fees paid to, our independent registered public accounting firm during fiscal years 2024 and 2023.
Our Audit Committee may delegate the authority to approve any audit or non-audit services to be provided to us by our registered public accounting firm to one or more subcommittees (including a subcommittee consisting of a single member). Any approval of services by a subcommittee of our Audit Committee pursuant to this delegated authority is reported at the next meeting of our Audit Committee.

PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements
No financial statements or supplemental data are filed with this Amendment. See Index to Financial Statements and Supplemental Data of the Original 10-K.
(2)Financial Statement Schedules.
No financial statements or supplemental data are filed with this Amendment. See Index to Financial Statements and Supplemental Data of the Original 10-K.
(3)Exhibits.
The following list of exhibits includes exhibits submitted with this Amendment as filed with the SEC and those incorporated by reference to other filings.

Exhibit	Description
10.43+ # †	Executive Employment Agreement, by and between LanzaTech, Inc. and Aura Cuellar, dated as of January 26, 2023.
10.44+ †	Executive Employment Agreement, by and between LanzaTech, Inc. and Joe Blasko, dated as of February 13, 2023.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on April 30, 2025.

LANZATECH GLOBAL, INC.
By: /s/ Jennifer Holmgren, Ph.D.
Name: Jennifer Holmgren, Ph.D.
Title: Chief Executive Officer and Director
(Principal Executive Officer)

By: /s/ Justin Pugh
Name: Justin Pugh
Title: Chief Financial Officer
(Principal Financial Officer)