Form 10-Q
period 2025-03-31
LanzaTech Global, Inc.
filed 2025-05-19
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 231,964,989 shares of common stock as of May 15, 2025.

LANZATECH GLOBAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Form 10-Q” or “Quarterly Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. This includes, without limitation, statements regarding the financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements, and are not guarantees of performance. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Quarterly Report, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements.
Forward-looking statements may include, for example, statements about:
•our ability to continue operations as a going concern;
•our ability to obtain the stockholder approvals necessary to consummate the transactions contemplated by the Series A Convertible Senior Preferred Stock Purchase Agreement, dated May 7, 2025 (the “PIPE Purchase Agreement”);
•our ability to attract new investors and raise substantial additional financing to fund our operations and/or execute on our other strategic options;
•our ability to regain compliance with the listing rules of the Nasdaq Stock Market LLC (“Nasdaq”) and maintain the listing of our securities on Nasdaq;
•our ability to execute on our business strategy and achieve profitability;
•our ability to attract, retain and motivate qualified personnel;
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
•our ability to increase our revenue from engineering services, sales of equipment packages and sales of CarbonSmart products and to improve our operating results; and
•our ability to remediate the material weaknesses in our internal control over financial reporting and to maintain effective internal controls.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report.
These forward-looking statements are based on our current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, “Item 1A- Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025 (the “2024 Annual Report”), in addition to those discussed elsewhere in this Quarterly Report. Moreover, we operate in a competitive industry, and new risks emerge from time to time. It is not possible for management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report.
The forward-looking statements included in this Quarterly Report are made only as of the date hereof. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. LanzaTech Global, Inc. (collectively referred to herein as “the Company”, “LanzaTech”, “we”, “us”, “our”) does not undertake any obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in expectations, except as required by law.
You should read this Quarterly Report and the documents that have been filed as exhibits to the Quarterly Report with the understanding that the actual future results, levels of activity, performance, events and circumstances of LanzaTech may be materially different from what is expected.

LANZATECH GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)
Item 1. Financial Statements

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$13,778	$43,499
Held-to-maturity investment securities	7,411	12,374
Trade and other receivables, net of allowance	9,058	9,456
Contract assets	13,267	18,975
Other current assets	14,157	15,030
Total current assets	57,671	99,334
Property, plant and equipment, net	20,225	22,333
Right-of-use assets	28,482	26,790
Equity method investment	—	4,363
Equity security investment	14,990	14,990
Other non-current assets	4,467	6,873
Total assets	$125,835	$174,683
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,434	$5,289
Other accrued liabilities	7,506	8,876
Warrants	549	3,531
Fixed Maturity Consideration and current FPA Put Option liability	4,123	4,123
Contract liabilities	5,291	6,168
Accrued salaries and wages	2,451	2,302
Current lease liabilities	166	158
Total current liabilities	26,520	30,447
Non-current lease liabilities	30,144	30,619
Non-current contract liabilities	5,433	5,233
FPA Put Option liability	30,015	30,015
Brookfield SAFE liability	—	13,223
Brookfield Loan liability	18,416	—
Convertible Note	15,969	51,112
Other long-term liabilities	512	587
Total liabilities	127,009	161,236
Shareholders’ Equity
Common stock, $0.0001 par value, 600,000,000 and 600,000,000 shares authorized; 197,897,580 and 194,915,711 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	19	19
Additional paid-in capital	983,991	981,638
Accumulated other comprehensive income	3,648	1,393
Accumulated deficit	(988,832)	(969,603)
Total shareholders’ equity	(1,174)	13,447
Total liabilities and shareholders' equity	$125,835	$174,683
See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Contracts with customers and grants	$3,057	$6,250
CarbonSmart product sales	4,204	863
Collaborative arrangements	1,050	2,223
Related party transactions	1,172	908
Total revenues	9,483	10,244
Costs and operating expenses:
Contracts with customers and grants(1)	2,902	4,998
CarbonSmart product sales(1)	4,136	919
Collaborative arrangements(1)	461	796
Related party transactions(1)	14	57
Research and development expense	16,494	17,061
Depreciation expense	781	1,530
Selling, general and administrative expense	15,748	11,037
Total cost and operating expenses	40,536	36,398
Loss from operations	(31,053)	(26,154)
Other income (expense):
Interest income, net	438	1,148
Other income, net	17,918	179
Total other income, net	18,356	1,327
Loss before income taxes	(12,697)	(24,827)
Income tax expense	—	—
Loss from equity method investees, net	(6,532)	(681)
Net loss	$(19,229)	$(25,508)

Other comprehensive loss:
Changes in credit risk of fair value instruments	2,696	—
Foreign currency translation adjustments	(441)	42
Comprehensive loss	$(16,974)	$(25,466)

Net loss per common share - basic and diluted	$(0.10)	$(0.13)
Weighted-average number of common shares outstanding - basic and diluted	196,514,267	196,974,508
(1)exclusive of depreciation

See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2024	194,915,711	$19	$981,638	$(969,603)	$1,393	$13,447
Stock-based compensation expense	—	—	2,353	—	—	2,353
Net loss	—	—	—	(19,229)	—	(19,229)
Issuance of common stock upon exercise of warrants and vesting of RSUs	2,981,869	—	—	—	—	—
Other comprehensive income, net	—				2,696	2,696
Foreign currency translation	—	—	—	—	(441)	(441)
Balance as of March 31, 2025	197,897,580	$19	$983,991	$(988,832)	$3,648	$(1,174)

See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited, in thousands, except share data)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balance as of December 31, 2023	196,642,451	$19	$943,960	$(831,872)	$2,364	$114,471
Stock-based compensation expense	—	—	2,625	—	—	2,625
Net loss	—	—	—	(25,508)	—	(25,508)
Issuance of common stock upon exercise of options	1,083,026	—	234	—	—	234
Repurchase of equity instruments	—	—	(48)	—	—	(48)
Foreign currency translation	—	—	—	—	42	42
Balance as of March 31, 2024	197,725,477	$19	$946,771	$(857,380)	$2,406	$91,816

See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(19,229)	$(25,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,280	2,529
Gain on change in fair value of SAFE and warrant liabilities	(2,932)	(13,277)
Loss on Brookfield SAFE extinguishment	6,216	—
Loss on change in fair value of the Brookfield Loan	11,426	—
Loss on change in fair value of the FPA Put Option and the Fixed Maturity Consideration liabilities	—	13,045
Gain on change in fair value of Convertible Note	(35,143)	—
Provisions for losses on trade and other receivables, net of recoveries	126	—
Depreciation of property, plant and equipment	781	1,530
Amortization of discount on debt security investment	(37)	(360)
Non-cash lease expense	490	496
Non-cash recognition of licensing revenue	(1,108)	(641)
Loss from equity method investees, net	6,532	681
Unrealized (Gain)/Loss on net foreign exchange	275	(224)
Changes in operating assets and liabilities:
Accounts receivable, net	240	645
Contract assets	5,837	(1,029)
Accrued interest on debt investment	32	(177)
Other assets	895	(3,012)
Accounts payable and accrued salaries and wages	1,171	(2,207)
Contract liabilities	463	616
Operating lease liabilities	(467)	(485)
Other liabilities	1,051	(911)
Net cash used in operating activities	(21,101)	(28,289)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(713)	(1,480)
Proceeds from maturity of debt securities	5,000	10,700
Net cash provided by investing activities	4,287	9,220
Cash Flows From Financing Activities:
Proceeds from issue of equity instruments of the Company	—	234
Repurchase of equity instruments of the Company	—	(48)
Partial settlement of the Brookfield Loan	(12,500)	—
Net cash (used in)/provided by financing activities	(12,500)	186
Effects of currency translation on cash, cash equivalents and restricted cash	(389)	48
Net decrease in cash, cash equivalents and restricted cash	(29,703)	(18,835)
Cash, cash equivalents and restricted cash at beginning of period	45,737	76,284
Cash, cash equivalents and restricted cash at end of period	$16,034	$57,449

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable	$255	$141
Extinguishment of the Brookfield SAFE	13,274	—
Issuance of the Brookfield Loan	(19,490)	—
See the accompanying Notes to the Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business
LanzaTech Global, Inc., formerly known as AMCI Acquisition Corp. II (“AMCI”) prior to February 8, 2023 (the “Closing Date”) was incorporated as a Delaware corporation on January 28, 2021. On March 8, 2022, LanzaTech NZ, Inc. (“Legacy LanzaTech”) entered into an Agreement and Plan of Merger with AMCI and AMCI Merger Sub, Inc. a Delaware corporation and a wholly owned subsidiary of AMCI (“Merger Sub”). On February 8, 2023, Legacy LanzaTech completed its business combination with AMCI by which Merger Sub merged with and into Legacy LanzaTech, with Legacy LanzaTech continuing as the surviving corporation and as a wholly owned subsidiary of AMCI (the “Business Combination”).

The reporting entity is LanzaTech Global, Inc. and its subsidiaries (collectively referred to herein as “the Company”, “LanzaTech” “we”, “us”, “our”). The Company’s common stock trades under the ticker symbol “LNZA” and its Public Warrants trade under the ticker symbol “LNZAW” on the Nasdaq Stock Market.
The Company is headquartered in Skokie, Illinois, USA. The Company is a nature-based carbon refining company that transforms waste carbon into the chemical building blocks for consumer goods such as sustainable fuels, fabrics, and packaging that people use in their daily lives. The Company’s customers leverage its proven proprietary gas fermentation technology platform to convert certain feedstocks, including waste carbon gases, into sustainable fuels and chemicals such as ethanol. The Company performs related services such as feasibility studies, engineering services, and research and development (“R&D”) in biotechnology for commercial and government entities. The Company also purchases low carbon chemicals produced at customer facilities employing the Company’s technology and sells them under the brand name CarbonSmart. The Company has also been developing the capabilities to produce single cell protein as a primary product from its gas fermentation platform.
As of March 31, 2025, the Company’s technology was operated by licensees at four commercial-scale ethanol plants in China, one plant in Belgium, one in the commissioning phase in India, with others currently in development in various countries.
Unless otherwise indicated, amounts in these unaudited interim financial statements are presented in thousands, except for share and per share amounts.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. Intercompany transactions and balances have been eliminated in consolidation. All adjustments to the unaudited interim consolidated financial statements are of a normal, recurring nature and, in the opinion of management, are necessary for a fair presentation of results for these interim periods. Revenues and expenses are subject to fluctuations and accordingly, quarterly interim results may not be indicative of full year results.
Going Concern
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP and assume the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business.
The Company has recurring net losses and anticipates continuing to incur losses. The Company had cash and cash equivalents of $13,778, short-term held-to-maturity debt securities of $7,411 and accumulated deficit of $(988,832) as of March 31, 2025, along with cash outflows from operations of $(21,101) and net loss of $(19,229) for the three months ended March 31, 2025. The Company has historically funded its operations through the Business Combination, issuances of equity securities, debt financing, as well as from revenue generating activities with commercial and governmental entities.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In light of the Company’s operating requirements and projected capital expenditure under its current business plan, the Company is projecting that its existing cash and short-term debt securities will not be sufficient to fund its operations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
The Company is focusing on streamlining its business priorities, taking actions to reduce its cost structure and evaluating other liquidity enhancing initiatives, including pursuing capital raising, partnership or asset-related opportunities, and other strategic options. In accordance with Accounting Standards Update ("ASU") No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40),” management has evaluated in aggregate the conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of these unaudited consolidated financial statements and has determined that the Company’s ability to continue as a going concern is dependent on its ability to raise significant amounts of additional capital, implement other strategic options, and execute its business plan.
On May 7, 2025 (the “PIPE Closing Date”), LanzaTech Global, Inc. (the “Company”) and LanzaTech Global SPV, LLC, an entity controlled by an existing investor (the “PIPE Purchaser”), entered into a Series A Convertible Senior Preferred Stock Purchase Agreement (the “PIPE Purchase Agreement”) pursuant to which the Company agreed to issue and sell 20,000,000 shares of its preferred stock designated as “Series A Convertible Senior Preferred Stock”, par value of $0.0001 per share (“Series A Preferred Stock”), to the PIPE Purchaser for an aggregate purchase price of $40.0 million (the “Series A Preferred Stock Issuance”), subject to certain closing conditions described therein. The Series A Preferred Stock Issuance was consummated on the PIPE Closing Date. In connection with the Series A Preferred Stock Issuance, the Company’s $40.2 million aggregate principal amount of outstanding Convertible Note due 2029 (the “Convertible Note”), plus accrued and unpaid interest thereon, was converted into 34,054,337 shares of common stock, par value $0.0001 per share (“common stock”), of the Company pursuant to the mandatory conversion provision of the Convertible Note. Pursuant to the PIPE Purchase Agreement, the Company also agreed to issue and sell to the PIPE Purchaser, no later than May 31, 2025, warrants (the “PIPE Warrants”) to purchase an aggregate of 780,000,000 shares (“PIPE Warrant Shares”) of common stock at an exercise price equal to $0.0000001 per PIPE Warrant Share (subject to adjustments in certain events and to be no less than par value of the common stock) and the other terms to be set forth in a warrant agreement (the “PIPE Warrant Agreement”).
Subject only to obtaining requisite stockholder approvals, the Company also agreed to use its reasonable best efforts to consummate a bona fide financing pursuant to which the Company sells common stock to one or more accredited investors reasonably satisfactory to the holders of a majority of the outstanding Series A Preferred Stock (the “Majority Holders”), at a price per share of $0.05 (subject to adjustment in certain events), payable in cash, with an aggregate original issue price of not less than $35.0 million and not more than $60.0 million, on terms and conditions reasonably satisfactory to the Majority Holders (the “Subsequent Financing”). The PIPE Purchase Agreement provides that the Subsequent Financing must be consummated, if at all, no later than 10 business days following receipt of requisite stockholder approvals. If the requisite stockholder approvals are not received and there is not a sufficient number of shares of the Company’s common stock duly authorized for the exercise of the PIPE Warrants and the consummation of the Subsequent Financing, the Company will be required to offer to redeem all of the then-outstanding shares of Series A Preferred Stock at a price per share equal to 1.5x its liquidation value. The Company can provide no assurance that it will have sufficient liquidity to make this payment if required to do so or that it will be able to secure such Subsequent Financing in a timely manner, on favorable terms or at all.
The Company is actively pursuing the above actions. However, because obtaining the requisite stockholder approvals and receipt of the Subsequent Financing described above are subject to market and other conditions not within the Company’s control, management has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Significant Accounting Policies
Our significant accounting policies are included in Note 2 of the Notes to our Audited Consolidated Financial Statements included in LanzaTech’s Annual Report on Form 10-K for the year ended December 31, 2024.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognized over time, the Simple Agreement for Future Equity with Brookfield (the “Brookfield SAFE”), the Brookfield Loan (as defined below), the Forward Purchase Agreement (“FPA”), the Convertible Note and the Private Placement Warrants (as defined below).
The Company uses the input method where revenue is recognized on the basis of the Company’s efforts or inputs to the satisfaction of a performance obligation (for example, resources consumed, labor hours expended, costs incurred, time elapsed, or machine hours used) relative to the total expected inputs to the satisfaction of that performance obligation. Under the input method, the Company exercises judgment and estimation when selecting the most indicative measure of such performance.
Most of our arrangements provide fixed consideration, however, when there are variable consideration elements, the Company estimates the transaction price and whether revenue should be constrained. Refer to “Revenue Recognition” below.
Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had $13,778 and $43,499 of cash and cash equivalents, respectively.
Restricted Cash
The Company is required to maintain a cash deposit with a bank which consists of collateral on certain travel and expense programs maintained by the bank. The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of March 31, 2025 and December 31, 2024.

	As of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$13,778	$43,499
Restricted cash (presented within Other current assets)	2,256	2,238
Cash, cash equivalents and restricted cash	$16,034	$45,737
Forward Purchase Agreement
On February 3, 2023, the Company entered into a FPA with ACM ARRT H LLC (“ACM”). On the same date, ACM partially assigned its rights under the FPA to Vellar Opportunity Fund SPV LLC - Series 10 (“Vellar”). ACM and Vellar are together referred to as the “Purchasers.” Pursuant to the FPA, the Purchasers obtained 5,916,514 common shares (“Recycled Shares”) on the open market for approximately $10.16 per share (“Redemption Price”), and the purchase price of $60,096 was funded by the use of AMCI trust account proceeds as a partial prepayment (“Prepayment Amount”) for the FPA redemption three years from the date of the Business Combination (the “ FPA Maturity Date”). The FPA Maturity Date may be accelerated, at the Purchasers’ discretion, if the Company’s volume-weighted average share price is below $3.00 per share for any 50 trading days during a 60 consecutive trading-day period (the “VWAP Condition”) or if the Company is delisted. The Purchasers have the option to early terminate the arrangement in whole or in part by providing optional early termination notice to the Company (the “Optional Early Termination”). For those shares early terminated (the “Terminated Shares”), the Purchasers will owe the Company an amount equal to the Terminated Shares times the Redemption Price, which may be reduced in the case of certain dilutive events (“Reset Price”).

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
2) The “FPA Put Option” which includes both the in-substance written put option and the portion of the Maturity Consideration in excess of the Minimum Maturity Consideration (as defined below) (the “Variable Maturity Consideration”). The FPA Put Option is a derivative instrument the Company has recorded as a liability and measured at fair value. The initial fair value of the FPA Put Option and subsequent changes in fair value of the FPA Put Option are recorded within other income, net on the consolidated statements of operations and comprehensive loss.
3) The “Fixed Maturity Consideration,” which includes the minimum portion of the Maturity Consideration (the “Minimum Maturity Consideration”), calculated as (1) 7,500,000 less 5,916,514 multiplied by (2) $2.00 or $3,167, and the Share Consideration. Both the Minimum Maturity Consideration and the Share Consideration are considered to be free-standing debt instruments and as both will be paid on the same terms and at the same time, these are accounted for together. The Company has elected to measure these using the FVO under ASC 825, Financial Instruments (“ASC 825”). The Fixed Maturity Consideration was recorded as a long-term liability on the consolidated balance sheets as of December 31, 2023, and was reclassified as described below as of September 30, 2024. The initial fair value of the Fixed Maturity Consideration and subsequent changes in fair value of the Fixed Maturity Consideration are recorded within other income, net on the consolidated statements of operations and comprehensive loss.
In relation to the FPA, the Company’s volume-weighted average share price was below $3.00 per share for 50 trading days during the 60-day consecutive trading period ended on July 1, 2024 (the “VWAP Trigger Event”). On July 22, 2024, Vellar notified the Company of a VWAP Trigger Event, purporting to accelerate the FPA Maturity Date of its portion of the Recycled Shares (i.e., 2,999,000 shares) to July 22, 2024. It subsequently delivered to the Company a notice of default under the FPA. On July 24, 2024, the Company filed suit against Vellar under the FPA, primarily in connection with Vellar’s sale of Recycled Shares (see Note 14 - Commitments and Contingencies). As a result, the Company reclassified the Maturity Consideration and the Share Consideration to current liabilities on the consolidated balance sheets and the FPA Put Option excluding the Variable Maturity Consideration portion remained in long-term liabilities.
In October 2024, ACM accelerated the FPA Maturity Date with respect to its portion of the FPA in connection with the VWAP Trigger Event, and the Company fully satisfied its obligation to ACM in accordance with the FPA’s provisions.
Refer to Note 8 - Forward Purchase Agreement for further details on the FPA.
Convertible Note
On August 5, 2024, the Company entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement”) with Carbon Direct Fund II Blocker I LLC (“Carbon Direct Capital”) pursuant to which the Company agreed to sell and issue to Carbon Direct Capital and other purchasers in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $150,000 of convertible notes. On

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 6, 2024, the Company issued and sold a principal amount of $40,150 of convertible notes to Carbon Direct Capital pursuant to the Convertible Note Purchase Agreement (the “Convertible Note”).

The Company has elected the fair value option for the Convertible Note at issuance, under ASC 825. Under this option, the Convertible Note is initially recognized at its fair value as a long-term liability on the consolidated balance sheets with subsequent changes in fair value reflected in earnings. Interest expense is not recognized separately; rather, the change in the fair value of the debt, inclusive of interest, market risk, and other factors affecting valuation, is recorded in the consolidated statements of operations and comprehensive loss as a component of other income, net. However, the change in fair value attributable to the change in the instrument-specific credit risk is presented separately in other comprehensive income. See Note 7 - Convertible Note.
On May 7, 2025, the Company consummated a Qualified Equity Financing with the Series A Preferred Stock Issuance, resulting in the conversion of the Convertible Note into 34,054,337 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note. See Note 15 – Subsequent Events.
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
Revenue Recognition
The Company recognizes revenue from exchange transactions in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and grants from non-customers. The Company primarily earns revenue from services related to biorefining (formerly known as carbon capture and transformation) which includes techno-economic feasibility studies and basic engineering design of commercial plants, licensing of technologies and sales of biocatalysts (microbes and media). The other two revenue streams are: (1) joint development and contract research activities to develop and optimize novel biocatalysts, related processes and technologies, and (2) supply of chemical building blocks, such as ethanol, made using the Company’s proprietary technologies (referred to as CarbonSmart).
Revenue is measured based on the consideration specified in a contract with a customer. The Company records taxes collected from customers and remitted to governmental authorities on a net basis. The Company’s payment terms are generally between 30-60 days and can vary by customer type and products offered. Management has evaluated the terms of the Company’s arrangements and determined that they do not contain significant financing components.
Biorefining
The Company provides feasibility studies and basic design and engineering services used for detailed design, procurement, and construction of commercial plants that utilize the Company’s technologies, along with the sale of microbes and media. The services provided are recognized as a performance obligation satisfied over time. Revenue is

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Joint Development and Contract Research
The Company performs R&D services related to novel technologies and development of biocatalysts for commercial applications, mainly to produce fuels and chemicals. The Company engages in two main types of R&D services – joint development agreements (“JDA”), and contract research, including projects with the U.S. Department of Energy and other U.S. or foreign government agencies. Such services are recognized as a performance obligation satisfied over time. Revenue is recognized based on milestone completion, when payments are contingent upon the achievement of such milestones, or based on percentage-completion method when enforceable rights to payment exist. When no milestones or phases are clearly defined, management has determined that the cost incurred, input method, is an appropriate measure of progress because services are rendered to satisfy the performance obligations. The Company estimates its variable consideration under the expected value method.
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
Cost of Revenues

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s R&D, engineering, and other direct costs of services and goods related to revenue agreements with customers, related parties, and collaborative partners represent cost of revenues. Costs include both internal and third-party fixed and variable costs and include materials, supplies, labor, and fringe benefits.
Research and Development
The Company expenses as incurred costs associated with R&D activities other than those related to revenue agreements or those eligible for capitalization under applicable guidance.
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company’s customers and grant providers from outside of the United States for the three months ended March 31, 2025 and 2024 was approximately 69% and 56%, respectively.
As of each of March 31, 2025 and December 31, 2024, approximately 36% of trade accounts receivable and unbilled accounts receivable were due from customers and grant providers located outside the United States. As of March 31, 2025 and December 31, 2024, the value of property, plant, and equipment outside the United States was immaterial.
The Company’s revenue by geographic region based on the contracting entities’ location is presented in Note 4 - Revenues.
Our largest contracting entities represent 10% or greater of revenue and were as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Customer A	—%	18%
Customer B	—%	11%
Customer C	9%	11%
Customer D	1%	10%
Customer E	10%	8%
Customer F	11%	7%
Customer G	31%	—%

Recently Issued Accounting Pronouncements, Not Yet Adopted
ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”)
In November 2024 and January 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” and ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” respectively, which clarified the effective date of ASU 2024-03. The ASU will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The standards are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the adoption of the standard on its financial statement disclosures.
ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”)
In December 2023, the FASB issued ASU No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to help investors better assess how a company’s operations and related tax risks and tax planning and operational

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

opportunities affect the Company’s tax rate and prospects for future cash flows. ASU 2023-09 improves disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The standard is effective for the Company starting in annual periods in 2025. The Company will incorporate required disclosures in its annual financial statements for the year ending December 31, 2025.

Note 3 — Net Loss Per Share
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
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss for basic and diluted earnings per common share	$(19,229)	$(25,508)
Weighted-average shares used in calculating net loss per share, basic and diluted	196,514,267	196,974,508
Net loss per common share, basic and diluted(1)	$(0.10)	$(0.13)
__________________
(1)In periods in which the Company reports a net loss, all common stock equivalents are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share.
As of March 31, 2025 and 2024, common stock equivalents not included in the computation of loss per share because their effect would be antidilutive included the following:

	March 31,
	2025	2024
Options	18,194,919	16,167,460
RSUs	5,912,988	5,944,771
Convertible Note	34,054,337	—
Brookfield SAFE	—	5,000,000
Warrants	15,005,508	16,657,686
Total	73,167,752	43,769,917

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Revenues
Disaggregated Revenue
The following table presents disaggregated revenue in the following categories (in thousands):

	Three Months Ended March 31,
	2025	2024
Contract Types:
Licensing	$1,051	$580
Engineering and other services	1,802	4,456
Biorefining revenue	$2,853	$5,036

Joint development agreements	1,050	2,872
Contract research	1,376	1,473
Joint development and contract research revenue	$2,426	$4,345

CarbonSmart product	4,204	863

Total Revenue	$9,483	$10,244

The following table presents revenue from partners in collaborative arrangements and from grant contributions which are included in the table above as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue from partners in collaborative agreements included in the Joint development agreements above	$1,050	$2,223
Revenue from grant contributions included in Engineering and other services above	55	1,156
Revenue by Geographic Location
The following table presents disaggregation of the Company’s revenues by customer location for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
North America	$2,965	$4,458
Europe, Middle East, Africa (EMEA)	2,510	4,580
Asia	4,008	1,206
Total Revenue	$9,483	$10,244

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract balances
The following table provides changes in contract assets and liabilities (in thousands):

	Current Contract Assets	Current Contract Liabilities	Non-current Contract Liabilities
Balance as of December 31, 2024	$18,975	$6,168	$5,233
Additions to unbilled accounts receivable	4,435	—	—
Increases due to consideration received	—	1,253	—
Unbilled accounts receivable recognized in trade receivables	(10,272)	—	—
Increase on revaluation on currency	129	—	202
Reclassification from long-term to short-term	—	2	(2)
Reclassification to revenue as a result of performance obligations satisfied	—	(2,132)	—
Balance as of March 31, 2025	$13,267	$5,291	$5,433
The decrease in contract assets was mostly due to billing certain customers and government entities for engineering and other services that were previously recorded as contract assets. As of March 31, 2025 and December 31, 2024 the Company had $9,058 and $9,456, respectively, of billed accounts receivable, net of allowance.
The decrease in current contract liabilities was primarily due to the reclassification due to the satisfaction of performance obligations, while the increase in non-current contract liabilities was primarily due to revaluation of foreign exchange currency.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, including unearned revenue to be recognized in future periods. Transaction price allocated to remaining performance obligations is influenced by factors such as project size, duration, contract modifications, and customer-specific acceptance rights. As of March 31, 2025, the Company had approximately $28,304 in contracted revenue remaining to be recognized, of which $18,972 is expected to be recognized in the next twelve months.

Note 5 — Investments
HTM Debt Securities
Held to maturity (“HTM”) debt securities are comprised of corporate debt securities. HTM debt securities are classified as short-term or long-term based upon the contractual maturity of the underlying investment.

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Accrued Interest
Short-term:
Corporate debt securities	$7,411	$—	$(1)	$7,410	$115
Total	$7,411	$—	$(1)	$7,410	$115

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Accrued Interest
Short-term:
Corporate debt securities	$12,374	$3	$(6)	$12,371	$83
Total	$12,374	$3	$(6)	$12,371	$83

The Company regularly reviews HTM securities for declines in fair values that are determined to be credit related. As of March 31, 2025 and December 31, 2024, the Company did not have an allowance for credit losses related to HTM securities.
Equity investments
As of March 31, 2025 and 2024, the Company’s equity investments consisted of the following (in thousands):

	As of
	March 31, 2025	December 31, 2024
Equity Method Investment in LanzaJet	$—	$4,363
Equity Security Investment in SGLT	14,990	14,990
Total Investment	$14,990	$19,353
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
On June 18, 2024, LanzaJet issued to LanzaTech 15,000,000 shares related to the sublicensing of the Company’s technology to a non-LanzaJet shareholder, as the first tranche of the additional consideration per the Investment Agreement. This was accounted for as revenue from contract modification with a cumulative catch-up, net of intra-entity profit elimination, and as an increase in the Company’s equity method investment in LanzaJet. As a result, LanzaTech’s ownership in LanzaJet increased to 37.01% as of June 30, 2024.
During the three months ended March 31, 2025 and 2024, the Company recognized revenue from this arrangement of $1,051 and $580 respectively, net of intra-entity profit elimination and has associated deferred revenue of $4,032 and $5,375 as of March 31, 2025 and December 31, 2024, respectively. Net intra-entity profits related to this arrangement were $292 and $92 for the three months ended March 31, 2025 and 2024, respectively. Intra-entity profits are amortized over a 15-year period through 2034.
In connection with the LanzaJet Note Purchase Agreement as described in Note 12 - Related Party Transactions, LanzaJet issued warrants that are exercisable for $0.01 by the holder when the related funds are drawn by LanzaJet. The warrants held by LanzaTech and other lenders meet the accounting criteria for in-substance common stock at the time the related note commitment is drawn by LanzaJet and the warrants become exercisable. LanzaTech committed proportionally fewer funds, and therefore received proportionally fewer warrants than the other investors. Accordingly, when warrants

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

held by other investors become exercisable (and meet the criteria for in-substance common stock), LanzaTech’s ownership is diluted. All warrants became exercisable during the year ended December 31, 2024, and for three months ended March 31, 2024 the Company recorded a gain on dilution of $77. No gain on dilution was recognized for the three months ended March 31, 2025. The Company’s ownership in LanzaJet as of March 31, 2025 was 36.33%.
The carrying value of the Company’s equity method investment in LanzaJet as of March 31, 2025 was zero compared to approximately $3,400 as of March 31, 2024. The zero basis was as a result of recording the Company’s portion of loss from equity method investee’s operations for the quarter.
In connection with a sublicense agreement to LanzaJet under the Company’s license agreement with Battelle Memorial Institute (“Battelle”), LanzaTech remains responsible for any failure by LanzaJet to pay royalties due to Battelle. The fair value of LanzaTech’s obligation under this guarantee was immaterial as of March 31, 2025 and 2024.
The following table presents summarized aggregated financial information of our equity method investment (in thousands):

	Three Months Ended March 31,
	2025	2024
Selected Statement of Operations Information:
Revenues	$2,327	$5,137
Gross profit	928	3,253
Net loss	(17,980)	(3,304)
Net loss attributable to the Company	$(6,532)	$(759)

	As of
	March 31, 2025	December 31, 2024
Selected Balance Sheet Information:
Current assets	$58,601	$79,060
Non-current assets	279,338	271,019
Current liabilities	(34,399)	(29,069)
Non-current liabilities	$(303,619)	$(303,352)

SGLT
On September 28, 2011, the Company contributed RMB 25,800 (approx. $4,000) in intellectual property in exchange for 30% of the registered capital of Beijing Shougang LanzaTech Technology Co., LTD (“SGLT”). Since then, the Company’s interest in SGLT’s registered capital has decreased to approximately 9.31% as a result of investment by new investors. The Company accounts for its investment in equity securities of SGLT using the alternative measurement principles as permitted under ASC 321, Investments - Equity Securities, because SGLT's fair value is not readily determinable. For the three months ended March 31, 2025 and 2024, there was no change in the recorded amount of the investment in SGLT.
As of March 31, 2025 and 2024, there were no impairments of equity investments. During the three months ended March 31, 2025 and 2024, the Company received no dividends from equity investments. See Note 12 - Related Party Transactions, for information on revenues, accounts receivable, contract assets and purchases and open accounts payable with the Company’s equity investments.

Note 6 — Brookfield Instruments

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 2, 2022, the Company entered into the Brookfield SAFE under which the Company agreed to issue to Brookfield the right to certain shares of its capital stock, in exchange for the payment of $50,000 (the “Initial Purchase Amount”). The Brookfield SAFE was legal form debt however it could be converted into a maximum number of shares of 5,000,000. Management elected to apply the Fair Value Option ("FVO") under ASC 825, Financial Instruments. As the Brookfield SAFE was accounted for under the FVO, the Brookfield SAFE was classified as a mark-to-market liability.
On the fifth anniversary of the Brookfield SAFE, LanzaTech was required to repay in cash the Initial Purchase Amount less any Non-Repayable Amount (the “Remaining Amount”), as well as interest on such Remaining Amount of 8.0%, compounded annually.
For each $50,000 of aggregate equity funding required for qualifying projects presented to Brookfield in accordance with the Brookfield Framework Agreement (discussed below), the Remaining Amount would be reduced by $5,000 (such cumulative reductions the “Non-Repayable Amount”) and converted into LanzaTech Shares at $10.00 per share. Interest on the corresponding amount would be forgiven. Each project presented must have met certain criteria in order to be considered a qualifying project.
On February 14, 2025, the Company and Brookfield terminated the Brookfield SAFE and all rights and obligations, and concurrently entered into the Brookfield Loan (as defined below). As of that date, the Brookfield SAFE had not converted as a qualifying financing had not occurred and no qualified project investments had been presented to Brookfield. The Framework Agreement, as described below, remains in full effect. Management considered the terms of the Brookfield SAFE and the Brookfield Loan to be substantially different per ASC 470-50 – Debt: Modifications and Extinguishments. As such, the exchange of instruments was accounted for as the extinguishment of the Brookfield SAFE and the recognition of a new debt instrument, “Brookfield Loan”. As of February 14, 2025, we recognized a loss of $6,216 on extinguishment of Brookfield SAFE in Other Expenses/Income on the consolidated statements of operations and comprehensive loss.
Brookfield Framework Agreement
On October 2, 2022, LanzaTech entered into a framework agreement with Brookfield (the “Brookfield Framework Agreement”). Under such agreement, LanzaTech agreed to exclusively offer Brookfield the opportunity to acquire or invest in certain projects to construct commercial production facilities employing carbon capture and transformation technology in the U.S., the European Union, the United Kingdom, Canada or Mexico for which LanzaTech is solely or jointly responsible for obtaining or providing equity financing, subject to certain exceptions. LanzaTech agreed to present Brookfield with projects that over the term of the agreement require equity funding of at least $500,000 in the aggregate. With respect to projects acquired by Brookfield, LanzaTech is entitled to a percentage of free cash flow generated by such projects determined in accordance with a hurdle-based return waterfall. Brookfield has no obligation under the Brookfield Framework Agreement to invest in any of the projects. There had been no investments in projects as of March 31, 2025 or 2024.
Brookfield Loan
On February 14, 2025, LanzaTech and Brookfield entered into a Loan Agreement (the “Brookfield Loan”), and concurrently terminated the Brookfield SAFE.
Under the Brookfield Loan and effective as of the termination of the Brookfield SAFE, Brookfield was deemed to have loaned to LanzaTech, and LanzaTech was deemed to have borrowed from Brookfield $60,031, representing the $50,000 initial amount under the Brookfield SAFE plus accrued interest at a rate of 8.00% per annum, compounded annually from October 2, 2022 to and including February 14, 2025. The Brookfield Loan accrues interest at a rate of 8.00% per annum, compounded annually, from February 14, 2025. The initial principal payment of $12,500 to Brookfield was due on or prior to February 21, 2025 and has been paid. Any remaining outstanding principal amount of the Brookfield Loan (the “Remaining Amount”), plus accrued interest will be repayable in cash upon the earlier of (i) October 3, 2027, (ii) the occurrence of certain change of control events or (iii) a breach of the Loan Agreement. In addition, for each $50,000 of aggregate equity funding required for qualifying projects presented to Brookfield in accordance with the Framework Agreement, $5,000 of the Remaining Amount will be deemed to be repaid.
The Brookfield Loan is legal form debt and management has elected to apply the FVO with the Brookfield Loan classified as a mark-to-market liability. As of March 31, 2025, no qualifying financing had yet occurred and no qualified project investments had been presented to Brookfield, therefore no portion of the Brookfield Loan was deemed repaid. As of March 31, 2025, the fair value of the Brookfield Loan was $18,416 and was recorded within the Brookfield Loan liability on the consolidated balance sheets.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refer to Note 9 - Fair Value Measurement for further details on the Brookfield SAFE and the Brookfield Loan’s fair value measurement and liabilities recorded as of March 31, 2025 and associated changes to their respective fair value for the three months ended March 31, 2025.
Note 7 — Convertible Note
On August 5, 2024, the Company entered into the Convertible Note Purchase Agreement pursuant to which the Company agreed to sell and issue to Carbon Direct Capital and other purchasers in a private placement transaction in one or more closings up to an aggregate principal amount of $150,000 of convertible notes. On August 6, 2024, the Company issued and sold $40,150 principal amount of convertible notes to Carbon Direct Capital pursuant to the Convertible Note Purchase Agreement. The gross proceeds from the initial closing were approximately $40,000 before deducting estimated offering expenses.
The Convertible Note bears interest at a fixed rate of 8.00% per annum, for which interest will be added to the outstanding principal amount of the Convertible Note on the last day of the applicable interest period (beginning on the date of issuance and ending on and including the earlier of (x) the anniversary date of such issuance and (y) the maturity date, the “Interest Period”); provided, however, that the Company is permitted to pay all interest payable during an Interest Period in cash pursuant to prior written notice to the Convertible Note holder.
The Convertible Note will mature on August 6, 2029 (the “Convertible Note Maturity Date”), unless earlier redeemed or converted in accordance with its terms. The Convertible Note is subject to mandatory conversion for shares of the Company’s common stock, par value $0.0001 per share, upon the completion by the Company of an equity financing prior to the Convertible Note Maturity Date that results in the Company receiving minimum gross proceeds in an amount that is equal to the greater of (i) $40,000 and (ii) 50% of the total principal amount under the outstanding convertible notes immediately following the final closing under the Convertible Note Purchase Agreement (a “Qualified Equity Financing”) at a conversion price equal to the lower of (i) the lowest per-share selling price per share in the Qualified Equity Financing, less a 10% discount and (ii) the Valuation Cap (as defined below). The Convertible Note is convertible at the option of the holder upon the completion by the Company of an equity financing prior to the Convertible Note Maturity Date that does not meet the definition of a Qualified Equity Financing (a “Non-Qualified Equity Financing”) at a conversion price equal to the lower of (i) the lowest per-share selling price in the Non-Qualified Equity Financing and (ii) the Valuation Cap. The Convertible Note is also convertible at the option of the holder any time prior to the Convertible Note Maturity Date at a conversion price equal to the Valuation Cap of $1.25 per share. The Valuation Cap is subject to adjustment based on the Company’s holdings in LanzaJet, and the conversion price in all cases is subject to adjustment for stock splits, reclassifications, redesignations, subdivisions, recapitalizations, and dividends. As of March 31, 2025, no Qualified Equity Financing nor Non-Qualifying Financing events had occurred.
The Company elected the fair value option to account for the Convertible Note. See Note 9 - Fair Value Measurement for further details on the liability recorded as of March 31, 2025 and associated losses in the change of its fair value for the three months ended March 31, 2025. Transaction costs associated with the Convertible Note were $3,169 and were recorded in selling, general and administrative expense of the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.
On May 7, 2025, the Company consummated a Qualified Equity Financing with the Series A Preferred Stock Issuance, resulting in conversion of the Convertible Note into 34,054,337 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note. See Note 15 - Subsequent Events.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Forward Purchase Agreement
The FPA consists of the Prepayment Amount, the FPA Put Option and the Fixed Maturity Consideration. The Prepayment Amount of $60,547 was recorded as a reduction to additional paid-in capital in the Company’s consolidated balance sheets at inception. The FPA Put Option and the Fixed Maturity Consideration are recorded as liabilities in the consolidated balance sheets.
On July 22, 2024, Vellar purported to accelerate the FPA Maturity Date with respect to its portion of the Recycled Shares (i.e., 2,999,000 shares) to July 22, 2024 in connection with the VWAP Trigger Event. It subsequently delivered to the Company a notice of default under the FPA. On July 24, 2024, the Company filed suit against Vellar under the FPA, primarily in connection with Vellar’s sale of Recycled Shares (see Note 14 - Commitments and Contingencies).
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
The Fixed Maturity Consideration was valued at $4,123 as of March 31, 2025 and as of December 31, 2024, which represents the fair value of the fixed portion of the Share Consideration and the Minimum Maturity Consideration and was classified as current in the consolidated balance sheets.
The FPA Put Option was valued at $30,015 as of March 31, 2025 and as of December 31, 2024 and was classified as non-current liability in the consolidated balance sheets.
On January 23, 2025, the Company issued 1,652,178 shares of common stock pursuant to a cashless exercise of all 2,010,000 FPA Warrants held by Vellar at a $0.30 per share exercise price.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurement
The following table presents the Company’s fair value hierarchy for its assets and liabilities measured at fair value as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$5,912	$—	$—	$5,912
Total assets	$5,912	$—	$—	$5,912

Liabilities:
Convertible Note	$—	$—	$15,969	$15,969
FPA Put Option liability	—	—	30,015	30,015
Fixed Maturity Consideration and current portion of the FPA Put Option	—	—	4,123	4,123
Brookfield Loan liability	—	—	18,416	18,416
Private Placement Warrants	—	—	89	89
Public Warrants	460	—	—	460
Total liabilities	$460	$—	$68,612	$69,072

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30,136	$—	$—	$30,136
Total assets	$30,136	$—	$—	$30,136

Liabilities:
Convertible Note	$—	$—	$51,112	$51,112
FPA Put Option liability	—	—	30,015	30,015
Fixed Maturity Consideration	—	—	4,123	4,123
Brookfield SAFE liability	—	—	13,223	13,223
Private Placement Warrants	—	—	1,432	1,432
Public Warrants	2,099	—	—	2,099
Total Liabilities	$2,099	$—	$99,905	$102,004
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity Consideration was calculated as 7,500,000 multiplied by $2.00 or $15,000, which included the Fixed Maturity Consideration calculated as 7,500,000 less the Terminated Shares multiplied by $2.00, or $3,167.
The following table represents the inputs used in calculating the fair value of the prepaid forward contract and the Fixed Maturity Consideration as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Stock price	$0.24	$1.37
Term (in years)	0	0
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	—%	—%
The Company filed suit under the FPA against Vellar in July 2024 and fully settled the FPA pursuant to its terms with ACM in October 2024 (see Note 8 - Forward Purchase Agreement and Note 14 - Commitments and Contingencies).
Convertible Note
The Company has elected to measure the Convertible Note using the fair value option under ASC 825. As of March 31, 2025, no part of the Convertible Note had converted into the Company’s common stock as no Qualified Equity Financing nor Non-Qualifying Financing events had occurred and the holder had not exercised its right to convert. The fair value of the Convertible Note was estimated using a binomial lattice model. At issuance, the Company recognized the Convertible Note liability at a fair value of $40,150. Subsequently, the Company remeasured the liability and recognized a gain of $34,325 on the consolidated statements of operations and comprehensive loss within other income, net representing the change in fair value during the three months ended March 31, 2025, and $819 attributable to the change in the instrument-specific credit risk in other comprehensive income.
On May 7, 2025, the Company consummated a Qualified Equity Financing with the Series A Preferred Stock Issuance, resulting in the conversion of the Convertible Note into 34,054,337 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note. See Note 15 - Subsequent Events.
The following table represents the inputs used in calculating the fair value of the Convertible Note as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Stock price	$0.24	$1.37
Term (in years)	4.35	4.6
Expected volatility	120.0%	110.0%
Risk-free interest rate	3.9%	4.3%
Expected dividend yield	—%	—%
Brookfield SAFE
Until its extinguishment on February 14, 2025, the Brookfield SAFE was legal form debt that the Company had elected to measure using the FVO under ASC 825. As of February 14, 2025, no part of the Brookfield SAFE had converted to Company common shares as no qualifying projects had been presented to Brookfield yet. There were no cash flows associated with the Brookfield SAFE termination either.
As of February 14, 2025, the Company expected to present projects to Brookfield to result in the Brookfield SAFE liability being automatically converted into shares at 75%, with the remaining portion to be outstanding until maturity. For the conversion portion, since the liquidity price was set at the Business Combination, the number of shares that Brookfield receives is fixed. Based on this expectation, the value of the Brookfield SAFE is equal to the Brookfield

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SAFE's as-converted value, which is the converted portion of the initial purchase amount, divided by the liquidity price, multiplied by the stock price.
For the maturity portion, the Brookfield SAFE is not automatically converted prior to maturity. At maturity, the holder could either convert or receive the remaining principal and interest in cash, similar in structure to a standard convertible note. Accordingly, the fair value of the maturity portion was estimated using the Black-Scholes option pricing model. The strike price would be the accrued balance of the Brookfield SAFE at maturity. On a per share basis the strike price would be $14.69 (i.e. $10.00 grown at 8.0% until maturity five (5) years from issuance). The “stock” price input would be the current value of the shares that Brookfield would receive at conversion. On a per share price basis, the stock price input would be the Valuation Date stock price of $0.75. Based on the portion of the Brookfield SAFE expected to automatically convert and the portion of the Brookfield SAFE expected to remain outstanding until maturity, the estimated fair value of the Brookfield SAFE was $13,274 as of February 14, 2025 prior to its extinguishment.
Significant inputs for Level 3 Brookfield SAFE measurement at February 14, 2025 and December 31, 2024 are as follows:

	February 14, 2025	December 31, 2024
Initial purchase amount	$50,000	$50,000
Liquidity price	$10.00	$10.00
Stock price	$0.75	$1.37
Term (in years)	0.88	3.11
Expected volatility	60.0%	67.5%
Risk-free interest rate	4.3%	4.3%
Expected dividend yield	—%	—%
Brookfield Loan
The Brookfield Loan is legal form debt and management has elected to apply the FVO with the Brookfield Loan classified as a mark-to-market liability. As of February 14, 2025, no qualifying financing had yet occurred and no qualified project investments had been presented to Brookfield, therefore no portion of the Brookfield Loan was deemed repaid. There were no cash flows associated with execution of the Brookfield Loan on February 14, 2025, however the initial principal payment of $12,500 to Brookfield was due on or prior to February 21, 2025 and has been paid. The Brookfield Loan accrues interest at a rate of 8.00% per annum, compounded annually.
The fair value of the Brookfield Loan was determined using a scenario-weighted discounted cash flow model on the adjusted remaining portion of the Brookfield Loan which includes the February 21, 2025 repayment and the Company’s expectation to present projects to Brookfield to result in the Brookfield Loan liability being deemed as repaid at 75% and 50% as of February 14, 2025 and March 31, 2025. The remaining portion outstanding is adjusted for two scenarios: in the first scenario, the remaining amount is repaid at maturity and in the second, the remaining amount is assumed to be repaid at the end of the third quarter of 2025.
Significant inputs for Level 3 Brookfield Loan measurement at March 31, 2025 and February 14, 2025 are as follows:

	March 31, 2025	February 14, 2025
Adjusted remaining amount	$23,019	$10,123
Term (in years)	1.00	1.46
Discount rate	40.0%	40.0%
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, prior to the consummation of the Business Combination, AMCI issued warrants for the settlement of a working capital loan. The working capital warrants have the same terms as the private sale of warrants issued at the IPO. Warrants sold in the private sale at the IPO and the warrants issued to convert the working capital loan are collectively referred to as the “Private Placement Warrants”. On the Closing Date and as of March 31, 2025, 7,808,119 Public Warrants and 4,466,081 Private Placement Warrants remained outstanding.
For the Public Warrants, the Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value. Changes in fair value are recorded in other income, net within the consolidated statements of operations and comprehensive loss. The Company recognized decreases in the fair value of the liability of $1,639 during the three months ended March 31, 2025 compared to an increase of $1,835 in the prior year period.
The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. For the three months ended March 31, 2025, the Company recognized a decrease in the fair value of $1,343 compared to a decrease of $1,766 for the prior year period. Changes in fair value are recorded on the consolidated statements of operations and comprehensive loss within other income, net.
The following table represents the weighted average inputs used in calculating the fair value of the Private Placement Warrants outstanding as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Stock price	$0.24	$1.37
Exercise price	$11.50	$11.50
Term (in years)	2.86	3.11
Expected volatility	115.0%	97.5%
Risk-free interest rate	3.89%	4.28%
Expected dividend yield	—%	—%
The following tables represent reconciliations of the fair value measurements of the assets and liabilities using significant unobservable inputs (Level 3) (in thousands):

	Convertible Note	FPA Put Option	Fixed Maturity Consideration	Brookfield SAFE	Brookfield Loan	Private Placement Warrants
Balance as of January 1, 2025	$(51,112)	$(30,015)	$(4,123)	$(13,223)	$—	$(1,432)
Extinguishment of the Brookfield SAFE	—	—	—	13,274	—	—
Issuance of the Brookfield Loan	—	—	—	—	(19,490)	—
Partial settlement of Brookfield Loan	—	—	—	—	12,500	—
(Loss) gain recognized in the consolidated statement of operations and comprehensive loss	35,143	—	—	(51)	(11,426)	1,343
Balance as of March 31, 2025	$(15,969)	$(30,015)	$(4,123)	$—	$(18,416)	$(89)

	FPA Put Option	Fixed Maturity Consideration	Brookfield SAFE	Private Placement Warrants
Balance as of January 1, 2024	$(37,523)	$(7,228)	$(25,150)	$(3,914)
(Loss) gain recognized in other expense, net on the consolidated statement of operations and comprehensive loss	(12,669)	(376)	9,675	1,766
Balance as of March 31, 2024	$(50,192)	$(7,604)	$(15,475)	$(2,148)

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Income Taxes
The Company is subject to federal and state income taxes in the United States, as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely. The Company and its foreign subsidiaries have historically been loss generating entities that have resulted in no excess earnings to consider for repatriation and accordingly there were no deferred income taxes recognized for the three months ended March 31, 2025 and 2024.
The Company recorded no income tax expense for the three months ended March 31, 2025 and 2024, representing an effective tax rate of 0%. The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in the three months ended March 31, 2025 and 2024 was primarily due to a full valuation allowance related to the Company's U.S. and foreign deferred tax assets. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.
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

Note 11 — Share-Based Compensation
In 2023, the Company adopted the LanzaTech Long-Term Incentive Plan (the “LTIP”) in conjunction with the closing of the Business Combination. The LTIP provides for grants of a variety of awards to employees, directors, and other service providers to the Company, including, but not limited to stock options, stock appreciation rights, restricted stock units, performance awards and other stock-based awards or cash incentives. Prior to the effective date of the closing of the Business Combination, the Company granted awards under the LanzaTech NZ Inc. 2013 Stock Plan, the LanzaTech NZ Inc. 2015 Stock Plan, and the LanzaTech NZ, Inc. 2019 Stock Plan, (collectively, the “Prior Stock Plans”).
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the unvested time-based and market-based equity-classified RSUs are presented in the following table:

	Time-based RSUs		Market-based RSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested Outstanding at January 31, 2025	4,009	$3.22	3,463	$1.71
Vested	(1,533)	3.28	(249)	1.61
Cancelled/forfeited	(292)	3.1	(31)	1.61
Non-vested Outstanding at March 31, 2025	2,184	$3.20	3,183	$1.71
The Company recorded compensation expense related to the time-based RSUs of $1,072 for the three months ended March 31, 2025. Unrecognized compensation cost as of March 31, 2025 was $6,465 and will be recognized over a weighted average of 1.55 years.
The Company recorded compensation expense related to the market-based RSUs of $270 for the three months ended March 31, 2025. Unrecognized compensation costs as of March 31, 2025 was $576 and will be recognized over a weighted average of 0.91 years.
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
Stock option awards outstanding as of March 31, 2025 and changes during the three months ended March 31, 2025 were as follows:

	Shares subject to option (thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2025	18,659	$2.11
Vested and expecting to vest at January 1, 2025	18,659	2.11
Exercisable at January 1, 2025	12,819	1.67
Granted	—
Exercised	—
Cancelled/forfeited	(429)	3.19
Expired	(35)	2.06
Outstanding at March 31, 2025	18,195	$2.08	4.87	$6,198
Vested and expecting to vest at March 31, 2025	18,195	2.08	4.87	6,198
Exercisable at March 31, 2025	15,148	$1.84	4.15	$6,198
The Company recorded compensation expenses related to the options of $969 and $1,107 for the three months ended March 31, 2025 and 2024, respectively. Unrecognized compensation costs as of March 31, 2025 were $6,397 and will be recognized over a weighted average of 1.57 years.
Liability-Classified Awards

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 12 — Related Party Transactions
As of March 31, 2025 and 2024, the Company had equity ownership in LanzaJet and SGLT (see Note 5 - Investments for further details). The table below summarizes amounts related to transactions with these related parties (in thousands):

	As of
	March 31, 2025	December 31, 2024
Accounts receivable	$2,410	$2,452
Contract assets	—	399
Notes receivable	3,477	5,789
Accounts payable	—	234
The following table presents revenue from related parties per disaggregated revenue categories:

	Three Months Ended March 31,
	2025	2024
Revenue from related parties, included within Licensing	$1,051	$580
Revenue from related parties, included within Engineering and other services	121	328
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
In connection with the formation of LanzaJet, the Company entered into a transition services agreement with LanzaJet, primarily for the access and use of certain equipment and spaces. For the three months ended March 31, 2025 and 2024, the Company recognized immaterial amounts of revenue from related parties.
In addition to the licensing and sublicensing of its intellectual property, pursuant to the Investment Agreement as described in Note 5 - Investments, the Company provides certain engineering and other services related to a gas-to-jet demonstration plant currently in development by LanzaJet and other projects whereby LanzaJet is the customer. As the project has reached completion, the Company recognized immaterial amounts of revenue for ad-hoc services during the three months ended March 31, 2025 and 2024.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2023, LanzaTech sold LanzaJet the right to utilize some of LanzaTech’s completed engineering work as a basis for future LanzaJet projects for a price of $2,000 and recorded a $2,000 receivable. The payment will be offset against the license fees LanzaTech would pay to LanzaJet for the use of their technology in the Company’s projects. A license agreement is in process and is expected to be executed in 2025, at which time the Company’s $2,000 receivable will be reduced to the extent of payments due and payable under the license agreement. The Company recognized $58 in deferred profit for the three months ended March 31, 2025.
In May 2020, the Company entered into an agreement to lease certain land to a subsidiary of LanzaJet and recognized lease revenue on a straight-line basis over the life of the lease agreement.
LanzaJet Note Purchase Agreement
On November 9, 2022, the Company and the other LanzaJet shareholders entered into a Note Purchase Agreement (the “LanzaJet Note Purchase Agreement”), pursuant to which LanzaJet Freedom Pines Fuels LLC (“FPF”), a wholly owned subsidiary of LanzaJet, issued and sold notes in an aggregate principal amount of up to $147,000 (the “Notes”), comprised of approximately $113,500 aggregate principal amount of 6.00% Senior Secured Notes maturing December 31, 2043 (the “Senior Secured Notes”) and $33,500 aggregate principal amount of 6.00% Subordinated Secured Notes maturing December 31, 2043 (the “Subordinated Secured Notes”). The Company committed and funded $5,500 of Subordinated Secured Notes on May 1, 2023. The Senior Secured Notes are secured by a security interest over substantially all assets of FPF, and both the Senior Secured Notes and the Subordinated Secured Notes are secured by a security interest over the intellectual property owned or in-licensed by LanzaJet.
Each purchaser of Notes under the LanzaJet Note Purchase Agreement also received a warrant for the right to purchase 575,000 shares of common stock of LanzaJet for each $10,000 of Notes purchased by such purchaser for an exercise price of $0.01 per share. Accordingly, LanzaTech received warrants to purchase 316,250 shares of common stock of LanzaJet, and exercised them in January 2024.
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
As of March 31, 2025, the carrying amount of the Note receivable from LanzaJet was reduced by $2,404 representing the amount of LanzaJet’s loss attributable to LanzaTech in excess to LanzaTech’s equity method investment carrying amount. See Note 5 - Investments.
SGLT
The Company supplies SGLT with certain water-soluble organic compounds required in the Company's proprietary gas fermentation process, small-size equipment and consulting services. For each of the three months ended March 31, 2025 and 2024, the Company recognized an immaterial amount of revenue. The Company also provided engineering services and incurred costs of $155 and $185 for the three months ended March 31, 2025 and 2024, respectively.

Note 13 — Reportable Segment
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
The Company’s single operating segment generates revenues from its three business lines: (1) biorefining, (2) JDA, contract research, and (3) CarbonSmart sales, all of which share the Company’s technology platforms, research and development infrastructure, and operational resources. Operations and strategies are centralized across the business lines and geographic regions. While the Company operates in various countries, its financial results and operations are viewed on a global basis.
The CODM primarily uses revenue and net loss as reported on the consolidated statements of operations, as the measure of profit or loss to allocate resources during the annual budget and forecasting process. The CODM also uses

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets. The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended March 31,
	2025	2024
Consolidated Revenues	$9,483	$10,244
Less
Consolidated Cost of Sales	7,513	6,770
Salaries and benefits expenses[1]	17,663	20,108
External service providers[1]	9,584	2,837
Other Operating expenses (net of recharges)	5,776	6,684
Net loss from operations	$(31,053)	$(26,154)
Other expenses, net	18,356	1,327
Loss from equity method investees, net	(6,532)	(681)
Net Loss	$(19,229)	$(25,508)
(1) Includes those salaries and benefits and external service providers expenses recharged into cost of sales.

For disaggregation of the Company’s revenues by customer location and contract type, please refer to Note 4 - Revenues and for major customers, please refer to Note 2 - Summary of Significant Accounting Policies. As of March 31, 2025, property plant and equipment, net of depreciation, was $20,225 and associated expenditure during the three months ended March 31, 2025 was $836.

Note 14 — Commitments and Contingencies
Litigation
The Company is, and may from time to time be, involved in legal proceedings and exposed to potential claims in the normal course of business. As of March 31, 2025 and December 31, 2024, the Company did not have any reasonably possible or probable losses from such claims. The Company has filed suit against Vellar under the FPA, and Vellar has filed suit against the Company, as discussed below.
Schara litigation
In May 2024, a putative class action complaint (the “Complaint”) was filed in the Delaware Court of Chancery against LanzaTech f/k/a/ AMCI, AMCI Sponsor II LLC (“AMCI Sponsor”) and the individual directors of AMCI (the “Director Defendants”) for purported damages arising from the Business Combination. The Company was subsequently voluntarily dismissed from the case in July 2024, before it was required to respond to the Complaint. The Complaint asserts claims for (i) breach of fiduciary duty against the Director Defendants; and (ii) unjust enrichment against AMCI Sponsor and the Director Defendants. The parties have not yet engaged in any discovery in connection with the litigation and the Director Defendants have not yet been required to respond to the Complaint. The Company and the Director Defendants believe the allegations and claims made in the Complaint are without merit. As the surviving entity following the merger at issue, the Company has certain indemnification obligations to the Director Defendants in connection with the defense of the litigation. The Company has notified the relevant D&O insurance carriers of the litigation and while the Director Defendants are covered for such costs by directors’ and officers’ insurance, such coverage is subject to a retention of $5,000.
FPA litigation

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On October 23, 2024, Vellar filed suit against the Company, alleging breach of the FPA, and seeking $4,164 plus interest. The Company intends to vigorously defend itself against the claim. On October 24, 2024, Vellar sought advancement of certain expenses from the Company in connection with this litigation. The Company denied the request on October 28, 2024. Vellar filed a motion for advancement of fees on November 20, 2024, which was fully briefed on December 20, 2024 and which remains pending. On April 11, 2025, Vellar filed a motion to amend the complaint and a motion to consolidate the two related actions between LanzaTech and Vellar. Both motions were granted. Vellar filed the amended complaint on April 23, 2025 adding a claim for breach of the FPA Warrants, to which LanzaTech and Vellar are parties and seeking damages, including liquidated damages under the FPA Warrants. LanzaTech filed a response to the amended complaint on May 14, 2025.
As of May 19, 2025, the Company did not have sufficient information to predict the outcome of the lawsuits.

Note 15 — Subsequent Events
Series A Convertible Senior Preferred Stock Purchase Agreement

On May 7, 2025 (the “PIPE Closing Date”), the Company and LanzaTech Global SPV, LLC, an entity controlled by a large existing investor (the “PIPE Purchaser”), entered into a Series A Convertible Senior Preferred Stock Purchase Agreement (the “PIPE Purchase Agreement”) pursuant to which the Company agreed to issue and sell 20,000,000 shares of its preferred stock designated as “Series A Convertible Senior Preferred Stock”, par value of $0.0001 per share (“Series A Preferred Stock”), to the PIPE Purchaser for an aggregate purchase price of $40.0 million (the “Series A Preferred Stock Issuance”), subject to certain closing conditions described therein. The Series A Preferred Stock Issuance was consummated on the PIPE Closing Date. In connection with the Series A Preferred Stock Issuance, the Company’s $40.2 million aggregate principal amount of outstanding Convertible Note, plus accrued and unpaid interest thereon, was converted into 34,054,337 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note.
Pursuant to the PIPE Purchase Agreement, the Company also agreed to issue and sell to the PIPE Purchaser, no later than May 31, 2025, warrants (the “PIPE Warrants”) to purchase an aggregate of 780,000,000 shares (“PIPE Warrant Shares”) of common stock at an exercise price equal to $0.0000001 per PIPE Warrant Share (subject to adjustments in certain events, including the Reverse Stock Split (as defined below) and to be no less than par value of the common stock) and the other terms to be set forth in a warrant agreement (the “PIPE Warrant Agreement”). Subject to the

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

conditions set forth in the PIPE Warrant Agreement, the PIPE Warrants will not be exercisable unless and until, among other things, certain requisite stockholder approvals are obtained and the Company consummates either a Subsequent Financing (as defined below) or, with the PIPE Purchaser’s consent, a financing that does not constitute a Subsequent Financing (an “Other Financing”) (collectively, the “Conditions to Exercise”); provided, however, that if the Conditions to Exercise are satisfied, each PIPE Warrant will be deemed automatically exercised on a cashless, net-exercise basis at such time (the time immediately following such automatic exercise, the “Expiration Time”). The PIPE Warrant Agreement will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026.
The PIPE Purchase Agreement also provides that, no later than 60 days (or 90 days if the staff of the SEC conducts a review of the applicable preliminary proxy statement) following the PIPE Closing Date (the “Approval Deadline”), the Company will be required to convene a meeting of its stockholders to obtain stockholder approvals (collectively, the “Requisite Stockholder Approvals”) with respect to: (i) the issuance of shares of common stock issuable upon conversion of the Series A Preferred Stock, the exercise of the PIPE Warrants, and in connection with the Subsequent Financing (collectively, the “Issuable Common Shares”) and to effect any “change of control” in connection with the foregoing, in accordance with the rules of Nasdaq; (ii) an amendment to the Company’s certificate of incorporation to (a) effect a reverse stock split of the common stock (the “Reverse Stock Split”) at a ratio mutually acceptable to the Company and the holders of a majority of the outstanding Preferred Stock (the “Majority Holders”), (b) authorize that number of shares of common stock that, taking into account the Reverse Stock Split, is sufficient to authorize and issue Issuable Common Shares (the “Authorized Capitalization Amendment”), (c) set the par value of the common stock to an amount equal to the exercise price of the PIPE Warrants, and (d) provide that the Company’s stockholders may take action by written consent; and (iii) the issuance of common stock in the Subsequent Financing at a price per share of $0.05 (subject to adjustment in certain events, including the Reverse Stock Split). The PIPE Purchaser has also agreed in the PIPE Purchase Agreement to vote all shares of common stock held by it prior to the PIPE Closing Date in favor of the Requisite Stockholder Approvals or, if there are insufficient votes in favor of granting the Requisite Stockholder Approvals, in favor of the adjournment of such meeting of the stockholders of the Company to a later date.
Subject only to obtaining the Requisite Stockholder Approvals, the Company also agreed to use its reasonable best efforts to consummate a bona fide financing pursuant to which the Company sells common stock to one or more accredited investors reasonably satisfactory to the Majority Holders, at a price per share of $0.05 (subject to adjustment in certain events, including the Reverse Stock Split), payable in cash, with an aggregate original issue price of not less than $35.0 million and not more than $60.0 million, on terms and conditions reasonably satisfactory to the Majority Holders (the “Subsequent Financing”). The PIPE Purchase Agreement provides that the Subsequent Financing must be consummated, if at all, no later than 10 business days following receipt of the Requisite Stockholder Approvals.
Skokie lease amendment
LanzaTech’s global headquarters and R&D center are co-located at the Illinois Science + Technology Park research campus in Skokie, Illinois, pursuant to a commercial lease that extends through 2036. On May 8, 2025, LanzaTech and its landlord entered into an amendment to the lease to reduce the size of the leased premises from 106,661 to 53,616 rentable square feet, effective July 1, 2025, with a corresponding proportional reduction in fixed rent payable to the landlord. In connection with the reduction in leased space, the amendment also provides, among other things, for a decrease in the required security deposit from $3.5 million to $1.5 million, to be delivered in the form of a letter of credit issued by a bank reasonably acceptable to the landlord no later than June 30, 2025. The amendment further reduces the total allowance available to LanzaTech, from $10.6 million to $2.4 million, for certain alterations to the Skokie premises or, under specified circumstances, for application to rent.
Convertible Note Litigation
On May 16, 2025, Carbon Direct Capital, the former holder of the Convertible Note, commenced a lawsuit against the Company in the Supreme Court of the State of New York. The complaint filed in the action contends that the mandatory conversion of the Convertible Note formerly held by Carbon Direct Capital in connection with the Series A Preferred Stock Issuance (see Note 2), is invalid under the terms of the Convertible Note, and even if a mandatory conversion had occurred, Carbon Direct Capital would be entitled to consideration in the form of Series A Preferred Stock and PIPE Warrants rather than the shares of common stock that the Company issued to Carbon Direct Capital in the mandatory conversion. Simultaneously with filing the complaint, Carbon Direct Capital moved via order to show cause for a temporary restraining order and preliminary injunction voiding the mandatory conversion under the Convertible Note and sought expedited discovery. The Company disputes the allegations in the complaint and intends to defend itself against the claims asserted therein as well as Carbon Direct Capital’s request for temporary and preliminary relief.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and accompanying footnotes thereto included in Part I, “Item 1-Financial Results and Supplementary Data” of this Quarterly Report, and our audited consolidated financial statements and related notes included in the Company’s 2024 Annual Report. In this section, unless otherwise indicated or the context otherwise requires, references in this section to “LanzaTech,” the “Company,” “we,” “us,” “our” and other similar terms refer to LanzaTech Global, Inc. and its consolidated subsidiaries. References to “AMCI” refer to AMCI Acquisition Corp. II prior to the Business Combination. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include without limitation those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in Part I, “Item 1A-Risk Factors” of the Company’s 2024 Annual Report and Part II, “Item 1A.-Risk Factors” of this Quarterly Report.
Overview
We are a nature-based carbon refining company that develops technology to transform waste carbon into the chemical building blocks for consumer goods such as sustainable fuels, fabrics, and packaging that people use in their daily lives. Our customers leverage our proven proprietary gas fermentation technology platform to convert certain feedstocks, including waste carbon gases, into sustainable fuels and chemicals such as ethanol. Today, we are focused on taking advantage of the many uses of ethanol while capitalizing on the growing preference among major companies for renewable products and environmentally-conscious manufacturing processes. We have also developed the capabilities to produce single cell protein as a primary product from our gas fermentation platform.
LanzaTech employs a licensing business model whereby our customers build, own and operate facilities that use our technology, and in return, we are paid a royalty fee based on the revenue generated from the use of our technology. We are augmenting our technology licensing business model to incorporate incremental ownership and operatorship in the biorefining value chain, enabling greater control over development, financing, and product access. We began operations in 2005. In 2018, through our joint venture with Shougang LanzaTech (also referred as “SGLT” herein), we established the world’s first commercial waste gas-to-ethanol plant in China, followed by three more plants between 2021 and 2023. With additional partnerships, we established two more commercial plants, one in India, and one in Belgium, respectively, and we currently have other plants in various states of development in various countries around the world. We also perform research and development (“R&D”) services related to novel technologies and development of biocatalysts for commercial applications, mainly to produce fuels and chemicals. In June 2024, the Company and LanzaJet launched CirculAir™, a new joint offering and end-to-end solution utilizing LanzaTech’s gas fermentation technology in conjunction with LanzaJet’s Alcohol-to-Jet (“ATJ”) platform to produce sustainable aviation fuel and renewable diesel from a wide range of waste feedstocks.
We have not achieved operating profitability since our formation. Our net losses after tax were $19.2 million for the three months ended March 31, 2025 and $25.5 million for the prior year period. As of March 31, 2025 we had an accumulated deficit of $988.8 million compared to an accumulated deficit of $969.6 million as of December 31, 2024. We anticipate that we will continue to incur losses until we sufficiently commercialize our technology.
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
On May 7, 2025 (the “PIPE Closing Date”), the Company and LanzaTech Global SPV, LLC, an entity controlled by a large existing investor (the “PIPE Purchaser”), entered into a Series A Convertible Senior Preferred Stock Purchase Agreement (the “PIPE Purchase Agreement”) pursuant to which the Company agreed to issue and sell 20,000,000 shares of its preferred stock designated as “Series A Convertible Senior Preferred Stock”, par value of $0.0001 per share (“Series A Preferred Stock”), to the PIPE Purchaser for an aggregate purchase price of $40.0 million (the “Series A Preferred Stock Issuance”), subject to certain closing conditions described therein. The Series A Preferred Stock Issuance was consummated on the PIPE Closing Date. In connection with the Series A Preferred Stock Issuance, the Company’s $40.2 million aggregate principal amount of outstanding Convertible Note (the “Convertible Note”), plus accrued and unpaid interest thereon, was converted into 34,054,337 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note.
Pursuant to the PIPE Purchase Agreement, the Company also agreed to issue and sell to the PIPE Purchaser, no later than May 31, 2025, warrants (the “PIPE Warrants”) to purchase an aggregate of 780,000,000 shares (“PIPE Warrant Shares”) of common stock at an exercise price equal to $0.0000001 per PIPE Warrant Share (subject to adjustments in certain events, including the Reverse Stock Split (as defined below) and to be no less than par value of the common stock) and the other terms to be set forth in a warrant agreement (the “PIPE Warrant Agreement”). Subject to the conditions set forth in the PIPE Warrant Agreement, the PIPE Warrants will not be exercisable unless and until, among other things, certain requisite stockholder approvals are obtained and the Company consummates either a Subsequent Financing (as defined below) or, with the PIPE Purchaser’s consent, a financing that does not constitute a Subsequent Financing (an “Other Financing”) (collectively, the “Conditions to Exercise”); provided, however, that if the Conditions to Exercise are satisfied, each PIPE Warrant will be deemed automatically exercised on a cashless, net-exercise basis at such time (the time immediately following such automatic exercise, the “Expiration Time”). The PIPE Warrant Agreement will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026.
The PIPE Purchase Agreement also provides that, no later than 60 days (or 90 days if the staff of the SEC conducts a review of the applicable preliminary proxy statement) following the PIPE Closing Date (the “Approval Deadline”), the Company will be required to convene a meeting of its stockholders to obtain stockholder approvals (collectively, the “Requisite Stockholder Approvals”) with respect to: (i) the issuance of shares of common stock issuable upon conversion of the Series A Preferred Stock, the exercise of the PIPE Warrants, and in connection with the Subsequent Financing (collectively, the “Issuable Common Shares”) and to effect any “change of control” in connection with the foregoing, in accordance with the rules of Nasdaq; (ii) an amendment to the Company’s certificate of incorporation to (a) effect a reverse stock split of the common stock (the “Reverse Stock Split”) at a ratio mutually acceptable to the Company and the holders of a majority of the outstanding Preferred Stock (the “Majority Holders”), (b) authorize that number of shares of common stock that, taking into account the Reverse Stock Split, is sufficient to authorize and issue Issuable Common Shares (the “Authorized Capitalization Amendment”), (c) set the par value of the common stock to an amount equal to the exercise price of the PIPE Warrants, and (d) provide that the Company’s stockholders may take action by written consent; and (iii) the issuance of common stock in the Subsequent Financing at a price per share of $0.05 (subject to adjustment in certain events, including the Reverse Stock Split). The PIPE Purchaser has also agreed in the PIPE Purchase Agreement to vote all shares of common stock held by it prior to the PIPE Closing Date in favor of the Requisite Stockholder Approvals or, if there are insufficient votes in favor of granting the Requisite Stockholder Approvals, in favor of the adjournment of such meeting of the stockholders of the Company to a later date.
Subject only to obtaining the Requisite Stockholder Approvals, the Company also agreed to use its reasonable best efforts to consummate a bona fide financing pursuant to which the Company sells common stock to one or more accredited investors reasonably satisfactory to the Majority Holders, at a price per share of $0.05 (subject to adjustment in certain events, including the Reverse Stock Split), payable in cash, with an aggregate original issue price of not less than $35.0 million and not more than $60.0 million, on terms and conditions reasonably satisfactory to the Majority Holders (the “Subsequent Financing”). The PIPE Purchase Agreement provides that the Subsequent Financing must be consummated, if at all, no later than 10 business days following receipt of the Requisite Stockholder Approvals. The Company may not be able to secure such Subsequent Financing in a timely manner, on favorable terms or at all. See Part II, “Item 1A.—Risk Factors—There can be no assurance that the Subsequent Financing will be successfully consummated or achieve the anticipated results.”

Basis of Presentation
LanzaTech’s consolidated financial statements were prepared in accordance with GAAP. See Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements for a full description of our basis of presentation.

Key Financial Metrics:
The key elements of LanzaTech’s performance for the years ended March 31, 2025 and 2024 are summarized in the tables below:

	Three Months Ended March 31,
(In thousands, except for percentages)	2025	2024	Variance	% Change
GAAP Measures:
Revenue	$9,483	$10,244	$(761)	(7)%
Net Loss	(19,229)	(25,508)	6,279	(25)%
Key Performance Indicators:
One-Time Revenue(1)	8,277	9,682	(1,405)	(15)%
Recurring Revenue (2)	1,206	562	644	115%
Total Revenue	9,483	10,244	(761)	(7)%
Cost of Revenues (ex. Depreciation) (3)	7,513	6,770	743	11%
Selling, general & administrative	15,748	11,037	4,711	43%
Adjusted EBITDA (4)	$(30,507)	$(22,148)	$(8,359)	38%
__________________
(1)One-time revenue includes all other revenue other than licensing and sales of microbes and media
(2)Includes revenue from licensing and sales of microbes and media.
(3)Consists of cost of revenues from contracts with customers and grants (exclusive of depreciation), cost of revenues from collaboration agreements (exclusive of depreciation) and cost of revenues from related party transactions (exclusive of depreciation).
(4)Adjusted EBITDA, a non-GAAP financial measure, is calculated as net loss, excluding the impact of depreciation, interest income, net, stock-based compensation expense, change in fair value of warrant liabilities, change in fair value of the Brookfield SAFE and the Brookfield Loan liabilities, change in fair value of the FPA Put Option liability and Fixed Maturity Consideration, change in fair value of the Convertible Note and associated transaction costs, loss on the Brookfield SAFE extinguishment, change in fair value of the Brookfield Loan and loss from equity method investees, net. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with GAAP. See “Non-GAAP Financial Measures” for additional information and reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP measure.

Results of Operations — Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The results of operations presented below should be reviewed in conjunction with our consolidated financial statements and notes. The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Variance	% Change
(In thousands, except for per share amounts)
Total revenue	$9,483	$10,244	$(761)	(7.4)%
Cost of revenues (exclusive of depreciation shown below)	7,513	6,770	743	11.0%
Operating expenses:
Research and development	16,494	17,061	(567)	(3.3)%
Depreciation expense	781	1,530	(749)	(49.0)%
Selling, general and administrative expense	15,748	11,037	4,711	42.7%
Total operating expenses	$33,023	$29,628	$3,395	11.5%
Loss from operations	(31,053)	(26,154)	(4,899)	18.7%
Other income (expense):
Interest income, net	438	1,148	(710)	(61.8)%
Other income, net	17,918	179	17,739	nm
Total other income, net	18,356	1,327	17,029	nm
Loss before income taxes	(12,697)	(24,827)	12,130	nm
Loss from equity method investees, net	(6,532)	(681)	(5,851)	859.2%
Net loss	$(19,229)	$(25,508)	$6,279	(24.6)%
Other comprehensive loss:
Changes in credit risk of fair value instruments	2,696	—	2,696	nm
Foreign currency translation adjustments	(441)	42	(483)	nm
Comprehensive loss	$(16,974)	$(25,466)	$8,492	(33.3)%

Net loss per share - basic and diluted	$(0.10)	$(0.13)
Weighted-average number of common shares outstanding - basic and diluted	196,514,267	196,974,508

(1) exclusive of depreciation
nm - Not meaningful

Revenue
Total revenue decreased $0.8 million, or 7.4%, in the three months ended March 31, 2025, compared to the prior year period. Engineering and other services revenue decreased by $2.7 million, mainly due to the completion of projects with existing customers and governmental entities for $3.9 million offset by an increase from new customers of $1.2 million. In addition, revenues from Joint Development Agreements (“JDA”) and other contract research decreased by $1.8 million and $0.1 million, respectively. The decline was offset by an increase of $3.3 million in revenues from CarbonSmart sales and an increase of $0.5 million from licensing revenue.

Cost of Revenues
Cost of revenues increased $0.7 million, or 11.0%, in the three months ended March 31, 2025, compared to the prior year period, primarily driven by the increase in sales for CarbonSmart products with a corresponding increase in cost of revenues of $3.2 million. The increase was offset by a decline in sales for engineering and other services which decreased the corresponding cost of revenues by $2.0 million. Similarly, the decrease in sales of JDA and other contract research drove a total decrease in cost of revenues of $0.5 million.
Research and Development
R&D expense decreased $0.6 million, or 3.3%, in the three months ended March 31, 2025, compared to the prior year period, primarily due to a decrease of $2.1 million in consumables and facilities expenses, compared to the prior year period. The decrease was offset by an increase of $1.1 million in external R&D services related to project development costs that are not currently eligible for capitalization nor tied to revenue agreements and a $0.4 million increase in personnel and contractors expenses related to R&D projects.
Selling, general and administrative expense
SG&A expense increased $4.7 million, or 42.7%, in the three months ended March 31, 2025, compared to the prior year period. This was primarily due to an increase of $5.3 million in professional fees associated with the Company’s focus on streamlining its business priorities and an increase of $0.9 million for facilities and consumable expenses compared to the prior year period. These increases were offset by a decrease of $1.5 million in personnel and contractors expenses driven by a decrease in salary and bonus expenses.
Interest income, net
Interest income, net decreased $0.7 million in the three months ended March 31, 2025 compared to the prior year period. This was primarily attributable to interest earned on lower cash balances held in savings and money market accounts.
Other Income, net
Other income, net increased $17.7 million in the three months ended March 31, 2025 compared to the prior year period. This increase was primarily driven by a $34.3 million gain from the decrease in the fair value of the Convertible Note that was issued in the third quarter of 2024, a $13.0 million gain related to the change in fair value of the FPA recorded in the prior period with no change in the current period.
These gains were offset by a loss of $0.6 million due to the increase in fair value of the Brookfield SAFE between January 1, 2025 and February 14, 2025, a loss of $6.2 million from the extinguishment of the Brookfield SAFE, and a loss of $1.4 million due to the reversal of losses related to changes in instrument-specific credit risk that had accumulated in other comprehensive income prior to the extinguishment. This compares to a $9.7 million loss relating the change in fair value of the Brookfield SAFE that was recorded in the three-month period ended March 31, 2024.
Further losses offsetting the above gains are related to $11.4 million loss from the change in fair value of the Brookfield Loan between February 14, 2025 and March 31, 2025, and a loss of $0.6 million from the change in fair value of the warrants.

Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents comprise cash on hand, demand deposits at banks, and other short-term, highly liquid investments with original maturity of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.
The following table shows the balances of our cash, cash equivalents and restricted cash as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(In thousands, except for percentages)	2025	2024	Variance	% Change
Total cash, cash equivalents, and restricted cash	$16,034	45,737	$(29,703)	(64.9)%
As of March 31, 2025, compared to December 31, 2024, LanzaTech’s cash, cash equivalents, and restricted cash decreased by $29.7 million, or 64.9%, primarily due to funding the net loss adjusted for non-cash charges (see cash flow section below), partial repayment on the Brookfield Loan and purchases of property, plant and equipment.
Debt Security Investments
Debt security investments comprise mainly held-to-maturity U.S. Treasury and high quality corporate securities that the Company has both the ability and intent to hold to maturity. These securities all mature within one year and will provide additional liquidity upon maturity. As of March 31, 2025, held-to-maturity security investments totaled $7.4 million, compared to $12.4 million as of December 31, 2024.
Sources and Uses of Capital
Since inception, we have financed our operations primarily through equity and debt financing. Our ability to successfully develop products and expand our business depends on many factors, including our ability to meet working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
As of March 31, 2025, our capital structure consisted of equity (comprising issued capital, and accumulated deficit), the Brookfield Loan and the Convertible Note. We are not subject to any externally imposed capital requirements. As of March 31, 2025, LanzaTech’s outstanding debt comprised the Convertible Note, the Brookfield Loan, the FPA Put Option liability and the Fixed Maturity Consideration, which are all classified as liabilities for accounting purposes, on its consolidated balance sheets as of March 31, 2025. See Note 2 - Summary of Significant Accounting Policies in our unaudited consolidated financial statements for further information.
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
On July 24, 2024, LanzaTech filed suit against Vellar, primarily in connection with Vellar’s sale of Recycled Shares, which LanzaTech alleges is in breach of the FPA’s requirement that Recycled Shares be held in a bankruptcy remote special purpose vehicle for the benefit of the Company unless the sale is notified to the Company as part of an early termination, which Vellar did not do. On October 23, 2024, Vellar filed suit against the Company, alleging breach of the FPA, and seeking approximately $4.2 million plus interest. The Company intends to vigorously defend itself against the claim. On April 11, 2025, Vellar filed a motion to amend its complaint, seeking to add a claim for breach of the FPA Warrants, to which LanzaTech and Vellar are parties. The amended complaint seeks damages, including liquidated damages under the FPA Warrants. The motion to amend remains pending. The outcome of the lawsuit is uncertain, and in the event that the Company does not succeed, the Company may not have sufficient funds or be able to obtain financing from third parties to pay amounts related to the lawsuit. See Note 17 - Commitments and Contingencies in our unaudited consolidated financial statements for further information.
On October 4, 2024, ACM delivered to the Company notice of satisfaction of the VWAP Trigger Event which accelerated the FPA Maturity Date with respect to ACM’s portion of the FPA. On October 15, 2024 and October 21, 2024, the Company paid in cash to ACM $2.5 million in Share Consideration and $7.5 million in Maturity Consideration, respectively, and ACM subsequently returned its Recycled Shares to the Company. As a result, the Company’s and ACM’s obligations under the FPA have been fully satisfied and settled.
On May 9, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) and a Terms Agreement (the “Terms Agreement” and, together with the Sales Agreement, the “ATM Agreements”) with B. Riley Securities, Inc. (“B. Riley Securities”), pursuant to which the Company may, from time to time and subject to certain conditions such as a floor price, offer and sell through or to B. Riley Securities, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $100 million. The shares will be offered through or to B. Riley Securities, acting as agent in connection with agency transactions or as principal in connection with any principal transactions. Pursuant to the Terms Agreement, the Company will have the right, but not the obligation, from time to time at its sole discretion, for as long as the Sales Agreement remains effective, to direct B. Riley Securities on any trading day to act on a principal basis and purchase up to the maximum of the lesser of a) 50% of the prior daily trading volume, or b) approximately $0.2 million per day as long as the closing price on the day prior exceeds $1, and approximately up to $0.9 million per week, and up to $40 million per twelve-month period, subject to any applicable limitations pursuant to the rules and regulations of Nasdaq (the aggregate amount so purchased by B. Riley Securities under the Terms Agreement, the “Commitment”), which Commitment will be included within the aggregate offering price of up to $100 million of common stock sold pursuant to the ATM Agreements; provided, however, that only one principal sale may be requested per day unless otherwise agreed to by B. Riley Securities. As of March 31, 2025, no common stock had been sold pursuant to the ATM equity offering program and the program was inactive.
On August 5, 2024, the Company entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement”) with Carbon Direct Fund II Blocker I LLC (“Carbon Direct Capital”) pursuant to which the Company agreed to sell and issue to Carbon Direct Capital and other purchasers in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $150 million of convertible notes. On August 6, 2024, we issued and sold $40.2 million of convertible notes to Carbon Direct Capital pursuant to the Convertible Note Purchase Agreement (the “Convertible Note”). The gross proceeds from the initial closing was approximately $40 million, before deducting estimated offering expenses.
The Convertible Note bore interest at a fixed rate of 8.00% per annum and would mature on August 6, 2029 (the “Convertible Note Maturity Date”), unless earlier redeemed or converted in accordance with its terms. The Convertible Note was subject to mandatory conversion for shares of the Company’s common stock upon the completion by the Company of an equity financing prior to the Convertible Note Maturity Date that resulted in the Company receiving minimum gross proceeds in an amount that was equal to the greater of (i) $40 million and (ii) 50% of the total principal amount under the outstanding Convertible Note immediately following the final closing under the Convertible Note Purchase Agreement (a “Qualified Equity Financing”) at a conversion price equal to the lower of (i) the lowest per-share selling price per share in the Qualified Equity Financing, less a 10% discount and (ii) the Valuation Cap (as defined below). The Convertible Note was also convertible at the option of the holder upon the completion by the Company of an equity financing prior to the Convertible Note Maturity Date that did not meet the definition of a Qualified Equity Financing (a “Non-Qualified Equity Financing”) at a conversion price equal to the lower of (i) the lowest per-share selling price in the Non-Qualified Equity Financing and (ii) the Valuation Cap. The Convertible Note was also convertible at the option of the holders any time prior to the Convertible Note Maturity Date at a conversion price equal to the Valuation Cap of $1.25 per share. The Valuation Cap was subject to adjustment based on the Company’s holdings in LanzaJet, and the conversion price in all cases was subject to adjustment for stock splits, reclassifications, redesignations, subdivisions, recapitalizations, and dividends. As of March 31, 2025, no Qualified Equity Financing nor Non-Qualifying Financing events had occurred.
On May 7, 2025, the Company consummated a Qualified Equity Financing with the Series A Preferred Stock Issuance, resulting in the conversion of the Convertible Note into 34,054,337 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note. See Note 15 - Subsequent Events in our unaudited consolidated financial statements for further information.
On October 2, 2022, the Company entered into the Simple Agreement for Future Equity with Brookfield (the “Brookfield SAFE”) under which the Company agreed to issue to Brookfield the right to certain shares of its capital stock, in exchange for the payment of $50 million (the “Initial Purchase Amount”). On February 14, 2025, LanzaTech and Brookfield entered into a Loan Agreement (the “Brookfield Loan”), and concurrently terminated the Brookfield SAFE.
Under the Brookfield Loan and effective as of the termination of the Brookfield SAFE, Brookfield was deemed to have loaned to LanzaTech, and LanzaTech was deemed to have borrowed from Brookfield, approximately $60.0 million, representing the $50 million Initial Purchase Amount under the Brookfield SAFE plus accrued interest at a rate of 8% per annum, compounded annually from October 2, 2022 to and including February 14, 2025. The Brookfield Loan accrues interest at a rate of 8% per annum, compounded annually, from February 14, 2025. The initial principal payment of $12.5 million to Brookfield was due on or prior to February 21, 2025 and has been paid. Any remaining outstanding principal amount of the Brookfield Loan (the “Remaining Amount”), plus accrued interest will be repayable in cash upon the earlier of (i) October 3, 2027, (ii) the occurrence of certain change of control events or (iii) a breach of the Loan Agreement. In addition, for each $50 million of aggregate equity funding required for qualifying projects presented to Brookfield in accordance with the Framework Agreement, $5 million of the Remaining Amount will be deemed to be repaid. As of March 31, 2025, no qualifying financing had yet occurred and no qualified project investments had been presented to Brookfield, therefore no portion of the Brookfield Loan was deemed repaid.

In the normal course of our business, we also enter into purchase commitments or other transactions in which we make representations and warranties that relate to the performance of our goods and services. We do not expect material losses related to these transactions.
Going Concern
We have recurring net losses and anticipate continuing to incur losses. We had cash and cash equivalents of $13.8 million, short-term held-to-maturity debt securities of $7.4 million and an accumulated deficit of $(988.8) million as of March 31, 2025, along with cash outflows from operations of $(21.1) million and net loss of $(19.2) million for the three months ended March 31, 2025. We have historically funded our operations through the Business Combination, issuances of equity securities, debt financing, as well as from revenue generating activities with commercial and governmental entities.
In light of the Company’s operating requirements and projected capital expenditure under its current business plan, the Company is projecting that its existing cash and short-term debt securities will not be sufficient to fund its operations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
The Company is focusing on streamlining its business priorities, taking actions to reduce its cost structure and evaluating other liquidity enhancing initiatives, including pursuing capital raising, partnership or asset-related opportunities, and other strategic options. In accordance with Accounting Standards Update ("ASU") No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40),” management has evaluated in aggregate the conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of these unaudited consolidated financial statements and has determined that the Company’s ability to continue as a going concern is dependent on its ability to raise significant amounts of additional capital, implement other strategic options, and execute its business plan.
On the PIPE Closing Date, the Company and the PIPE Purchaser, entered into the PIPE Purchase Agreement pursuant to which the Company agreed to issue and sell 20,000,000 shares of Series A Preferred Stock to the PIPE Purchaser for an aggregate purchase price of $40.0 million (the “Series A Preferred Stock Issuance”), subject to certain closing conditions described therein. The Series A Preferred Stock Issuance was consummated on the PIPE Closing Date. In connection with the Series A Preferred Stock Issuance, the Company’s $40.2 million aggregate principal amount of outstanding Convertible Note, plus accrued and unpaid interest thereon, was converted into 34,054,337 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note. Pursuant to the PIPE Purchase Agreement, the Company also agreed to issue and sell to the PIPE Purchaser, no later than May 31, 2025, warrants (the “PIPE Warrants”) to purchase an aggregate of 780,000,000 shares (“PIPE Warrant Shares”) of common stock at an exercise price equal to $0.0000001 per PIPE Warrant Share (subject to adjustments in certain events and to be no less than par value of the common stock) and the other terms to be set forth in the PIPE Warrant Agreement.
Subject only to obtaining Requisite Stockholder Approvals, the Company also agreed to use its reasonable best efforts to consummate a bona fide financing pursuant to which the Company sells common stock to one or more accredited investors reasonably satisfactory to the holders of a majority of the outstanding Series A Preferred Stock (the “Majority Holders”), at a price per share of $0.05 (subject to adjustment in certain events), payable in cash, with an aggregate original issue price of not less than $35.0 million and not more than $60.0 million, on terms and conditions reasonably satisfactory to the Majority Holders (the “Subsequent Financing”). The PIPE Purchase Agreement provides that the Subsequent Financing must be consummated, if at all, no later than 10 business days following receipt of Requisite Stockholder Approvals. If the Requisite Stockholder Approvals are not received and there is not a sufficient number of shares of the Company’s common stock duly authorized for the exercise of the PIPE Warrants and the consummation of the Subsequent Financing, the Company will be required to offer to redeem all of the then-outstanding shares of Series A Preferred Stock at a price per share equal to 1.5x its liquidation value. The Company can provide no assurance that it will have sufficient liquidity to make this payment if required to do so or that it will be able to secure such Subsequent Financing in a timely manner, on favorable terms or at all. See Part II, “Item 1A.-Risk Factors—There can be no assurance that the Subsequent Financing will be successfully consummated or achieve the anticipated results “Item 1A.-Risk Factors—There can be no assurance that the

Subsequent Financing will be successfully consummated or achieve the anticipated results ” and “—We will need to seek stockholder approvals in order to consummate the Subsequent Financing, and there can be no assurance that we will succeed in receiving any of the required stockholder approvals.”
We are actively pursuing the above actions. However, because obtaining the Requisite Stockholder Approvals and receipt of the Subsequent Financing described above are subject to market and other conditions not within the Company’s control, management has concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern.
The unaudited consolidated financial statements for the quarter ended March 31, 2025 included in this Quarterly Report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flows
The following table provides a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(21,101)	$(28,289)
Net cash provided by investing activities	4,287	9,220
Net cash (used in)/provided by financing activities	(12,500)	186
Effects of currency translation on cash, cash equivalents and restricted cash	(389)	48
Net decrease in cash, cash equivalents and restricted cash	$(29,703)	$(18,835)
Cash Flows Used in Operating Activities
Cash flows used in operating activities decreased $7.2 million, or 25%, in the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease is primarily attributable to the larger adjustments to the net loss related to non-cash losses on financial instruments and equity method investment in the three months ended March 31, 2025 compared to the prior year period.
Cash Flows Provided by Investing Activities
In the three months ended March 31, 2025, net cash provided by investing activities was $4.3 million, compared to net cash provided by investing activities of $9.2 million in the three months ended March 31, 2024. The change is primarily driven by the net cash inflows of $5.0 million from more debt securities maturing in the three months ended March 31, 2025.
Cash Flows from Financing Activities
In the three months ended March 31, 2025, net cash from financing activities was $12.5 million, compared to net cash provided by financing activities of $0.2 million in the three months ended March 31, 2024. The change was driven by the $12.5 million partial repayment of the Brookfield Loan.

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
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2025, from those disclosed in the Company’s 2024 Annual Report, except for the measurement of the Brookfield Loan liability:
Brookfield Loan
The Brookfield Loan is a legal form debt and the Company has elected to apply FVO with the Brookfield Loan classified as a mark-to-market liability. The fair value of the Brookfield Loan was determined using a scenario-weighted discounted cash flow model on the adjusted remaining portion of the Brookfield Loan.
The discounted cash flow model is based on our best estimate of amounts and timing of future cash flows related to the Brookfield Loan. Our estimates require judgmental assumptions about (i) the percentage of qualifying projects presented to and funded by Brookfield within the term of the Brookfield Loan, (ii) the weight on each scenarios related to certain business and strategic plans, and (iii) the discount rate. The sensitivity of the fair value calculation to these method, assumptions, and estimates included could create materially different results under different conditions or using different assumptions.

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
We define Adjusted EBITDA as our net loss, excluding the impact of depreciation, interest income, net, stock-based compensation expense, change in fair value of warrant liabilities, change in fair value of the Brookfield SAFE and the Brookfield Loan liabilities, change in fair value of the FPA Put Option liability and Fixed Maturity Consideration, change in fair value of the Convertible Note and associated transaction costs, loss on the Brookfield SAFE extinguishment, change in fair value of the Brookfield Loan and loss from equity method investees, net. We monitor and have presented in this Quarterly Report Adjusted EBITDA because it is a key measure used by our management and the Board to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts, and others in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects.
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
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP:
Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended March 31,
(In thousands)	2025	2024
Net Loss	$(19,229)	$(25,508)
Depreciation	781	1,530
Interest income, net	(438)	(1,148)
Stock-based compensation expense and change in fair value of Brookfield SAFE and warrant liabilities (1)	(652)	(10,748)
Loss on Brookfield SAFE extinguishment	6,216	—
Change in fair value of the FPA Put Option and Fixed Maturity Consideration liabilities (net of interest accretion reversal)	—	13,045
Change in fair value of Convertible Note and related transaction costs	(35,143)	—
Change in fair value of Brookfield Loan	11,426	—
Loss from equity method investees, net	6,532	681
Adjusted EBITDA	$(30,507)	$(22,148)

__________________
(1)Stock-based compensation expense represents expense related to equity compensation plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a–15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025.
Based on that evaluation, the CEO and CFO concluded that the material weaknesses related to: (i) the accounting for complex transactions and estimates requiring significant judgment and (ii) revenue recognition, which were previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024, were still present as of March 31, 2025 (the “Evaluation Date”). Based on the material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management has concluded that our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is, and may from time to time be, involved in legal proceedings and exposed to potential claims in the normal course of business, including as described herein. Although we cannot predict the ultimate outcome of any legal matter with certainty, we currently do not believe the outcome of any of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows. Please see Note 14 - Commitments and Contingencies and Note 15 – Subsequent Events to our unaudited consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our 2024 Annual Report. There have been no material changes during the three months ended March 31, 2025 from or updates to the risk factors discussed in Part I, Item 1A. Risk Factors, of our 2024 Annual Report, except as follows:
There can be no assurance that the Subsequent Financing will be successfully consummated or achieve the anticipated results.
Management has concluded that there is substantial doubt about our ability to continue as a going concern, and therefore, we have been evaluating options to enhance our liquidity position with financing. On May 7, 2025, we entered into the PIPE Purchase Agreement, pursuant to which we (i) issued 20 million shares of Series A Preferred Stock that are convertible on a one-to-one basis into shares of common stock (provided that, prior to receiving the Requisite Stockholder Approvals, the aggregate number of shares of common stock issuable upon conversion of the Series A Preferred Stock shall not exceed 39,360,036 shares (the “Share Conversion Cap”)) and (ii) committed to issue warrants (the “PIPE Warrants”) to purchase 780 million shares of common stock, exercisable upon (i) receipt of required stockholder approvals described below and (ii) securing additional financing in an amount not less than $35.0 million nor more than $65.0 million pursuant to the terms of the PIPE Purchase Agreement (such financing, a “Subsequent Financing”).
Securing the Subsequent Financing will require substantial additional time and attention from our management and may divert attention away from our business activities, which may adversely affect our ability to conduct our day-to-day operations and execute on our business initiatives. We may incur additional significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into the Subsequent Financing. Any such expenses will decrease the remaining cash available for use in our business. Additionally, securing the Subsequent Financing will be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, the interest of third party investors and obtaining requisite stockholder approvals. See –“We will need to seek stockholder approvals in order to consummate the Subsequent Financing, and there can be no assurance that we will succeed in receiving any of the required stockholder approvals” below. We have had difficulties raising capital in the past and there can be no assurance that the Subsequent Financing will be successfully consummated or achieve the anticipated results.
If we are unable to complete the Subsequent Financing or obtain other financing sufficient to meet our liquidity needs and continue operations, it would have a material adverse effect on our business and our ability to continue to operate, in which case, holders of our common stock could lose all or a significant portion of their investment.
We will need to seek stockholder approvals in order to consummate the Subsequent Financing, and there can be no assurance that we will succeed in receiving any of the required stockholder approvals.
We are currently authorized to issue 600,000,000 shares of common stock under our second amended and restated certificate of incorporation as amended (the “Charter”). As of May 15, 2025, we had 231,964,989 shares of common stock issued and outstanding, approximately 36,022,898 shares of common stock committed for issuance giving effect to the assumed exercise of all outstanding options and vesting of restricted stock units and performance stock units, 17,574,276 shares of common stock underlying outstanding warrants and 20,000,000 shares of common stock underlying the Series A Preferred Stock (which Series A Preferred Stock may only be converted up to the Share Conversion Cap unless and until the Requisite Stockholder Approvals are received). Additionally, pursuant to the PIPE Purchase Agreement, we have committed to issue the PIPE Warrants to purchase up to 780,000,000 shares of our common stock, which will only become exercisable once we receive the requisite stockholder approvals and consummate the Subsequent Financing. Due to the limited number of authorized shares of common stock available for future issuance, we will not be able to consummate the Subsequent Financing (or otherwise raise equity capital) unless we increase the number of shares we are authorized to issue.
The PIPE Purchase Agreement provides that, no later than 60 days (or 90 days if the staff of the Securities and Exchange Commission (“SEC”) conducts a review of the applicable preliminary proxy statement) following May 7, 2025, we will be required to convene a meeting of our stockholders to obtain stockholder approvals (collectively, the “Requisite Stockholder Approvals”) with respect to: (i) the issuance of shares of common stock issuable upon conversion of the Series A Preferred Stock, the exercise of the PIPE Warrants, and in connection with the Subsequent Financing (collectively, the “Issuable Common Shares”) and to effect any “change of control” in connection with the foregoing, in accordance with the rules of The Nasdaq Stock Market LLC; (ii) an amendment our Charter to (a) effect a reverse stock split of the common stock at a ratio mutually acceptable to us and the holders of a majority of the outstanding Series A Preferred Stock, (b) authorize that number of shares of common stock that, taking into account the reverse stock split, is sufficient to authorize and issue Issuable Common Shares, (c) set the par value of the common stock to an amount equal to the exercise price of the Warrants, and (d) provide that our stockholders may take action by written consent; and (iii) the issuance of common stock in the Subsequent Financing at a price per share of $0.05 (subject to adjustment in certain events). We can provide no assurance that we will succeed in receiving the Requisite Stockholder Approvals which are needed in order to consummate the Subsequent Financing.
If, following the stockholder meeting, there is not a sufficient number of shares of our common stock duly authorized for the exercise of the Warrants and the consummation of the Subsequent Financing, we will be required to offer to redeem all of the then-outstanding shares of Series A Preferred Stock at a price per share equal to 1.5x its liquidation value. We can provide no assurance that we will have sufficient liquidity to make this payment and in such a case, we may have to liquidate our assets, and in such event, it’s likely that holders of our common stock would lose all or a significant portion of their investment.
Our stockholders may experience substantial dilution as a result of the exercise of outstanding options or warrants to purchase shares of our common stock, upon conversion of our Series A Preferred Stock into shares of our common stock, and as a result of the Subsequent Financing, if consummated.
As of May 15, 2025, we had approximately 36,022,898 shares of common stock committed for issuance giving effect to the assumed exercise of all outstanding options and vesting of restricted stock units and performance stock units. In addition, as of May 15, 2025, we may be required to issue up to 17,574,276 shares of our common stock upon exercise of outstanding warrants and up to 20,000,000 shares of our common stock upon conversion of outstanding shares of the Series A Preferred Stock, subject in the case of the shares of common stock underlying the Series A Preferred Stock to the Share Conversion Cap. Pursuant to the PIPE Purchase Agreement, we have also committed to issue the PIPE Warrants to purchase up to 780,000,000 shares of our common stock, which PIPE Warrants will become exercisable if and when we receive the Requisite Stockholder Approvals and consummate the Subsequent Financing. Additionally, the Subsequent Financing, if consummated, would involve issuing additional shares of our capital stock. Any such issuances of additional capital stock would cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock will likely decline.
Our anticipated workforce reduction may not achieve our intended outcome and may result in significant adverse consequences.
Alongside the Series A Preferred Stock Issuance and in connection with continuing to implement strategic measures to scale our global business with greater cost efficiency to support our transition from a research and development-centric company to a commercially focused enterprise, we have notified certain of our employees of an anticipated workforce reduction. This workforce reduction may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the workforce reduction. In addition, while certain positions are anticipated to be eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The workforce reduction could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the workforce reduction, or if we experience significant adverse consequences from the workforce reduction, our business, financial condition, and results of operations may be materially adversely affected.
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, and if we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted, negatively impacting its price, liquidity, and our ability to access the capital markets.
Our common stock is listed on Nasdaq under the symbol LNZA. For continued listing on Nasdaq, we must maintain a minimum bid price of $1.00 for a period of 30 consecutive business days, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On March 13, 2025 we received written notice from the Nasdaq Listing Qualifications Department notifying us that for the last 30 consecutive business days, the closing bid price for our common stock had been below the $1.00 per share minimum closing bid price requirement for continued listing on Nasdaq, as set forth in the Minimum Bid Price Requirement. Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we will have 180 calendar days from receipt of such notice, or until September 9, 2025 (the “First Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. If at any time before the First Compliance Date, the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, subject to the discretion of the Nasdaq Listing Qualification Staff. Nasdaq will provide us with written confirmation of compliance with the Minimum Bid Price Requirement and the matter will be closed. In the event we do not regain compliance with the Minimum Bid Price Requirement by the First Compliance Date, we may be eligible for an additional 180-calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period. If it appears to the Nasdaq staff that we will not be able to cure the deficiency or if we are otherwise not eligible or fail to regain compliance during the second compliance during the second compliance period, Nasdaq will provide written notification to us that our common stock is subject to delisting. At that time, we may appeal any such delisting determination to a Nasdaq hearings panel (the “Panel”). If we receive such a delisting notice, Nasdaq may not grant the our request for a hearing, or if Nasdaq grants our request for a hearing, the Panel may not grant our request for continued listing of our common stock on The Nasdaq Capital Market pending compliance with all applicable listing criteria, including the Minimum Bid Price Requirement, or we may be unable to timely satisfy the terms of any extension that may be granted by the Panel.
We will continue to monitor the closing bid price of our common stock and will consider our available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement within the allotted compliance periods. We intend to seek to effect a reverse stock split of our common stock in connection with the Requisite Stockholder Approvals, however, we can provide no assurance that we will succeed in receiving Requisite Stockholder Approvals, and even if we do, we may still be unable to meet the minimum bid price requirement, and we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock. There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement, be successful in any appeal we may undertake, or be able to maintain compliance with any of the other continued listing requirements of the Nasdaq Capital Market.
If Nasdaq delists our securities for failing to meet these requirements, we and our stockholders could face significant negative consequences, including:

•decreased ability to obtain financing for the continuation of our operations;
•limited availability of market quotations for our securities;
•a determination that our common stock is “penny stock,” requiring brokers to adhere to more stringent rules, possibly reducing trading activity in the secondary market;
•limited amount of analyst coverage, if any; and
•decreased liquidity of our common stock.
Delisting from Nasdaq could also result in other negative consequences, such as the potential loss of confidence by suppliers, customers, and employees, the loss of institutional investor interest, and fewer business development opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See Note 15 – Subsequent Events to our unaudited consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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
3.4**
Certificate of Designation of Series A Convertible Senior Preferred Stock, dated May 7, 2025 (incorporated by reference to Exhibit 3.3 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on May 9, 2025).

10.1**
Loan Agreement, dated as of February 14, 2025, by and among BGTF LT Aggregator LP, LanzaTech NZ, Inc., LanzaTech, Inc. and LanzaTech Global, Inc. (incorporated by reference to Exhibit 10.1 to LanzaTech Global, Inc's Current Report on Form 8-K, filed with the SEC on February 20, 2025).

10.2**
Termination Agreement, dated as of February 14, 2025, by and among BGTF LT Aggregator LP, LanzaTech NZ, Inc., LanzaTech, Inc. and LanzaTech Global, Inc. (incorporated by reference to Exhibit 10.2 to LanzaTech Global, Inc's Current Report on Form 8-K, filed with the SEC on February 20, 2025).

10.3**#
Series A Convertible Senior Preferred Stock Purchase Agreement, dated May 7, 2025, between LanzaTech Global, Inc. and LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 10.1 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on May 9, 2025).

10.4**
Investor Rights’ Agreement, dated May 7, 2025, between LanzaTech Global, Inc. and LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 10.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on May 9, 2025).

10.5**
Registration Rights Agreement, dated May 7, 2025, between LanzaTech Global, Inc. and LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 10.3 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on May 9, 2025).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32 *+	Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from LanzaTech Global Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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
# Certain confidential information contained in this exhibit, marked by brackets, has been redacted in accordance with Regulation S-K Item 601(b) because the information (i) is not material and (ii) is the type of information that the registrant both customarily and actually treats as private and confidential.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on May 19, 2025.

LANZATECH GLOBAL, INC.
(Registrant)

Name	Position	Date

/s/ Jennifer Holmgren, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	May 19, 2025
Jennifer Holmgren, Ph.D.

/s/ Justin Pugh	Chief Financial Officer (Principal Financial Officer)	May 19, 2025
Justin Pugh

/s/ Sushmita Koyanagi	Chief Accounting Officer (Principal Accounting Officer)	May 19, 2025
Sushmita Koyanagi