Form 10-Q
period 2025-06-30
LanzaTech Global, Inc.
filed 2025-08-19
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-40282

LanzaTech Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	92-2018969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8045 Lamon Avenue, Suite 400
Skokie, IL 60077
(847) 324-2400
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0000001 par value	LNZA	The Nasdaq Stock Market LLC
Warrants to purchase common stock	LNZAW	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 231,995,967 shares of common stock as of August 14, 2025.

LANZATECH GLOBAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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
•our ability to consummate the transactions contemplated by the Series A Convertible Senior Preferred Stock Purchase Agreement, dated May 7, 2025 (as amended by Amendment No. 1 to the Series A Convertible Senior Preferred Stock Purchase Agreement, dated June 2, 2025, the “PIPE Purchase Agreement”);
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

LANZATECH GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)
Item 1. Financial Statements

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$37,367	$43,499
Held-to-maturity investment securities	—	12,374
Trade and other receivables, net of allowance	7,079	9,456
Contract assets	8,016	18,975
Other current assets	13,689	15,030
Total current assets	66,151	99,334
Property, plant and equipment, net	19,215	22,333
Right-of-use assets	15,030	26,790
Equity method investment	—	4,363
Equity security investment	14,990	14,990
Other non-current assets	910	6,873
Total assets	$116,296	$174,683
Liabilities, Mezzanine Equity and Shareholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$3,944	$5,289
Other accrued liabilities	12,647	8,876
Warrants	296	3,531
PIPE Warrant	28,350	—
Fixed Maturity Consideration and current FPA Put Option liability	4,123	4,123
Contract liabilities	3,547	6,168
Accrued salaries and wages	2,739	2,302
Current lease liabilities	170	158
Total current liabilities	55,816	30,447
Non-current lease liabilities	16,645	30,619
Non-current contract liabilities	5,887	5,233
FPA Put Option liability	30,015	30,015
Brookfield SAFE liability	—	13,223
Brookfield Loan liability	19,435	—
Convertible Note	—	51,112
Other long-term liabilities	513	587
Total liabilities	128,311	161,236
Commitments and Contingencies (Note 15)
Mezzanine Equity
Redeemable convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 20,000,000 and no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	—
Preferred stock - additional paid-in capital	13,167	—
Total mezzanine equity	13,169	—
Shareholders’ Equity/(Deficit)
Common stock, $0.0001 par value, 600,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 231,995,967 and 194,915,711 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	23	19
Additional paid-in capital	994,394	981,638
Accumulated other comprehensive income	1,730	1,393
Accumulated deficit	(1,021,331)	(969,603)
Total shareholders’ equity/(deficit)	(25,184)	13,447
Total liabilities, mezzanine equity and shareholders' equity/(deficit)	$116,296	$174,683
See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Contracts with customers and grants	$2,766	$6,235	$5,823	$12,485
CarbonSmart product sales	3,818	938	8,022	1,801
Collaborative arrangements	1,313	1,329	2,363	3,552
Related party transactions	1,187	8,873	2,359	9,781
Total revenues	9,084	17,375	18,567	27,619
Costs and operating expenses:
Contracts with customers and grants(1)	2,194	4,019	5,096	9,017
CarbonSmart product sales(1)	3,732	614	7,868	1,533
Collaborative arrangements(1)	283	759	744	1,555
Related party transactions(1)	21	99	35	156
Research and development expense	14,935	21,481	31,429	38,542
Depreciation expense	1,054	1,458	1,835	2,988
Selling, general and administrative expense	19,106	11,747	34,854	22,784
Total cost and operating expenses	41,325	40,177	81,861	76,575
Loss from operations	(32,241)	(22,802)	(63,294)	(48,956)
Other income (expense):
Interest income, net	192	513	630	1,661
Other income (expense), net	2,885	(3,791)	20,803	(3,612)
Total other income (expense), net	3,077	(3,278)	21,433	(1,951)
Loss from equity method investees, net	(3,335)	(1,719)	(9,867)	(2,400)
Net loss	$(32,499)	$(27,799)	$(51,728)	$(53,307)

Other comprehensive loss:
Changes in credit risk of fair value instruments	(1,605)	—	1,091	—
Foreign currency translation adjustments	(313)	(191)	(754)	(150)
Comprehensive loss	$(34,417)	$(27,990)	$(51,391)	$(53,457)

Net loss per common share - basic and diluted	$(0.15)	$(0.14)	$(0.25)	$(0.27)
Weighted-average number of common shares outstanding - basic and diluted	218,121,734	197,746,569	207,377,690	197,360,539
(1)exclusive of depreciation

See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)
(Unaudited, in thousands, except share data)

	Mezzanine Equity Preferred Stock		Additional Paid-in Capital	Total Mezzanine Equity	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity/(Deficit)
	Shares	Amount			Shares	Amount
Balance at December 31, 2024	—	$—	$—	$—	194,915,711	$19	$981,638	$(969,603)	$1,393	$13,447
Stock-based compensation expense	—	—	—	—	—	—	2,353	—	—	2,353
Net loss	—	—	—	—	—	—	—	(19,229)	—	(19,229)
Issuance of common stock upon exercise of warrants and vesting of RSUs	—	—	—	—	2,981,869	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	—	—	—	2,696	2,696
Foreign currency translation	—	—	—	—	—	—	—	—	(441)	(441)
Balance at March 31, 2025	—	$—	$—	$—	197,897,580	$19	$983,991	$(988,832)	$3,648	$(1,174)
Stock-based compensation expense	—	—	—	—	—	—	2,275	—	—	2,275
Net loss	—	—	—	—	—	—	—	(32,499)	—	(32,499)
Issuance of common stock upon exercise of warrants and vesting of RSUs	—	—	—	—	44,050	—	—	—	—	—
Issuance of preferred stock, net of issuance costs	20,000,000	2	13,167	13,169	—	—	—	—	—	—
Issuance upon conversion of the Convertible Note	—	—	—	—	34,054,337	4	8,128	—	—	8,132
Other comprehensive loss, net	—	—	—	—	—	—	—	—	(1,605)	(1,605)
Foreign currency translation	—	—	—	—	—	—	—	—	(313)	(313)
Balance at June 30, 2025	20,000,000	$2	$13,167	$13,169	231,995,967	$23	$994,394	$(1,021,331)	$1,730	$(25,184)

See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)
(Unaudited, in thousands, except share data)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2023	196,642,451	$19	$943,960	$(831,872)	$2,364	$114,471
Stock-based compensation expense	—	—	2,625	—	—	2,625
Net loss	—	—	—	(25,508)	—	(25,508)
Issuance of common stock upon exercise of options and vesting of RSUs	1,083,026	—	234	—	—	234
Repurchase of equity instruments	—	—	(48)	—	—	(48)
Foreign currency translation	—	—	—	—	42	42
Balance at March 31, 2024	197,725,477	$19	$946,771	$(857,380)	$2,406	$91,816
Stock-based compensation expense	—	—	3,672	—	—	3,672
Net loss	—	—	—	(27,799)	—	(27,799)
Issuance of common stock upon exercise of options and vesting of RSUs	39,590	—	38	—	—	38
Foreign currency translation	—	—	—	—	(191)	(191)
Balance at June 30, 2024	197,765,067	$19	$950,481	$(885,179)	$2,215	$67,536

See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(51,728)	$(53,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,556	6,231
Gain on change in fair value of SAFE and warrant liabilities	(3,184)	(20,322)
Loss on change in fair value of the Brookfield Loan	12,445	—
Loss on Brookfield SAFE extinguishment	6,216	—
Loss on change in fair value of the FPA Put Option and the Fixed Maturity Consideration liabilities	—	23,998
Change in fair value of Convertible Note	(42,980)	—
Loss on change in fair value of PIPE Warrant liability	3,400	—
Loss on partial lease termination	(60)	—
Provisions for losses on trade and other receivables, net of recoveries	126	(700)
Depreciation of property, plant and equipment	1,835	2,988
Amortization of discount on debt security investment	(34)	(501)
Non-cash lease expense	917	887
Non-cash recognition of licensing revenue	(2,214)	(9,240)
Loss from equity method investees, net	9,867	2,400
Unrealized (Gain)/Loss on net foreign exchange	649	(131)
Changes in operating assets and liabilities:
Accounts receivable, net	2,334	3,575
Contract assets	11,231	1,034
Accrued interest on debt investment	(83)	120
Other assets	1,377	(2,269)
Accounts payable and accrued salaries and wages	(882)	458
Contract liabilities	61	128
Operating lease liabilities	(877)	507
Other liabilities	4,213	1,202
Net cash used in operating activities	(42,815)	(42,942)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(879)	(3,268)
Proceeds from maturity of debt securities	12,408	32,770
Net cash provided by investing activities	11,529	29,502
Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	15,050	—
Issuance costs related to preferred stock	(1,881)	—
Proceeds from issue of equity instruments of the Company	—	272
Repurchase of equity instruments of the Company	—	(48)
Partial settlement of the Brookfield Loan	(12,500)	—
Proceeds from PIPE Warrant	24,950	—
Net cash provided by financing activities	25,619	224
Effects of currency translation on cash, cash equivalents and restricted cash	(425)	(177)
Net decrease in cash, cash equivalents and restricted cash	(6,092)	(13,393)
Cash, cash equivalents and restricted cash at beginning of period	45,737	76,284
Cash, cash equivalents and restricted cash at end of period	$39,645	$62,891

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable	$106	$235
Right-of-use asset additions	—	8,934
Cashless issuance of equity for Convertible Notes	8,132	—
Issuance of the Brookfield Loan	6,216	—
Non-cash change in lease liability on partial termination	13,025	—
Non-cash change in ROU assets on partial termination	(13,085)	—

See the accompanying Notes to the Consolidated Financial Statements.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of the Business
LanzaTech Global, Inc., formerly known as AMCI Acquisition Corp. II (“AMCI”) prior to February 8, 2023, was incorporated as a Delaware corporation on January 28, 2021. On March 8, 2022, LanzaTech NZ, Inc. (“Legacy LanzaTech”) entered into an Agreement and Plan of Merger with AMCI and AMCI Merger Sub, Inc. a Delaware corporation and a wholly owned subsidiary of AMCI (“Merger Sub”). On February 8, 2023, Legacy LanzaTech completed its business combination with AMCI by which Merger Sub merged with and into Legacy LanzaTech, with Legacy LanzaTech continuing as the surviving corporation and as a wholly owned subsidiary of AMCI (the “Business Combination”).

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
As of June 30, 2025, the Company’s technology was operated by licensees at four commercial-scale ethanol plants in China, one plant in Belgium, one in the commissioning phase in India, with others currently in development in various countries.
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
The Company has recurring net losses and anticipates continuing to incur losses. The Company had cash and cash equivalents of $37,367 and accumulated deficit of $(1,021,331) as of June 30, 2025, along with cash outflows from operations of $(42,815) and net loss of $(51,728) for the six months ended June 30, 2025. The Company has historically funded its operations through the Business Combination, issuances of equity securities, debt financing, as well as from revenue generating activities with commercial and governmental entities.

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
On May 7, 2025 (the “PIPE Closing Date”), LanzaTech Global, Inc. (the “Company”) and LanzaTech Global SPV, LLC, an entity controlled by an existing investor (the “PIPE Purchaser”), entered into a Series A Convertible Senior Preferred Stock Purchase Agreement (as amended by Amendment No. 1 to the Series A Convertible Senior Preferred Stock Purchase Agreement, dated June 2, 2025, the “PIPE Purchase Agreement”) pursuant to which the Company agreed to issue and sell 20,000,000 shares of its preferred stock designated as “Series A Convertible Senior Preferred Stock”, par value of $0.0001 per share (“Series A Preferred Stock”), to the PIPE Purchaser for an aggregate purchase price of $40.0 million (the “Series A Preferred Stock Issuance”), subject to certain closing conditions described therein. The Series A Preferred Stock Issuance was consummated on the PIPE Closing Date. In connection with the Series A Preferred Stock Issuance, the Company’s $40.2 million aggregate principal amount of outstanding Convertible Note due 2029 (the “Convertible Note”), plus accrued and unpaid interest thereon, was converted into 34,054,337 shares of common stock, par value $0.0001 per share (“common stock”), of the Company pursuant to the mandatory conversion provision of the Convertible Note. Pursuant to the PIPE Purchase Agreement, the Company also agreed to issue to the PIPE Purchaser immediately prior to the consummation, if any, of a Financing (as defined below) (such time, the “Issuance Time”), if and only if the Issuance Time occurs on or prior to May 7, 2026, a warrant (the “PIPE Warrant”) to purchase an aggregate of 780,000,000 shares (“PIPE Warrant Shares”) of common stock at an exercise price equal to $0.0000001 per PIPE Warrant Share (subject to adjustments in certain events, including the Reverse Stock Split (as defined below) and to be no less than par value of the common stock) and the other terms to be set forth in the PIPE Warrant. Pursuant to the PIPE Purchase Agreement, the parties agreed that the PIPE Warrant would only be exercised upon consummation of a Subsequent Financing (as defined below) or, with the PIPE Purchaser’s consent, an Other Financing (as defined below). If the Conditions to Exercise are satisfied, the PIPE Warrant will be deemed automatically exercised on a cashless, net-exercise basis at such time (the time immediately following such automatic exercise, the “Expiration Time”). The PIPE Warrant will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026.
The Company also agreed to use its reasonable best efforts to consummate a bona fide financing pursuant to which the Company sells common stock to one or more accredited investors reasonably satisfactory to the holders of a majority of the outstanding Series A Preferred Stock (the “Majority Holders”), at a price per share of $0.05 (subject to adjustment in certain events), payable in cash, with an aggregate original issue price of not less than $35.0 million and not more than $60.0 million, on terms and conditions reasonably satisfactory to the Majority Holders (the “Subsequent Financing”). The PIPE Purchase Agreement provides that the Subsequent Financing must be consummated, if at all, no later than 45 days following receipt of requisite stockholder approvals. In addition, with the Majority Holders’ consent and in lieu of the Subsequent Financing, the Company may consummate any other financing that does not constitute a Subsequent Financing (an “Other Financing” and any such Other Financing or a Subsequent Financing, a “Financing”). The Company can provide no assurance that it will secure any such Financing in a timely manner, on favorable terms or at all.
The Company is actively pursuing the above actions. However, because receipt of any such Financing described above is subject to market and other conditions not within the Company’s control, management has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Accounting Policies
The Company’s significant accounting policies are included in Note 2 of the Notes to the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognized over time, the Simple Agreement for Future Equity with Brookfield (the “Brookfield SAFE”), the Brookfield Loan (as defined below), the Forward Purchase Agreement (“FPA”), the Convertible Note, the Series A Preferred Stock and the Private Placement Warrants (as defined below).
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had $37,367 and $43,499 of cash and cash equivalents, respectively.
Restricted Cash
The Company is required to maintain a cash deposit with a bank which consists of collateral on certain travel and expense programs maintained by the bank. The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of June 30, 2025 and December 31, 2024.

	As of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$37,367	$43,499
Restricted cash (presented within Other current assets)	2,278	2,238
Cash, cash equivalents and restricted cash	$39,645	$45,737
Forward Purchase Agreement
On February 3, 2023, the Company entered into the FPA with ACM ARRT H LLC (“ACM”). On the same date, ACM partially assigned its rights under the FPA to Vellar Opportunity Fund SPV LLC - Series 10 (“Vellar”). ACM and Vellar are together referred to as the “Purchasers.” Pursuant to the FPA, the Purchasers obtained 5,916,514 common shares (“Recycled Shares”) on the open market for approximately $10.16 per share (“Redemption Price”), and the purchase price of $60,096 was funded by the use of AMCI trust account proceeds as a partial prepayment (“Prepayment Amount”) for the FPA redemption three years from the date of the Business Combination (the “ FPA Maturity Date”). The FPA Maturity Date may be accelerated, at the Purchasers’ discretion, if the Company’s volume-weighted average share price is below $3.00 per share for any 50 trading days during a 60 consecutive trading-day period (the “VWAP Condition”) or if the Company is delisted. The Purchasers have the option to early terminate the arrangement in whole or in part by providing

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

optional early termination notice to the Company (the “Optional Early Termination”). For those shares early terminated (the “Terminated Shares”), the Purchasers will owe the Company an amount equal to the Terminated Shares times the Redemption Price, which may be reduced in the case of certain dilutive events (“Reset Price”).

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
The FPA consists of three freestanding financial instruments, which are accounted for as follows:
1) The total prepayment of $60,547 (“Prepayment Amount”), which is accounted for as a reduction to equity to reflect the substance of the overall arrangement as a net repurchase of the Recycled Shares and sale of shares to the Purchasers pursuant to a subscription agreement.
2) The “FPA Put Option”, which includes both the in-substance written put option and the portion of the Maturity Consideration in excess of the Minimum Maturity Consideration (as defined below) (the “Variable Maturity Consideration”). The FPA Put Option is a derivative instrument the Company has recorded as a liability and measured at fair value. The initial fair value of the FPA Put Option and subsequent changes in fair value of the FPA Put Option are recorded within other income (expense), net on the consolidated statements of operations and comprehensive loss.
3) The “Fixed Maturity Consideration,” which includes the minimum portion of the Maturity Consideration (the “Minimum Maturity Consideration”), calculated as (1) 7,500,000 less 5,916,514 multiplied by (2) $2.00 or $3,167, and the Share Consideration. Both the Minimum Maturity Consideration and the Share Consideration are considered to be free-standing debt instruments and as both will be paid on the same terms and at the same time, these are accounted for together. The Company has elected to measure these using the FVO under ASC 825, Financial Instruments (“ASC 825”). The Fixed Maturity Consideration was recorded as a long-term liability on the consolidated balance sheets as of December 31, 2023, and was reclassified as described below as of September 30, 2024. The initial fair value of the Fixed Maturity Consideration and subsequent changes in fair value of the Fixed Maturity Consideration are recorded within other income (expense), net on the consolidated statements of operations and comprehensive loss.
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
Refer to Note 8 - Forward Purchase Agreement for further details on the FPA.
Convertible Note
On August 5, 2024, the Company entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement”) with Carbon Direct Fund II Blocker I LLC (“Carbon Direct Capital”) pursuant to which the

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company agreed to sell and issue to Carbon Direct Capital and other purchasers in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $150,000 of convertible notes. On August 6, 2024, the Company issued and sold a principal amount of $40,150 of convertible notes to Carbon Direct Capital pursuant to the Convertible Note Purchase Agreement (the “Convertible Note”). The Company had elected the fair value option for the Convertible Note at issuance, under ASC 825.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company’s customers and grant providers from outside of the United States for the three months ended June 30, 2025 and 2024 was approximately 71% and 36%, respectively. Revenue generated from the Company’s customers and grant providers from outside of the United States for the six months ended June 30, 2025 and 2024 was approximately 70% and 43%, respectively.
As of June 30, 2025 and December 31, 2024, approximately 52% and 36%, respectively, of trade accounts receivable and unbilled accounts receivable were due from customers and grant providers located outside the United States. As of June 30, 2025 and December 31, 2024, the value of property, plant, and equipment outside the United States was immaterial.
The Company’s revenue by geographic region based on the contracting entities’ location is presented in Note 4 - Revenues.
Our largest contracting entities represent 10% or greater of revenue and were as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	36%	—%	34%	—%
Customer B	13%	51%	12%	35%
Customer C	—%	17%	—%	15%
Recently Issued Accounting Pronouncements, Not Yet Adopted
ASU 2024-04, Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”)
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2024-04, which provides guidance on the accounting for induced conversions of convertible debt instruments. The update clarifies that any additional value given to the debt holder as an inducement should be recorded as an expense at the time of conversion. This standard aims to ensure consistent financial reporting for these types of transactions. This ASU is effective for public companies with annual periods beginning after December 15, 2025, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”)
In November 2024 and January 2025, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” and ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” respectively, which clarified the effective date of ASU 2024-03. The ASU will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The standards are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 15, 2027. The Company is currently evaluating the impact of the adoption of the standard on its financial statement disclosures.
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
The following table presents the calculation of basic and diluted net loss per share for the Company’s common stock (in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss for basic and diluted earnings per common share	(32,499)	(27,799)	$(51,728)	$(53,307)
Weighted-average shares used in calculating net loss per share, basic and diluted	218,121,734	197,746,569	207,377,690	197,360,539
Net loss per common share, basic and diluted(1)	(0.15)	(0.14)	$(0.25)	$(0.27)
__________________
(1)In periods in which the Company reports a net loss, all common stock equivalents are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share.
As of June 30, 2025 and 2024, common stock equivalents not included in the computation of loss per share because their effect would be antidilutive included the following:

	As of June 30,
	2025	2024
Options	17,084,258	19,072,207
RSUs	5,699,723	7,885,931
Brookfield SAFE	—	5,000,000
Warrants	15,005,508	16,657,686
Total	37,789,489	48,615,824

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Revenues
Disaggregated Revenue
The following table presents disaggregated revenue in the following categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contract Types:
Licensing	$1,050	$8,541	$2,101	$9,121
Engineering and other services	1,893	5,122	3,695	9,578
Biorefining revenue	$2,943	$13,663	$5,796	$18,699

Joint development agreements	1,313	1,333	2,363	4,205
Contract research	1,010	1,441	2,386	2,914
Joint development and contract research revenue	$2,323	$2,774	$4,749	$7,119

CarbonSmart product	3,818	938	8,022	1,801

Total Revenue	$9,084	$17,375	$18,567	$27,619
The following table presents revenue from partners in collaborative arrangements and from grant contributions which are included in the table above as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from partners in collaborative agreements included in the Joint development agreements above	$1,313	$1,329	$2,363	$3,552
Revenue from grant contributions included in Engineering and other services above	(5)	2,997	50	4,153

Revenue by Geographic Location
The following table presents disaggregation of the Company’s revenues by customer location for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
North America	$2,649	$11,131	$5,614	$15,589
Europe, Middle East, Africa (EMEA)	1,954	5,014	4,464	9,594
Asia	4,481	826	8,489	2,032
Australia	—	404	—	404
Total Revenue	$9,084	$17,375	$18,567	$27,619

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract balances
The following table provides changes in contract assets and liabilities (in thousands):

	Current Contract Assets	Current Contract Liabilities	Non-current Contract Liabilities
Balance as of December 31, 2024	$18,975	$6,168	$5,233
Additions to unbilled accounts receivable	7,960	—	—
Increases due to consideration received	—	2,238	—
Unbilled accounts receivable recognized in trade receivables	(19,190)	—	—
Increase on revaluation on currency	271	—	656
Reclassification from long-term to short-term	—	2	(2)
Reclassification to revenue because of performance obligations satisfied	—	(4,861)	—
Balance as of June 30, 2025	$8,016	$3,547	$5,887
The decrease in contract assets was mostly due to billing certain customers and government entities for engineering and other services that were previously recorded as contract assets. As of June 30, 2025 and December 31, 2024, the Company had $7,079 and $9,456, respectively, of billed accounts receivable, net of allowance.
The decrease in current contract liabilities was primarily due to the reclassification due to the satisfaction of performance obligations, while the increase in non-current contract liabilities was primarily due to revaluation of foreign exchange currency.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, including unearned revenue to be recognized in future periods. Transaction price allocated to remaining performance obligations is influenced by factors such as project size, duration, contract modifications, and customer-specific acceptance rights. As of June 30, 2025, the Company had approximately $19,198 in contracted revenue remaining to be recognized, of which $12,135 is expected to be recognized in the next twelve months.

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

As of June 30, 2025, the Company did not have any HTM debt securities. The Company regularly reviews HTM securities for declines in fair values that are determined to be credit related. As of June 30, 2025 and December 31, 2024, the Company did not have an allowance for credit losses related to HTM securities.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity investments
As of June 30, 2025 and December 31, 2024, the Company’s equity investments consisted of the following (in thousands):

	As of
	June 30, 2025	December 31, 2024
Equity Method Investment in LanzaJet	$—	$4,363
Equity Security Investment in SGLT	14,990	14,990
Total Investment	$14,990	$19,353
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
During the three months ended June 30, 2025 and 2024, the Company recognized revenue from the Investment Agreement of $1,050 and $8,541, respectively, net of intra-entity profit elimination. During the six months ended June 30, 2025 and 2024, the Company recognized revenue from this arrangement of $2,101 and $9,121, respectively, net of intra-entity profit elimination and had associated deferred revenue of $2,689 and $5,375 as of June 30, 2025 and December 31, 2024, respectively. Net intra-entity profits related to this arrangement were $293 and $3,101 for the three months ended June 30, 2025 and 2024, respectively, and $585 and $3,193 for the six months ended June 30, 2025 and 2024, respectively. Intra-entity profits are amortized over a 15-year period through 2034.
In connection with the LanzaJet Note Purchase Agreement (see Note 13 - Related Party Transactions), LanzaJet issued warrants to its lenders that became exercisable at an exercise price of $0.01 upon the drawdown of the related funding commitments. The warrants are considered in-substance common stock under U.S. GAAP once the associated funding is drawn and the warrants become exercisable. The Company committed a proportionally smaller amount of funding relative to other participating investors and, as a result, received fewer warrants. Accordingly, when warrants held by other investors become exercisable and meet the criteria for in-substance common stock, the Company’s ownership interest in LanzaJet would be diluted. All such warrants became exercisable during the year ended December 31, 2024. No gain on dilution was recognized for the three months ended June 30, 2025 and 2024. The Company recorded a gain on dilution of $0 and $77 during the six months ended June 30, 2025 and 2024, respectively. The Company’s ownership in LanzaJet as of June 30, 2025 was 36.33%.
The carrying value of the Company’s equity method investment in LanzaJet as of June 30, 2025 was zero. As of December 31, 2024, the carrying value of the Company’s equity method investment in LanzaJet was $2,100 less than its proportionate share of its equity method investees’ book values. The carrying value balance went to zero as of March 31, 2025 as a result of recording losses against the balance. Additional losses recorded in the second fiscal quarter were taken against the loans receivable balance bringing it to zero. The Company will not recognize additional losses until the investment returns to a positive carrying value. The Company will continue to monitor LanzaJet’s financial results and track its share of any future profits or losses off-balance sheet.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with a sublicense agreement to LanzaJet under the Company’s license agreement with Battelle Memorial Institute (“Battelle”), LanzaTech remains responsible for any failure by LanzaJet to pay royalties due to Battelle. The fair value of LanzaTech’s obligation under this guarantee was immaterial as of June 30, 2025 and 2024.
The following table presents summarized aggregated financial information of our equity method investment (in thousands):

	Six Months Ended June 30,
	2025	2024
Selected Statement of Operations Information:
Revenues	$5,035	$10,800
Gross profit	1,729	5,303
Net loss	(39,628)	(10,204)
Net loss attributable to the Company	$(14,396)	$(2,478)

	As of
	June 30, 2025	December 31, 2024
Selected Balance Sheet Information:
Current assets	$31,027	$79,060
Non-current assets	275,585	271,019
Current liabilities	(19,159)	(29,069)
Non-current liabilities	$(307,981)	$(303,352)

SGLT
On September 28, 2011, the Company contributed RMB 25,800 (approx. $4,000) in intellectual property in exchange for 30% of the registered capital of Beijing Shougang LanzaTech Technology Co., LTD (“SGLT”). Since then, the Company’s interest in SGLT’s registered capital has decreased to approximately 9.31% as a result of investment by new investors. The Company accounts for its investment in equity securities of SGLT using the alternative measurement principles as permitted under ASC 321, Investments - Equity Securities, because SGLT's fair value is not readily determinable. For the three and six months ended June 30, 2025 and 2024, there was no change in the recorded amount of the investment in SGLT.
As of June 30, 2025 and 2024, there were no impairments of equity investments. During the three and six months ended June 30, 2025 and 2024, the Company received no dividends from equity investments. See Note 13 - Related Party Transactions, for information on revenues, accounts receivable, contract assets and purchases and open accounts payable with the Company’s equity investments.

Note 6 — Brookfield Instruments
On October 2, 2022, the Company entered into the Brookfield SAFE under which the Company agreed to issue to Brookfield the right to certain shares of its capital stock, in exchange for the payment of $50,000 (the “Initial Purchase Amount”). The Brookfield SAFE was legal form debt, however it could be converted into a maximum number of shares of 5,000,000. Management elected to apply the Fair Value Option ("FVO") under ASC 825, Financial Instruments. As the Brookfield SAFE was accounted for under the FVO, the Brookfield SAFE was classified as a mark-to-market liability.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$5,000 (such cumulative reductions the “Non-Repayable Amount”) and converted into LanzaTech Shares at $10.00 per share. Interest on the corresponding amount would be forgiven. Each project presented must have met certain criteria in order to be considered a qualifying project.
On February 14, 2025, the Company and Brookfield terminated the Brookfield SAFE and all rights and obligations, and concurrently entered into the Brookfield Loan (as defined below). As of that date, the Brookfield SAFE had not converted as a qualifying financing had not occurred and no qualified project investments had been presented to Brookfield. The Framework Agreement, as described below, remains in full effect. Management considered the terms of the Brookfield SAFE and the Brookfield Loan to be substantially different per ASC 470-50 – Debt: Modifications and Extinguishments. As such, the exchange of instruments was accounted for as the extinguishment of the Brookfield SAFE and the recognition of a new debt instrument, “Brookfield Loan”. As of February 14, 2025, the Company recognized a loss of $6,216 on extinguishment of Brookfield SAFE in other expenses/income on the consolidated statements of operations and comprehensive loss.
Brookfield Framework Agreement
On October 2, 2022, LanzaTech entered into a framework agreement with Brookfield (the “Brookfield Framework Agreement”). Under such agreement, LanzaTech agreed to exclusively offer Brookfield the opportunity to acquire or invest in certain projects to construct commercial production facilities employing carbon capture and transformation technology in the U.S., the European Union, the United Kingdom, Canada or Mexico for which LanzaTech is solely or jointly responsible for obtaining or providing equity financing, subject to certain exceptions. LanzaTech agreed to present Brookfield with projects that over the term of the agreement require equity funding of at least $500,000 in the aggregate. With respect to projects acquired by Brookfield, LanzaTech is entitled to a percentage of free cash flow generated by such projects determined in accordance with a hurdle-based return waterfall. Brookfield has no obligation under the Brookfield Framework Agreement to invest in any of the projects. There had been no investments in projects as of June 30, 2025 or 2024.
On July 10, 2025, LanzaTech and Brookfield entered into Amendment No. 1 to the Brookfield Framework Agreement. See Note 16 - Subsequent Events.
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
The Brookfield Loan is legal form debt and management has elected to apply the FVO with the Brookfield Loan classified as a mark-to-market liability. As of June 30, 2025, no qualifying financing had yet occurred and no qualified project investments had been presented to Brookfield, therefore no portion of the Brookfield Loan was deemed repaid. As of June 30, 2025, the fair value of the Brookfield Loan was $19,435 and was recorded within the Brookfield Loan liability on the consolidated balance sheets.
Refer to Note 10 - Fair Value Measurement for further details on the Brookfield SAFE and the Brookfield Loan’s fair value measurement and liabilities recorded as of June 30, 2025 and associated changes to their respective fair value for the six months ended June 30, 2025.
On July 10, 2025, LanzaTech and Brookfield entered into Amendment No. 1 to the Brookfield Loan. See Note 16 - Subsequent Events.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On May 7, 2025, the Company consummated a Qualified Equity Financing with the Series A Preferred Stock Issuance, resulting in conversion of the Convertible Note into 34,054,337 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note. The fair value adjustment upon conversion was $8,132 of which $4 was booked to common stock at a par value of $0.0001 and the remaining was recorded in additional paid-in capital in the Company’s consolidated balance sheets. The change in fair value was $9.4 million and $43.8 million for the three and six months ended June 30, 2025, respectively, and was included within other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss.

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
The Fixed Maturity Consideration was valued at $4,123 as of June 30, 2025 and as of December 31, 2024, which represents the fair value of the fixed portion of the Share Consideration and the Minimum Maturity Consideration and was classified as current in the consolidated balance sheets.
The FPA Put Option was valued at $30,015 as of June 30, 2025 and as of December 31, 2024 and was classified as non-current liability in the consolidated balance sheets.
On January 23, 2025, the Company issued 1,652,178 shares of common stock pursuant to a cashless exercise of all 2,010,000 FPA Warrants held by Vellar at a $0.30 per share exercise price.

Note 9 — Preferred Stock and PIPE Warrant
Series A Preferred Stock - Mezzanine Equity

On the PIPE Closing Date, the Company and the PIPE Purchaser entered into the PIPE Purchase Agreement pursuant to which the Company agreed to issue and sell 20,000,000 shares of Series A Preferred Stock to the PIPE Purchaser for $2.00 per share for an aggregate purchase price of $40.0 million (the “Series A Preferred Stock Issuance”), subject to certain closing conditions described therein. The Series A Preferred Stock Issuance was consummated on the PIPE Closing Date. Preferential cumulative dividends accrue on each share of Series A Preferred Stock on a daily basis in arrears at 8.0% per annum and once accrued shall not be declared or paid but shall be added to the liquidation value of such share of Series A Preferred Stock. Subject to applicable law, upon the occurrence of a change of control, certain bankruptcy related events, a sale of all or substantially all assets of the Company or a material subsidiary thereof or a material breach by the Company of the terms of the Series A Preferred Stock, the Company is required to make an irrevocable and unconditional offer to holders of the Series A Preferred Stock to redeem all of the then-outstanding shares of Series A Preferred Stock (a “Mandatory Redemption”). The redemption price for each share of Series A Preferred Stock redeemed in a Mandatory Redemption is equal to an amount per share of 1.5x its liquidation value plus any accumulated and unpaid dividends that have not been added to the liquidation value as of the relevant date of determination. Upon the occurrence of certain bankruptcy related events, all outstanding Series A Preferred Stock will be deemed automatically surrendered to the Company, redeemed and extinguished in exchange for a promissory note. If the Company is prohibited by law from redeeming all shares of Series A Preferred Stock upon a Mandatory Redemption, then the Company shall redeem the maximum aggregate number of shares of Series A Preferred Stock permitted by law, on a pari passu basis. Any shares of Series A Preferred Stock that are not redeemed pursuant to the immediately preceding sentence shall remain outstanding. The Company classifies the Series A Preferred Stock as mezzanine equity (temporary equity) outside of permanent equity on the consolidated balance sheets. This classification reflects provisions in the PIPE Purchase Agreement that could require redemption of the shares upon the occurrence of a liquidation or deemed liquidation event, such as a change of control, which is not solely within the Company’s control.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PIPE Warrant - Current Liability
Pursuant to the PIPE Purchase Agreement, the Company also agreed to provide the PIPE Purchaser the contingent opportunity to participate in the potential future equity appreciation of the Company in the form of the PIPE Warrant that, similar to a structuring fee, would be issued and exercisable if and only if certain conditions were satisfied prior to May 7, 2026, including obtaining a required stockholder vote and additional Financing meeting specified criteria. If issued, the PIPE Warrant would provide for the issuance of an aggregate of 780,000,000 shares of common stock at an exercise price equal to $0.0000001 per share (subject to adjustments in certain events, including the Reverse Stock Split, and to be no less than the par value of the Company’s common stock) and the other terms to be set forth in the PIPE Warrant. Pursuant to the PIPE Purchase Agreement, the parties agreed that the PIPE Warrant would only be exercised upon consummation of a Subsequent Financing or, with the PIPE Purchaser’s consent, an Other Financing. If the Conditions to Exercise are satisfied, each PIPE Warrant will be deemed automatically exercised on a cashless, net-exercise basis at such time (the time immediately following such automatic exercise, the “Expiration Time”). The PIPE Warrant will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026.
Irrespective of the PIPE Warrant being a contingent instrument for which the conditions to issuance have not been satisfied, under applicable accounting guidance, the PIPE Warrant was required to be classified as a current liability at May 7, 2025 and to be remeasured at fair value at each balance sheet date, with changes in fair value recorded in other income (expense), net within the consolidated statements of operations and comprehensive loss. As a result, the Company recorded a current liability of $24.9 million as of May 7, 2025 based on the closing stock price of the Company’s common stock of $0.24 and taking into account the probability that a Subsequent Financing would be consummated. As of June 30, 2025, the closing stock price of the Company’s common stock increased to $0.27, resulting in an increase in the fair value of the PIPE Warrant of approximately $3.4 million using the same probability assumption. Changes in the fair value of the PIPE Warrant were recognized in other income (expense), net within the Company’s consolidated statements of operations and comprehensive loss.
If the Company is unable to consummate a Financing, then the PIPE Warrant will not be issued and will have no accounting value. See Item 1A.-“Risk Factors—There can be no assurance that a Financing will be successfully consummated or achieve the anticipated results”.
The PIPE Purchase Agreement also provides that, no later than 75 days (or 90 days if the staff of the SEC conducts a review of the applicable preliminary proxy statement) following the PIPE Closing Date, the Company would be required to convene a meeting of its stockholders to obtain stockholder approvals (collectively, the “Requisite Stockholder Approvals”) with respect to: (i) the issuance of shares of common stock issuable upon conversion of the Series A Preferred Stock, the exercise of the PIPE Warrants, and in connection with the Subsequent Financing (collectively, the “Issuable Common Shares”) and to effect any “change of control” in connection with the foregoing, in accordance with the rules of Nasdaq; (ii) an amendment to the Company’s certificate of incorporation to (a) effect a reverse stock split of the common stock (the “Reverse Stock Split”) at a ratio mutually acceptable to the Company and the holders of a majority of the outstanding Preferred Stock (the “Majority Holders”), (b) authorize that number of shares of common stock that, taking into account the Reverse Stock Split, is sufficient to authorize and issue Issuable Common Shares (the “Authorized Capitalization Amendment”), (c) set the par value of the common stock to an amount equal to the exercise price of the PIPE Warrants, and (d) provide that the Company’s stockholders may take action by written consent; and (iii) the issuance of common stock in the Subsequent Financing at a price per share of $0.05 (subject to adjustment in certain events, including the Reverse Stock Split). The PIPE Purchaser also agreed in the PIPE Purchase Agreement to vote all shares of common stock held by it prior to the PIPE Closing Date in favor of the Requisite Stockholder Approvals or, if there were insufficient votes in favor of granting the Requisite Stockholder Approvals, in favor of the adjournment of such meeting of the stockholders of the Company to a later date.
The Company also agreed to use its reasonable best efforts to consummate a Subsequent Financing. The PIPE Purchase Agreement provides that the Subsequent Financing must be consummated, if at all, no later than 45 days following receipt of the Requisite Stockholder Approvals.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Fair Value Measurement
The following table presents the Company’s fair value hierarchy for its assets and liabilities measured at fair value as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$21,522	$—	$—	$21,522
Total assets	$21,522	$—	$—	$21,522

Liabilities:
FPA Put Option liability	$—	$—	$30,015	$30,015
Fixed Maturity Consideration and current portion of the FPA Put Option	—	—	4,123	4,123
Brookfield Loan liability	—	—	19,435	19,435
PIPE Warrant	—	—	28,350	28,350
Private Placement Warrants	—	—	89	89
Public Warrants	207	—	—	207
Total liabilities	$207	$—	$82,012	$82,219

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30,136	$—	$—	$30,136
Total assets	$30,136	$—	$—	$30,136

Liabilities:
Convertible Note	$—	$—	$51,112	$51,112
FPA Put Option liability	—	—	30,015	30,015
Fixed Maturity Consideration	—	—	4,123	4,123
Brookfield SAFE liability	—	—	13,223	13,223
Private Placement Warrants	—	—	1,432	1,432
Public Warrants	2,099	—	—	2,099
Total Liabilities	$2,099	$—	$99,905	$102,004
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
The following table represents the inputs used in calculating the fair value of the prepaid forward contract and the Fixed Maturity Consideration as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Stock price	$0.27	$1.37
Term (in years)	0	0
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	—%	—%
The Company filed suit under the FPA against Vellar in July 2024 and fully settled the FPA pursuant to its terms with ACM in October 2024 (see Note 8 - Forward Purchase Agreement and Note 15 - Commitments and Contingencies).
Convertible Note
The Company has elected to measure the Convertible Note using the fair value option under ASC 825. On May 7, 2025, the Company consummated a Qualified Equity Financing with the Series A Preferred Stock Issuance, resulting in the conversion of the Convertible Note into 34,054,337 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note.
The following table represents the inputs used in calculating the fair value of the Convertible Note as of May 7, 2025 and December 31, 2024:

	May 7, 2025	December 31, 2024
Stock price	$0.24	$1.37
Term (in years)	0	4.6
Expected volatility	—%	110.0%
Risk-free interest rate	—%	4.3%
Expected dividend yield	—%	—%
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
As of February 14, 2025, the Company expected to present projects to Brookfield to result in the Brookfield SAFE liability being automatically converted into shares at 75%, with the remaining portion to be outstanding until maturity. For the conversion portion, since the liquidity price was set at the Business Combination, the number of shares that Brookfield receives is fixed. Based on this expectation, the value of the Brookfield SAFE is equal to the Brookfield SAFE's as-converted value, which is the converted portion of the initial purchase amount, divided by the liquidity price, multiplied by the stock price.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The fair value of the Brookfield Loan was determined using a scenario-weighted discounted cash flow model on the adjusted remaining portion of the Brookfield Loan which includes the February 21, 2025 repayment and the Company’s expectation to present projects to Brookfield to result in the Brookfield Loan liability being deemed as repaid at 75% and 50% as of February 14, 2025 and June 30, 2025. The remaining portion outstanding is adjusted for two scenarios: in the first scenario, the remaining amount is repaid at maturity and in the second, the remaining amount is assumed to be repaid at the end of the third quarter of 2025.
Significant inputs for Level 3 Brookfield Loan measurement at June 30, 2025 and February 14, 2025 are as follows:

	June 30, 2025	February 14, 2025
Adjusted remaining amount	$23,948	$10,123
Term (in years)	0.25	1.46
Discount rate	40.0%	40.0%
On July 10, 2025, LanzaTech and Brookfield entered into Amendment No. 1 to the Brookfield Loan. See Note 16 - Subsequent Events.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PIPE Warrant
Pursuant to the PIPE Purchase Agreement, the Company also agreed to provide the PIPE Purchaser the contingent opportunity to participate in the potential future equity appreciation of the Company in the form of the PIPE Warrant that, similar to a structuring fee, would be issued if and only if certain conditions were satisfied prior to May 7, 2026, including obtaining a required stockholder vote and additional Financing meeting specified criteria. If issued, the PIPE Warrant would provide for the issuance of an aggregate of 780,000,000 shares of common stock at an exercise price equal to $0.0000001 per share (subject to adjustments in certain events, including the Reverse Stock Split, and to be no less than par value of the Company’s common stock) and the other terms to be set forth in the PIPE Warrant. Pursuant to the PIPE Purchase Agreement, the parties agreed that the PIPE Warrant would only be exercised upon consummation of a Subsequent Financing or, with the PIPE Purchaser’s consent, an Other Financing. If the Conditions to Exercise are satisfied, the PIPE Warrant will be deemed automatically exercised on a cashless, net-exercise basis at such time (the time immediately following such automatic exercise, the “Expiration Time”). The PIPE Warrant will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026.
Irrespective of the PIPE Warrant being a contingent instrument for which the conditions to issuance have not been satisfied, under applicable accounting guidance, the PIPE Warrant was required to be classified as a current liability at May 7, 2025 and to be remeasured at fair value at each balance sheet date, with changes in fair value recorded in other income (expense), net within the consolidated statements of operations and comprehensive loss. As a result, the Company recorded a current liability of $24.9 million as of May 7, 2025 based on the closing stock price of the Company’s common stock of $0.24 and taking into account the probability that a Subsequent Financing would be consummated. As of June 30, 2025, the closing stock price of the Company’s common stock increased to $0.27, resulting in an increase in the fair value of the PIPE Warrant of approximately $3.4 million using the same probability assumption. Changes in fair value of the PIPE Warrant were recognized in other income (expense), net within the Company’s consolidated statements of operations and comprehensive loss.
If the Company is unable to consummate a Financing, then the PIPE Warrant will not be issued and will have no accounting value. See Item 1A.-“Risk Factors—There can be no assurance that a Financing will be successfully consummated or achieve the anticipated results”.
Public Warrants and Private Placement Warrants
As part of AMCI’s initial public offering (“IPO”), AMCI issued warrants to third-party investors. Each public warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, AMCI completed the private sale of warrants. Each private sale warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. Additionally, prior to the consummation of the Business Combination, AMCI issued warrants for the settlement of a working capital loan. The working capital warrants have the same terms as the private sale of warrants issued at the IPO. Warrants sold in the private sale at the IPO and the warrants issued to convert the working capital loan are collectively referred to as the “Private Placement Warrants”. In connection with the IPO, the Company has 7,808,119 Public Warrants and 4,466,081 Private Placement Warrants outstanding as of June 30, 2025.
For the Public Warrants, the Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value. Changes in fair value are recorded in other income (expense), net within the consolidated statements of operations and comprehensive loss. The Company recognized decreases in the fair value of the liability of $1,892 and $2,273 during the six months ended June 30, 2025 and 2024, respectively.
The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. For the six months ended June 30, 2025, there was no change in fair value compared to a decrease of $2,148 for the prior year period. Changes in fair value are recorded on the consolidated statements of operations and comprehensive loss within other income (expense), net.
The following table represents the weighted average inputs used in calculating the fair value of the Private Placement Warrants outstanding as of June 30, 2025 and December 31, 2024:

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2025	December 31, 2024
Stock price	$0.27	$1.37
Exercise price	$11.50	$11.50
Term (in years)	2.61	3.11
Expected volatility	110.0%	97.5%
Risk-free interest rate	3.70%	4.28%
Expected dividend yield	—%	—%
The following tables represent reconciliations of the fair value measurements of the assets and liabilities using significant unobservable inputs (Level 3) (in thousands):

	Convertible Note	PIPE Warrant	FPA Put Option	Fixed Maturity Consideration	Brookfield SAFE	Brookfield Loan	Private Placement Warrants
Balance as of January 1, 2025	$(51,112)	$—	$(30,015)	$(4,123)	$(13,223)	$—	$(1,432)
Extinguishment of the Brookfield SAFE	—	—	—	—	13,274	—	—
Issuance of PIPE Warrant	—	(24,950)	—	—	—	—	—
Issuance of the Brookfield Loan	—	—	—	—	—	(19,490)	—
Partial settlement of Brookfield Loan	—	—	—	—	—	12,500	—
Conversion of Convertible Note to common stock	8,132	—	—	—	—	—	—
(Loss) gain recognized in the consolidated statement of operations and comprehensive loss	42,980	(3,400)	—	—	(51)	(12,445)	1,343
Balance as of June 30, 2025	$—	$(28,350)	$(30,015)	$(4,123)	$—	$(19,435)	$(89)

	FPA Put Option	Fixed Maturity Consideration	Brookfield SAFE	Private Placement Warrants
Balance as of January 1, 2024	$(37,523)	$(7,228)	$(25,150)	$(3,914)
(Loss) gain recognized in other expense, net on the consolidated statement of operations and comprehensive loss	(22,980)	(1,018)	15,900	2,148
Balance as of June 30, 2024	$(60,503)	$(8,246)	$(9,250)	$(1,766)

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes
The Company is subject to federal and state income taxes in the United States, as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely. The Company and its foreign subsidiaries have historically been loss generating entities that have resulted in no excess earnings to consider for repatriation and accordingly there were no deferred income taxes recognized for the three and six months ended June 30, 2025 and 2024.
The Company recorded no income tax expense for the three and six months ended June 30, 2025 and 2024, representing an effective tax rate of 0%. The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in the three and six months ended June 30, 2025 and 2024 was primarily due to a full valuation allowance related to the Company's U.S. and foreign deferred tax assets. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.
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

Note 12 — Share-Based Compensation
In 2023, the Company adopted the LanzaTech Long-Term Incentive Plan (the “LTIP”) in conjunction with the closing of the Business Combination. The LTIP provides for grants of a variety of awards to employees, directors, and other service providers to the Company, including, but not limited to stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance awards and other stock-based awards or cash incentives. Prior to the effective date of the closing of the Business Combination, the Company granted awards under the LanzaTech NZ Inc. 2013 Stock Plan, the LanzaTech NZ Inc. 2015 Stock Plan, and the LanzaTech NZ, Inc. 2019 Stock Plan, (collectively, the “Prior Stock Plans”).
Equity Classified Awards:
Restricted Stock Units
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the unvested time-based and market-based RSUs for the six months ended June 30, 2025, were as follows:

	Time-based RSUs		Market-based RSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested Outstanding at January 1, 2025	4,009	$3.22	3,463	$1.71
Granted	—	—	—	—
Vested	(1,580)	3.27	(342)	1.61
Cancelled/forfeited	(452)	3.22	(38)	1.61
Non-vested Outstanding at June 30, 2025	1,977	$3.19	3,083	$1.72
Compensation expense related to the time-based RSUs was $1,043 and $1,550 for the three months ended June 30, 2025 and 2024, respectively, and $2,115 and $2,341 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, $4,872 of unrecognized compensation cost related to time-based RSUs will be recognized over a weighted-average period of 1.34 years.
Compensation expense related to the market-based RSUs was $170 and $387 for the three months ended June 30, 2025 and 2024, respectively, and $440 and $1,114 for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, $396 of unrecognized compensation costs related to market-based RSUs will be recognized over a weighted-average period of 0.68 years.
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
Stock option awards outstanding as of June 30, 2025 and changes during the six months ended June 30, 2025, were as follows:

	Shares subject to option (thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2025	18,659	$2.11
Vested and expecting to vest at January 1, 2025	18,659	2.11
Exercisable at January 1, 2025	12,819	1.67
Granted	—
Exercised	—
Cancelled/forfeited	(684)	3.22
Expired	(890)	1.93
Outstanding at June 30, 2025	17,085	$2.07	4.55	$7,399
Vested and expecting to vest at June 30, 2025	17,085	2.07	4.55	7,399
Exercisable at June 30, 2025	14,459	$1.85	3.92	$7,399
Compensation expenses related to the stock options was $1,080 and $1,735 for the three months ended June 30, 2025 and 2024, respectively, and $2,049 and $2,842 for the six months ended June 30, 2025 and 2024, respectively. As

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of June 30, 2025, $4,703 of unrecognized compensation costs related to stock options will be recognized over a weighted-average period of 1.36 years.
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

Note 13 — Related Party Transactions
As of June 30, 2025 and 2024, the Company had equity ownership in LanzaJet and SGLT (see Note 5 - Investments for further details). The table below summarizes amounts related to transactions with these related parties (in thousands):

	As of
	June 30, 2025	December 31, 2024
Accounts receivable	$2,137	$2,452
Contract assets	—	399
Notes receivable	—	5,789
Accounts payable	—	234
The following table presents revenue from related parties per disaggregated revenue categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from related parties, included within Licensing	$1,050	$8,541	$2,101	$9,121
Revenue from related parties, included within Engineering and other services	137	332	258	660
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the formation of LanzaJet, the Company entered into a transition services agreement with LanzaJet, primarily for the access and use of certain equipment and spaces. For the three and six months ended June 30, 2025 and 2024, the Company recognized immaterial amounts of revenue from related parties.
In addition to the licensing and sublicensing of its intellectual property, pursuant to the Investment Agreement as described in Note 5 - Investments, the Company provides certain engineering and other services related to a gas-to-jet demonstration plant currently in development by LanzaJet and other projects whereby LanzaJet is the customer. As the project has reached completion, the Company recognized immaterial amounts of revenue for ad-hoc services during the three and six months ended June 30, 2025 and 2024.
In December 2023, LanzaTech sold LanzaJet the right to utilize some of LanzaTech’s completed engineering work as a basis for future LanzaJet projects for a price of $2,000 and recorded a $2,000 receivable. The payment will be offset against the license fees LanzaTech would pay to LanzaJet for the use of their technology in the Company’s projects. A license agreement is in process and is expected to be executed in 2025, at which time the Company’s $2,000 receivable will be reduced to the extent of payments due and payable under the license agreement. The Company recognized $57 and $115 in deferred profit for the three and six months ended June 30, 2025.
In May 2020, the Company entered into an agreement to lease certain land to a subsidiary of LanzaJet and recognized lease revenue on a straight-line basis over the life of the lease agreement.
LanzaJet Stockholders’ Agreement
In connection with the Investment Agreement, on April 1, 2021, the Company entered into an amended and restated stockholders’ agreement with LanzaJet, Shell, Mitsui, British Airways and Suncor (the “LanzaJet Stockholders’ Agreement”). Under the LanzaJet Stockholders’ Agreement, each party is required to hold and vote its shares of LanzaJet stock to ensure that LanzaJet’s board of directors (the “LanzaJet board”) is composed of eight directors: one designee from each of British Airways, Mitsui, Suncor and Shell, two LanzaTech designees (one of which will be the chairperson), LanzaJet’s chief executive officer, and one independent director. Each party must hold a certain number of shares of LanzaJet common stock in order to maintain their respective designated board seats. Pursuant to the agreement, if a party votes to remove its designated director from the LanzaJet board, the other parties must also vote in favor of removal. If a party fails to comply with its obligations under the second tranche investments provided for in the LanzaJet Investment Agreement, the other parties may vote to remove that party’s designee, and such party will forfeit its designated LanzaJet board seat in exchange for the right to designate a non-voting observer to the LanzaJet board.
The agreement also provides that the parties must vote their shares in favor of a proposed change of control transaction and take all reasonable steps necessary to execute the transaction if it meets certain standards and is approved by us, the LanzaJet board, and any investor holding a certain number of LanzaJet shares.
The parties to the LanzaJet Stockholders’ Agreement may not transfer their LanzaJet shares until 2026, except for permitted transfers to affiliates. LanzaJet has a right of first refusal with regard to all transfers of LanzaJet shares to third parties (including in connection with a change of control with respect to the applicable party’s ultimate parent) and if LanzaJet declines to exercise this right, the other parties to the agreement are entitled to a pro rata right of first refusal. We and the other parties will also have a pro rata right of first refusal with regard to new LanzaJet shares issued as well as a put right with respect to LanzaJet shares that we and such parties hold upon the occurrence of certain conditions. The LanzaJet Stockholders’ Agreement also provides registration rights in connection with an initial public offering of or other registration of LanzaJet shares.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Each purchaser of Notes under the LanzaJet Note Purchase Agreement also received a warrant for the right to purchase 575,000 shares of common stock of LanzaJet for each $10,000 of Notes purchased by such purchaser for an exercise price of $0.01 per share. Accordingly, the Company received warrants to purchase 316,250 shares of common stock of LanzaJet, and exercised them in January 2024.
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
As of June 30, 2025, the carrying amount of the note receivable from LanzaJet was reduced to zero. This reduction reflects LanzaJet’s share of losses attributable to the Company under the equity method investment carrying amount. As a result of continued net losses, the Company’s investment in LanzaJet has also been reduced to zero. The Company will not recognize additional losses until the investment returns to a positive carrying value. The Company will continue to monitor LanzaJet’s financial results and track its share of any future profits or losses off-balance sheet (See Note 5 - Investments).
SGLT
The Company supplies SGLT with certain water-soluble organic compounds required in the Company's proprietary gas fermentation process, small-size equipment and consulting services. For the three and six months ended June 30, 2025 and 2024, the Company recognized an immaterial amount of revenue. The Company also provided engineering services and incurred costs of $238 and $270 for the three months ended June 30, 2025 and 2024, respectively, and $393 and $455 for the six months ended June 30, 2025 and 2024, respectively.

Note 14 — Reportable Segment
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
The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets. The table below presents the Company’s consolidated operating results including significant segment expenses:

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Consolidated Revenues	$9,084	$17,375	$18,567	$27,619
Less
Consolidated Cost of Sales	6,230	5,491	13,743	12,261
Salaries and benefits expenses[1]	15,517	21,217	33,180	41,725
External service providers[1]	13,266	7,947	22,850	10,856
Other Operating expenses (net of recharges)	6,312	5,522	12,088	11,733
Net loss from operations	$(32,241)	$(22,802)	$(63,294)	$(48,956)
Other expenses, net	3,077	(3,278)	21,433	(1,951)
Loss from equity method investees, net	(3,335)	(1,719)	(9,867)	(2,400)
Net Loss	$(32,499)	$(27,799)	$(51,728)	$(53,307)
(1) Includes those salaries and benefits and external service providers expenses recharged into cost of sales.

For disaggregation of the Company’s revenues by customer location and contract type, see Note 4 - Revenues and for major customers, see Note 2 - Summary of Significant Accounting Policies. As of June 30, 2025, property plant and equipment, net of depreciation, was $19,215 and associated expenditure during the six months ended June 30, 2025 was $853.

Note 15 — Commitments and Contingencies
Lease Commitments
In May 2025, the Company amended the operating lease for its corporate headquarters in Skokie IL., the terms of which terminated certain floors of the leased space and was treated as a lease modification as of the effective date. The partial lease termination of the corporate headquarters leased space resulted in a reduction in the Company’s future minimum fixed lease obligations as of the lease modification date. As a result of the partial lease termination, the Company remeasured its operating lease liabilities and recorded a decrease of $13,085 to reflect the reduced lease payments. The Company also recorded a decrease to right-of-use assets of $13,025 based on the proportionate decrease in the right-of-use asset, which resulted in a gain of $60 recognized in other income (expense), net within the Company’s consolidated statements of operations and comprehensive loss for the six months ended June 30, 2025. The lease liability was remeasured using a revised incremental borrowing rate (“IBR”) of 8.0% as of the amendment date in determining the present value of lease payments. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.
Under the terms of the lease agreement for the Company’s headquarters, the Company was required to deliver the security deposit in the form of a letter of credit to the landlord no later than June 30, 2025. Until such delivery, the obligation represents a commitment under the lease agreement. The letter of credit will not be drawn upon unless the Company fails to perform under the lease terms.
Litigation
The Company is, and may from time to time be, involved in legal proceedings and exposed to potential claims in the normal course of business. As of June 30, 2025 and December 31, 2024, the Company did not have any reasonably possible or probable losses from such claims.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On July 24, 2024, LanzaTech filed suit against Vellar, primarily in connection with Vellar’s sale of Recycled Shares, which LanzaTech alleges are in breach of the FPA’s requirement that Recycled Shares be held in a bankruptcy remote special purpose vehicle for the benefit of the Company unless the sale is noticed to the Company as part of an early termination, which Vellar has not done. In the event of a sale of Recycled Shares subject to an optional early termination, the Company is entitled to receive approximately $10.16 for each share sold (see Note 2 - Summary of Significant Accounting Policies). LanzaTech believes that Vellar’s notice regarding the VWAP Trigger Event and consequently, its notice of an event of default, is not valid and accordingly, that no payments are owed to Vellar in connection with the purported acceleration of the FPA Maturity Date or early termination of the FPA. LanzaTech filed an amended complaint on September 30, 2024. Vellar moved to dismiss. On August 12, 2025, the Court denied in part and granted in part Vellar’s motion to dismiss. The Company intends to vigorously pursue its claim against Vellar.
On October 23, 2024, Vellar filed suit against the Company, alleging breach of the FPA, and seeking $4,164 plus interest. The Company intends to vigorously defend itself against the claim. On October 24, 2024, Vellar sought advancement of certain expenses from the Company in connection with this litigation. The Company denied the request on October 28, 2024. Vellar filed a motion for advancement of fees on November 20, 2024, which was fully briefed on December 20, 2024. On August 12, 2025, the Court denied the motion.. On April 11, 2025, Vellar filed a motion to amend the complaint and a motion to consolidate the two related actions between LanzaTech and Vellar. Both motions were granted. Vellar filed the amended complaint on April 23, 2025 adding a claim for breach of the FPA Warrants, to which LanzaTech and Vellar are parties and seeking damages, including liquidated damages under the FPA Warrants. LanzaTech filed an answer to the amended complaint on May 14, 2025.
Convertible Note Litigation
On May 16, 2025, Carbon Direct Capital, the former holder of the Convertible Note, commenced a lawsuit against the Company in the Supreme Court of the State of New York (“Supreme Court”). The complaint filed in the action contends that the mandatory conversion of the Convertible Note formerly held by Carbon Direct Capital in connection with the Series A Preferred Stock Issuance, is invalid under the terms of the Convertible Note, and even if a mandatory conversion had occurred, Carbon Direct Capital would be entitled to consideration in the form of Series A Preferred Stock and PIPE Warrant rather than the shares of common stock that the Company issued to Carbon Direct Capital in the mandatory conversion. Simultaneously with filing the complaint, Carbon Direct Capital moved via order to show cause for a temporary restraining order and preliminary injunction voiding the mandatory conversion under the Convertible Note and sought expedited discovery. On May 21, 2025, the Supreme Court denied Carbon Direct Capital’s request for a temporary restraining order. On June 13, 2025, the Supreme Court denied Carbon Direct Capital’s motion

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for a preliminary injunction. On July 3, 2025, the Supreme Court granted the Company’s motion to dismiss Carbon Direct Capital’s complaint in full, finding that plaintiff had failed to state a claim for breach of contract or breach of the implied covenant of good faith and fair dealing. On August 1, 2025, Carbon Direct Capital filed a notice of appeal to the Appellate Division, First Department of the Supreme Court’s decision dismissing the complaint.
The Company disputes the allegations in the complaint and intends to defend itself against the claims asserted therein.
On June 30, 2025, Carbon Direct Capital commenced a separate lawsuit in the Delaware Court of Chancery. The complaint filed in the action contended that the proxy statement for the July 28, 2025 annual meeting of stockholders contained material misstatements or omissions. Carbon Direct Capital moved for expedited proceedings and requested a schedule on a motion for preliminary injunction. On July 11, 2025, the Court of Chancery denied Carbon Direct Capital’s motion to expedite. On July 28, 2025, the Company moved to dismiss the complaint. On August 5, 2025, Carbon Direct Capital filed a notice of voluntary dismissal of the action.
As of August 19, 2025, the Company did not have sufficient information to predict the outcome of the lawsuits.

Note 16 — Subsequent Events
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is in the process of evaluating the impacts of OBBBA and the results of which will be recognized in the financial statements during the period of enactment.

On July 10, 2025, the Company and Brookfield entered into Amendment No. 1 to the Brookfield Framework Agreement (the “Amended Brookfield Framework Agreement”) to extend the end date of the initial term from October 2, 2027 to December 3, 2028.

Additionally, on July 10, 2025, the Company and Brookfield entered into Amendment No. 1 to the Brookfield Loan (the “Amended Brookfield Loan Agreement”). Under the Amended Brookfield Loan Agreement, (i) the maturity date of the loan has been extended from October 3, 2027 to December 3, 2029 (the period from October 4, 2027 to December 3, 2029, the “extension period”), (ii) interest will accrue on a daily basis on the unpaid principal balance of the loan at (a) 8% per annum, payable quarterly in cash, from October 4, 2027 through and including December 3, 2028 and (b) 12% per annum, payable quarterly in cash, from December 4, 2028 through and including December 3, 2029 and (iii) during the extension period, the deemed repayment provisions set forth in the Loan Agreement associated with equity funding required for qualifying projects will not apply to eligible projects under the Amended Brookfield Framework Agreement with respect to which Brookfield has (or is deemed to have) delivered a rejection notice.

On August 15, 2025,the Company filed with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) two Certificates of Amendment to the Company’s Second Amended and Restated Articles of Incorporation to (1) decrease the par value of the Company’s common stock from $0.0001 to $0.0000001 per share (the “Par Value Change”) and increase the number of authorized shares of common stock from 600,000,000 to 2,580,000,000 (the “Authorized Share Increase”), effective 4:59 p.m. Eastern Time on August 18, 2025, and (2) effect a 1-for-100 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock and proportionately decrease the number of authorized shares of common stock to 25,800,000 (the “Proportionate Authorized Share Decrease” and, together with the Par Value Change, Authorized Share Increase and Reverse Stock Split, the “Charter Amendments”), effective 5:00 p.m. Eastern Time on August 18, 2025 (the “Reverse Split Effective Time”). The Charter Amendments were approved by the Board of Directors of the Company and by stockholders of the Company at the Company’s 2025 Annual Meeting of Stockholders held on July 28, 2025, as detailed in the Company’s definitive proxy statement for such annual meeting, filed with the SEC on June 18, 2025 (as supplemented by the proxy supplement filed with the SEC on July 17, 2025).

At the Reverse Split Effective Time, every 100 shares of the Company’s issued and outstanding common stock were automatically reclassified and combined into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, any fractional shares resulting from the Reverse Stock Split were

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rounded up to the nearest whole share at the registered holder and participant level with The Depository Trust Company. Proportionate adjustments were made to the number of shares of the Company’s common stock underlying the Company’s outstanding equity awards. With respect to the Company’s warrants, every 100 shares of common stock that may be purchased pursuant to the exercise of warrants prior to the Reverse Split Effective Time represent one share of common stock that may be purchased pursuant to such warrants following the Reverse Split Effective Time. Correspondingly, the exercise price per share of such warrants has been proportionately increased, such that the exercise price per share of such warrants immediately following the Reverse Stock Split is $1,150, which equals the product of 100 multiplied by $11.50, the exercise price per share immediately prior to the Reverse Stock Split.

The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity (other than as a result of the rounding of shares to the nearest whole share in lieu of issuing fractional shares).

The Company’s common stock and public warrants began trading on a post-split basis at market open on August 19, 2025, and continue to be traded on the Nasdaq Capital Market under the symbols “LNZA” and “LNZAW”, respectively. The new CUSIP number for the Company’s common stock following the Reverse Stock Split is 51655R200. The CUSIP number for the Company’s public warrants has not changed.

Additionally, on August 15, 2025, the Company filed with the Delaware Secretary of State a Restated Certificate of Incorporation (the “Restated Charter”) that became effective at 5:01 p.m. Eastern Time on August 18, 2025. The Restated Charter (1) reflects the Charter Amendments(other than the Authorized Share Increase, which was superseded by the Proportionate Authorized Share Decrease), and (2) otherwise merely restates and integrates but does not further amend the Company’s Second Amended and Restated Certificate of Incorporation as theretofore amended or supplemented. The Restated Charter was adopted by the Board of Directors of the Company without a vote of stockholders of the Company pursuant to Section 245 of the Delaware General Corporation Law.

The foregoing description of the Restated Charter does not purport to be complete and is qualified in its entirety by the full text of the Restated Charter, which is filed hereto as Exhibit 3.1 and is incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and accompanying footnotes thereto included in Part I, “Item 1-Financial Results and Supplementary Data” of this Quarterly Report, and our audited consolidated financial statements and related notes included in the Company’s 2024 Annual Report. In this section, unless otherwise indicated or the context otherwise requires, references in this section to “LanzaTech,” the “Company,” “we,” “us,” “our” and other similar terms refer to LanzaTech Global, Inc. and its consolidated subsidiaries. References to “AMCI” refer to AMCI Acquisition Corp. II prior to the Business Combination. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include without limitation those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in Part I, “Item 1A-Risk Factors” of the Company’s 2024 Annual Report and Part II, “Item 1A.-Risk Factors” of the Company’s Quarterly Report for the fiscal quarter ended March 31, 2025 and of this Quarterly Report.
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
We have not achieved operating profitability since our formation. Our net losses after tax were $51.7 million and $53.3 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 we had an accumulated deficit of $1,021.3 million compared to an accumulated deficit of $969.6 million as of December 31, 2024. We anticipate that we will continue to incur losses until we sufficiently commercialize our technology.
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
On May 7, 2025 (the “PIPE Closing Date”), the Company and LanzaTech Global SPV, LLC, an entity controlled by a large existing investor (the “PIPE Purchaser”), entered into a Series A Convertible Senior Preferred Stock Purchase Agreement (as amended by Amendment No. 1 to the Series A Convertible Senior Preferred Stock

Purchase Agreement, dated June 2, 2025, the “PIPE Purchase Agreement”) pursuant to which the Company agreed to issue and sell 20,000,000 shares of its preferred stock designated as “Series A Convertible Senior Preferred Stock”, par value of $0.0001 per share (“Series A Preferred Stock”), to the PIPE Purchaser for an aggregate purchase price of $40.0 million (the “Series A Preferred Stock Issuance”), subject to certain closing conditions described therein. The Series A Preferred Stock Issuance was consummated on the PIPE Closing Date. In connection with the Series A Preferred Stock Issuance, the Company’s $40.2 million aggregate principal amount of outstanding Convertible Note (the “Convertible Note”), plus accrued and unpaid interest thereon, was converted into 34,054,337 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note.
Pursuant to the PIPE Purchase Agreement, the Company also agreed to issue to the PIPE Purchaser immediately prior to the consummation, if any, of a Financing (as defined below) (such time, the “Issuance Time”), if and only if the Issuance Time occurs on or prior to May 7, 2026, a warrant (the “PIPE Warrant”) to purchase an aggregate of 780,000,000 shares (“PIPE Warrant Shares”) of common stock at an exercise price equal to $0.0000001 per PIPE Warrant Share (subject to adjustments in certain events, including the Reverse Stock Split (as defined below) and to be no less than par value of the common stock) and the other terms to be set forth in the PIPE Warrant. Pursuant to the PIPE Purchase Agreement, the parties agreed that the PIPE Warrant would only be exercised upon consummation of a Subsequent Financing (as defined below) or, with the PIPE Purchaser’s consent, a financing that does not constitute a Subsequent Financing (an “Other Financing”) (collectively, the “Conditions to Exercise”); provided, however, that if the Conditions to Exercise are satisfied, the PIPE Warrant will be deemed automatically exercised on a cashless, net-exercise basis at such time (the time immediately following such automatic exercise, the “Expiration Time”). The PIPE Warrant will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026.
The PIPE Purchase Agreement also provides that, no later than 75 days (or 90 days if the staff of the SEC conducts a review of the applicable preliminary proxy statement) following the PIPE Closing Date, the Company would be required to convene a meeting of its stockholders to obtain stockholder approvals (collectively, the “Requisite Stockholder Approvals”) with respect to: (i) the issuance of shares of common stock issuable upon conversion of the Series A Preferred Stock, the exercise of the PIPE Warrant, and in connection with the Subsequent Financing (collectively, the “Issuable Common Shares”) and to effect any “change of control” in connection with the foregoing, in accordance with the rules of Nasdaq; (ii) an amendment to the Company’s certificate of incorporation to (a) effect a reverse stock split of the common stock (the “Reverse Stock Split”) at a ratio mutually acceptable to the Company and the holders of a majority of the outstanding Preferred Stock (the “Majority Holders”), (b) authorize that number of shares of common stock that, taking into account the Reverse Stock Split, is sufficient to authorize and issue Issuable Common Shares (the “Authorized Capitalization Amendment”), (c) set the par value of the common stock to an amount equal to the exercise price of the PIPE Warrant, and (d) provide that the Company’s stockholders may take action by written consent; and (iii) the issuance of common stock in the Subsequent Financing at a price per share of $0.05 (subject to adjustment in certain events, including the Reverse Stock Split).
The Company also agreed to use its reasonable best efforts to consummate a bona fide financing pursuant to which the Company sells common stock to one or more accredited investors reasonably satisfactory to the Majority Holders, at a price per share of $0.05 (subject to adjustment in certain events, including the Reverse Stock Split), payable in cash, with an aggregate original issue price of not less than $35.0 million and not more than $60.0 million, on terms and conditions reasonably satisfactory to the Majority Holders (the “Subsequent Financing”). The PIPE Purchase Agreement provides that the Subsequent Financing must be consummated, if at all, no later than 45 days following receipt of requisite stockholder approvals. In addition, with the Majority Holders’ consent and in lieu of the Subsequent Financing, the Company may consummate any other financing that does not constitute a Subsequent Financing (an “Other Financing” and any such Other Financing or a Subsequent Financing, a “Financing”).
The Company held its 2025 Annual Meeting of Stockholders on July 28, 2025, where stockholders were asked to vote on proposals to provide the Requisite Stockholder Approvals. All of the Requisite Stockholder Approvals were received other than the approval for the amendment to the Company’s certificate of incorporation to provide that the Company’s stockholders may take action by written consent.

The Company is actively pursuing a Financing. The Company can provide no assurance that it will secure any such Financing in a timely manner, on favorable terms or at all. See Part II, “Item 1A.—Risk Factors—There can be no assurance that a Financing will be successfully consummated or achieve the anticipated results.”
Basis of Presentation
LanzaTech’s consolidated financial statements were prepared in accordance with U.S. GAAP. See Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements for a full description of our basis of presentation.
Key Financial Metrics
In addition to the measures presented in our consolidated financial statements, we review the following key business metrics to measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions that will impact the future operational results of LanzaTech. Increases or decreases in our key business metrics may not correspond with increases or decreases in our revenue.
Key elements of the Company’s performance for the three months ended June 30, 2025 and 2024 are summarized in the tables below:

	Three Months Ended June 30,
(In thousands, except for percentages)	2025	2024	Variance	% Change
GAAP Measures:
Revenue	$9,084	$17,375	$(8,291)	(48)%
Net Loss	(32,499)	(27,799)	(4,700)	17%
Key Performance Indicators:
One-Time Revenue (1)	7,810	8,834	(1,024)	(12)%
Recurring Revenue (2)	1,274	8,541	(7,267)	(85)%
Total Revenue	$9,084	$17,375	$(8,291)	(48)%
Cost of Revenues (ex. Depreciation) (3)	6,230	5,491	739	13%
Selling, general & administrative expense	19,106	11,747	7,359	63%
Adjusted EBITDA (4)	$(29,696)	$(17,752)	$(11,944)	67%
__________________
(1)One-time revenue includes all other revenue other than licensing and sales of microbes and media.
(2)Includes revenue from licensing and sales of microbes and media.
(3)Consists of costs of revenues from contracts with customers and grants (exclusive of depreciation), cost of revenue from collaboration agreements (exclusive of depreciation) and cost of revenue from related party transactions (exclusive of depreciation).
(4)Adjusted EBITDA, a non-GAAP financial measure, is calculated as net loss, excluding the impact of depreciation, interest income, net, stock-based compensation expense, change in fair value of warrant liabilities, loss on the Brookfield SAFE extinguishment, change in fair value of the Brookfield SAFE and the Brookfield Loan liabilities, change in fair value of the FPA Put Option liability and Fixed Maturity Consideration (net of interest accretion reversal), change in fair value of the Convertible Note, change in fair value of the PIPE Warrant, change in fair value of the Brookfield Loan and loss from equity method investees, net. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with GAAP. See “Non-GAAP Financial Measures” for additional information and reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP measure.

Key elements of the Company’s performance for the six months ended June 30, 2025 and 2024 are summarized in the tables below:

	Six Months Ended June 30,
(In thousands, except for percentages)	2025	2024	Variance	% Change
GAAP Measures:
Revenue	$18,567	$27,619	$(9,052)	(33)%
Net Loss	(51,728)	(53,307)	1,579	(3)%
Key Performance Indicators:
One-Time Revenue(1)	16,087	18,517	(2,430)	(13)%
Recurring Revenue (2)	2,480	9,102	(6,622)	(73)%
Total Revenue	18,567	27,619	(9,052)	(33)%
Cost of Revenues (ex. Depreciation) (3)	13,743	12,261	1,482	12%
Selling, general & administrative expense	34,854	22,784	12,070	53%
Adjusted EBITDA (4)	$(60,203)	$(39,901)	$(20,302)	51%
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
(4)Adjusted EBITDA, a non-GAAP financial measure, is calculated as net loss, excluding the impact of depreciation, interest income, net, stock-based compensation expense, change in fair value of warrant liabilities, loss on the Brookfield SAFE extinguishment, change in fair value of the Brookfield SAFE and the Brookfield Loan liabilities, change in fair value of the FPA Put Option liability and Fixed Maturity Consideration (net of interest accretion reversal), change in fair value of the Convertible Note, change in fair value of the PIPE Warrant, change in fair value of the Brookfield Loan and loss from equity method investees, net. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with GAAP. See “Non-GAAP Financial Measures” for additional information and reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP measure.

Results of Operations — Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The results of operations presented below should be reviewed in conjunction with our consolidated financial statements and notes. The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Variance	% Change
(In thousands, except for per share amounts)
Total revenue	$9,084	$17,375	$(8,291)	(48)%
Cost of revenue (1)	6,230	5,491	739	13%
Operating expenses:
Research and development	14,935	21,481	(6,546)	(30)%
Depreciation expense	1,054	1,458	(404)	(28)%
Selling, general and administrative expense	19,106	11,747	7,359	63%
Total operating expenses	35,095	34,686	409	1%
Loss from operations	(32,241)	(22,802)	(9,439)	41%
Other income (expense):
Interest income, net	192	513	(321)	(63)%
Other income (expense), net	2,885	(3,791)	6,676	(176)%
Total other income (expense), net	3,077	(3,278)	6,355	(194)%
Loss from equity method investees, net	(3,335)	(1,719)	(1,616)	94%
Net loss	$(32,499)	$(27,799)	$(4,700)	17%
Other comprehensive loss:
Changes in credit risk of fair value instruments	(1,605)	—	(1,605)	—%
Foreign currency translation adjustments	(313)	(191)	(122)	64%
Comprehensive loss	$(34,417)	$(27,990)	$(6,427)	23%

(1) exclusive of depreciation

Revenue
Total revenue decreased $8.3 million, or 48%, in the three months ended June 30, 2025, compared to the same period in 2024. The decline was primarily driven by $7.5 million in licensing revenue received in the prior period related to LanzaJet sublicensing our technology. Engineering and other services revenue also declined by $3.2 million and other contract research declined by $0.5 million, mainly due to the completion of projects with existing customers and government entities whose projects reached completion of their current development phase. These decreases were partially offset by an increase of $2.9 million in CarbonSmart sales.
Cost of Revenue
Cost of revenue increased $0.7 million, or 13%, in the three months ended June 30, 2025, compared to the same period in 2024. This increase was primarily driven by the cost of revenue for CarbonSmart products of $3.1 million partially offset by a decrease in engineering and other services of $1.5 million for contracts with existing customers and government entities. Cost of revenue also decreased $0.5 million for joint development arrangements and $0.4 million for other contract research.

Research and Development
R&D expense decreased $6.5 million, or 30%, in the three months ended June 30, 2025, compared to the same period in 2024, primarily due to a $4.0 million decrease in external R&D services related to project development costs that are not currently eligible for capitalization. An additional decrease of $1.8 million was related to consumables and facilities expenses, and a decrease of $0.8 million in personnel and contractor expenses was related to R&D projects.
Selling, General and Administrative Expense
SG&A expense increased $7.4 million, or 63%, in the three months ended June 30, 2025, compared to the same period in 2024. This was primarily due to a $9.5 million increase in professional services fees associated with the Company’s focus on streamlining its business priorities and a $1.0 million increase in facilities and consumable expenses, partially offset by a $3.1 million decrease in personnel and contractor expenses.
Interest income, net
Interest income, net decreased $0.3 million in the three months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily attributable to lower interest earned on smaller cash balances held in savings, money market, and investment accounts.
Other Income, Net
Other income, net increased $6.7 million in the three months ended June 30, 2025, compared to the same period in 2024. This was due to the overall net loss on changes in the fair value of our financial instruments, specifically, the increase in fair value of the Convertible Note of $9.4 million caused by the decrease in the assumed conversion price during the three months ended June 30, 2025 .

Results of Operations — Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table sets forth our consolidated results of operations for the periods indicated:

	Six Months Ended June 30,
	2025	2024	Variance	% Change
(In thousands, except for per share amounts)
Total revenue	$18,567	$27,619	$(9,052)	(32.8)%
Cost of revenues	13,743	12,261	1,482	12.1%
Operating expenses:
Research and development	31,429	38,542	(7,113)	(18.5)%
Depreciation expense	1,835	2,988	(1,153)	(38.6)%
Selling, general and administrative expense	34,854	22,784	12,070	53.0%
Total operating expenses	$68,118	$64,314	$3,804	5.9%
Loss from operations	(63,294)	(48,956)	(14,338)	29.3%
Other income (expense):
Interest income, net	630	1,661	(1,031)	(62.1)%
Other income (expense), net	20,803	(3,612)	24,415	nm
Total other income (expense), net	21,433	(1,951)	23,384	nm
Loss before income taxes	(41,861)	(50,907)	9,046	(17.8)%
Loss from equity method investees, net	(9,867)	(2,400)	(7,467)	nm
Net loss	$(51,728)	$(53,307)	$1,579	(3.0)%
Other comprehensive loss:
Changes in credit risk of fair value instruments	1,091	—	1,091	—%
Foreign currency translation adjustments	(754)	(150)	(604)	402.7%
Comprehensive loss	$(51,391)	$(53,457)	$2,066	(3.9)%

(1) exclusive of depreciation
nm - Not meaningful

Revenue
Total revenue decreased $9.1 million, or 32.8%, in the six months ended June 30, 2025, compared to the same period in the prior year. The decline was primarily driven by $7.0 million in licensing revenue received in the prior period related to LanzaJet sublicensing our technology. Additionally, engineering and other services revenue declined by $5.9 million, mainly due to the completion of projects with existing customers and government entities whose projects reached completion of their current development phase, Joint Development Agreements revenue declined by $1.8 million, and other contract research declined by $0.5 million, partially offset by an increase of $6.2 million in CarbonSmart sales.
Cost of Revenues
Cost of revenues increased $1.5 million, or 12.1%, in the six months ended June 30, 2025, compared to the same period in the prior year, primarily driven by an increase of $6.3 million in cost of revenue related to CarbonSmart product sales due to higher activity in the first half of the year. The increase was offset by a $3.5 million decrease in cost of revenue for engineering and other services, a $1.0 million decrease in cost of revenue in Joint Development Agreements, and a $0.5 million decrease in other contract research.

Research and Development
R&D expense decreased $7.1 million, or 18.5%, in the six months ended June 30, 2025, compared to the same period in the prior year, primarily due to a decrease of $3.9 million was related to consumables and facilities expense, a decrease of $2.9 million in external R&D services related to project development costs that are not currently eligible for capitalization, and a decrease of $0.3 million in personnel and contractor expenses related to R&D projects.
Selling, general and administrative expense
SG&A expense increased $12.1 million, or 53.0%, in the six months ended June 30, 2025, compared to the same period in the prior year. This was primarily due to an increase of $14.8 million in professional fees associated with the Company’s focus on streamlining its business priorities, an increase of $1.8 million for facilities and consumable expenses, partially offset by a decrease of $4.5 million in personnel and contractor expenses driven by a decrease in salary and bonus expenses.
Interest income, net
Interest income, net decreased $1.0 million in the six months ended June 30, 2025 compared to the same period in the prior year. This was primarily attributable to interest earned on lower cash balances held in savings and money market accounts.
Other Income, net
Other income, net increased $24.4 million in the six months ended June 30, 2025 compared to the same period in the prior year. This increase was primarily driven by a $43.8 million gain related to the change in fair value of the Convertible Note recorded in the six months ended June 30, 2025, a $23.8 million gain on the change in fair value of Forward Purchase Agreement (FPA) recorded in the six-month period ended June 30, 2024, with no change in the current period.
These increases were partially offset by a loss of $0.6 million due to the increase in fair value of the Brookfield SAFE between January 1, 2025 and February 14, 2025, a loss of $6.2 million from the extinguishment of the Brookfield SAFE, and a loss of $1.4 million due to the reversal of losses related to changes in instrument-specific credit risk that had accumulated in other comprehensive income prior to the extinguishment. This compares to a $15.9 million loss relating the change in fair value of the Brookfield SAFE that was recorded in the six-month period ended June 30, 2024.
Further losses offsetting the above gains are related to $11.4 million loss from the change in fair value of the Brookfield Loan between February 14, 2025 and March 31, 2025.

Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents comprise cash on hand, demand deposits at banks, and other short-term, highly liquid investments with original maturity of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.
The following table shows the balances of our cash, cash equivalents and restricted cash as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(In thousands, except for percentages)	2025	2024	Variance	% Change
Total cash, cash equivalents, and restricted cash	$39,645	45,737	$(6,092)	(13.3)%
As of June 30, 2025, compared to December 31, 2024, LanzaTech’s cash, cash equivalents, and restricted cash decreased by $6.1 million, or 13.3%, primarily due to funding the net loss adjusted for non-cash charges (see cash flow section below) and partial repayment on the Brookfield Loan.
Debt Security Investments
Debt security investments comprise mainly held-to-maturity U.S. Treasury and high quality corporate securities that the Company has both the ability and intent to hold to maturity. These securities all mature within one year and will provide additional liquidity upon maturity. As of June 30, 2025, held-to-maturity security investments all matured, compared to $12.4 million as of December 31, 2024.
Sources and Uses of Capital
Since inception, we have financed our operations primarily through equity and debt financing. Our ability to successfully develop products and expand our business depends on many factors, including our ability to meet working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
As of June 30, 2025, our capital structure consisted of equity (comprising issued capital, and accumulated deficit), and the Brookfield Loan. We are not subject to any externally imposed capital requirements. As of June 30, 2025, our outstanding debt comprised the Brookfield Loan, the FPA Put Option liability and the Fixed Maturity Consideration, which are all classified as liabilities for accounting purposes, on our consolidated balance sheets as of June 30, 2025. See Note 2 - Summary of Significant Accounting Policies in our unaudited consolidated financial statements for further information.
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
On July 24, 2024, LanzaTech filed suit against Vellar, primarily in connection with Vellar’s sale of Recycled Shares, which LanzaTech alleges is in breach of the FPA’s requirement that Recycled Shares be held in a bankruptcy remote special purpose vehicle for the benefit of the Company unless the sale is notified to the Company as part of an early termination, which Vellar did not do. On October 23, 2024, Vellar filed suit against the Company, alleging breach of the FPA, and seeking approximately $4.2 million plus interest. The Company intends to vigorously defend itself against the claim. On April 11, 2025, Vellar filed a motion to amend its complaint, seeking to add a claim for breach of the FPA Warrants, to which LanzaTech and Vellar are parties. Vellar also moved to consolidate the two related actions between LanzaTech and Vellar. Both motions were granted and Vellar filed the amended complaint on April 23, 2025. The amended complaint seeks damages, including liquidated damages under the FPA Warrants. The outcome of the lawsuit is uncertain, and in the event that the Company does not succeed, the Company may not have sufficient funds or be able to obtain financing from third parties to pay amounts related to the lawsuit. See Note 15 - Commitments and Contingencies in our unaudited consolidated financial statements for further information.
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
On May 9, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) and a Terms Agreement (the “Terms Agreement” and, together with the Sales Agreement, the “ATM Agreements”) with B. Riley Securities, Inc. (“B. Riley Securities”), pursuant to which the Company may, from time to time and subject to certain conditions such as a floor price, offer and sell through or to B. Riley Securities, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $100 million. The shares will be offered through or to B. Riley Securities, acting as agent in connection with agency transactions or as principal in connection with any principal transactions. Pursuant to the Terms Agreement, the Company will have the right, but not the obligation, from time to time at its sole discretion, for as long as the Sales Agreement remains effective, to direct B. Riley Securities on any trading day to act on a principal basis and purchase up to the maximum of the lesser of a) 50% of the prior daily trading volume, or b) approximately $0.2 million per day as long as the closing price on the day prior exceeds $1, and approximately up to $0.9 million per week, and up to $40 million per twelve-month period, subject to any applicable limitations pursuant to the rules and regulations of Nasdaq (the aggregate amount so purchased by B. Riley Securities under the Terms Agreement, the

“Commitment”), which Commitment will be included within the aggregate offering price of up to $100 million of common stock sold pursuant to the ATM Agreements; provided, however, that only one principal sale may be requested per day unless otherwise agreed to by B. Riley Securities. As of June 30, 2025, no common stock had been sold pursuant to the ATM equity offering program and the program was inactive.
On August 5, 2024, the Company entered into a Convertible Note Purchase Agreement (the “Convertible Note Purchase Agreement”) with Carbon Direct Fund II Blocker I LLC (“Carbon Direct Capital”) pursuant to which the Company agreed to sell and issue to Carbon Direct Capital and other purchasers in a private placement transaction (the “Private Placement”) in one or more closings up to an aggregate principal amount of $150 million of convertible notes. On August 6, 2024, we issued and sold a $40.2 million of convertible note to Carbon Direct Capital pursuant to the Convertible Note Purchase Agreement (the “Convertible Note”). The gross proceeds from the initial closing was approximately $40 million, before deducting estimated offering expenses.
On May 7, 2025, the Company consummated a Qualified Equity Financing with the Series A Preferred Stock Issuance, resulting in the conversion of the Convertible Note into 34,054,337 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note. See Note 7 - Convertible Note in our unaudited consolidated financial statements for further information.
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
Under the Brookfield Loan and effective as of the termination of the Brookfield SAFE, Brookfield was deemed to have loaned to LanzaTech, and LanzaTech was deemed to have borrowed from Brookfield, approximately $60.0 million, representing the $50 million Initial Purchase Amount under the Brookfield SAFE plus accrued interest at a rate of 8% per annum, compounded annually from October 2, 2022 to and including February 14, 2025. The Brookfield Loan accrues interest at a rate of 8% per annum, compounded annually, from February 14, 2025. The initial principal payment of $12.5 million to Brookfield was due on or prior to February 21, 2025 and has been paid. Any remaining outstanding principal amount of the Brookfield Loan (the “Remaining Amount”), plus accrued interest will be repayable in cash upon the earlier of (i) October 3, 2027, (ii) the occurrence of certain change of control events or (iii) a breach of the Loan Agreement. In addition, for each $50 million of aggregate equity funding required for qualifying projects presented to Brookfield in accordance with the Framework Agreement, $5 million of the Remaining Amount will be deemed to be repaid. As of June 30, 2025, no qualifying financing had yet occurred and no qualified project investments had been presented to Brookfield, therefore no portion of the Brookfield Loan was deemed repaid.
On July 10, 2025, LanzaTech and Brookfield entered into Amendment No. 1 to the Brookfield Loan (the “Amended Brookfield Loan Agreement). Under the Amended Brookfield Loan Agreement, (i) the maturity date of the loan has been extended from October 3, 2027 to December 3, 2029 (the period from October 4, 2027 to December 3, 2029, the “extension period”), (ii) interest will accrue on a daily basis on the unpaid principal balance of the loan at (a) 8% per annum, payable quarterly in cash, from October 4, 2027 through and including December 3, 2028 and (b) 12% per annum, payable quarterly in cash, from December 4, 2028 through and including December 3, 2029 and (iii) during the extension period, the deemed repayment provisions set forth in the Loan Agreement associated with equity funding required for qualifying projects will not apply to eligible projects under the Amended Brookfield Framework Agreement with respect to which Brookfield has (or is deemed to have) delivered a rejection notice.
On the PIPE Closing Date, the Company and the PIPE Purchaser, entered into the PIPE Purchase Agreement pursuant to which the Company agreed to issue and sell 20,000,000 shares of Series A Preferred Stock, to the PIPE Purchaser for an aggregate purchase price of $40.0 million (the “Series A Preferred Stock Issuance”), subject to certain closing conditions described therein. The Series A Preferred Stock Issuance was consummated on the PIPE Closing Date. The Company classifies the Series A Preferred Stock as mezzanine equity (temporary equity) outside of permanent equity on the consolidated balance sheets. This classification reflects provisions in the Series A Preferred Stock Agreement that could require redemption of the shares upon the occurrence of a deemed liquidation event, such as a change of control, which is not solely within the Company’s control. Pursuant to the PIPE Purchase Agreement, the Company also agreed to provide the PIPE Purchaser the contingent opportunity to participate in the potential future equity appreciation of the Company in the form of the PIPE Warrant that, similar to a structuring fee, would be issued if and only if certain conditions were satisfied prior to May 7, 2026, including obtaining a required stockholder vote and additional Financing meeting specified criteria. If issued, the PIPE Warrant would provide for the issuance of an aggregate of 780,000,000 shares of common stock at an exercise price equal to $0.0000001 per share (subject to adjustments in certain events, including the Reverse Stock Split, and to be no less than par value of the Company’s common stock) and the other terms to be set forth in the PIPE Warrant. Pursuant to the PIPE Purchase Agreement, the parties agreed that the PIPE Warrant would only be exercised upon consummation of a Subsequent Financing or, with the PIPE Purchaser’s consent, an Other Financing. If the Conditions to Exercise are satisfied, the PIPE Warrant will be deemed automatically exercised on a cashless, net-exercise basis at such time (the time immediately following such automatic exercise, the “Expiration Time”). The PIPE Warrant will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026. As of June 30, 2025, the PIPE Warrant is classified as a current liability and is subject to remeasurement at fair value at each balance sheet date. The fair value of the PIPE Warrant was $28.4 million at June 30, 2025. Changes in fair value of the PIPE Warrant were recognized in other income, net within the consolidated statements of operations and comprehensive loss.
In the normal course of our business, we also enter into purchase commitments or other transactions in which we make representations and warranties that relate to the performance of our goods and services. We do not expect material losses related to these transactions.
Going Concern
We have recurring net losses and anticipate continuing to incur losses. We had cash and cash equivalents of $37.4 million, short-term held-to-maturity debt securities of $0.0 million and an accumulated deficit of $(1,021.3) million as of June 30, 2025, along with cash outflows from operations of $(42.8) million and net loss of $(51.7) million for the six months ended June 30, 2025. We have historically funded our operations through the Business Combination, issuances of equity securities, debt financing, as well as from revenue generating activities with commercial and governmental entities.
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
On the PIPE Closing Date, the Company and the PIPE Purchaser, entered into the PIPE Purchase Agreement pursuant to which the Company agreed to issue and sell 20,000,000 shares of Series A Preferred Stock to the PIPE Purchaser for an aggregate purchase price of $40.0 million (the “Series A Preferred Stock Issuance”), subject to certain closing conditions described therein. The Series A Preferred Stock Issuance was consummated on the PIPE Closing Date. In connection with the Series A Preferred Stock Issuance, the Company’s $40.2 million aggregate principal amount of outstanding Convertible Note, plus accrued and unpaid interest thereon, was converted into 34,054,337 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note. Pursuant to the PIPE Purchase Agreement, the Company also agreed to issue to the PIPE Purchaser immediately prior to the consummation, if any, of a Financing (such time, the “Issuance Time”), if and only if the Issuance Time occurs on or prior to May 7, 2026, the PIPE Warrant to purchase an aggregate of

780,000,000 shares of common stock at an exercise price equal to $0.0000001 per PIPE Warrant Share (subject to adjustments in certain events, including the Reverse Stock Split and to be no less than par value of the common stock) and the other terms to be set forth in the PIPE Warrant. Pursuant to the PIPE Purchase Agreement, the parties agreed that the PIPE Warrant would only be exercised upon consummation of a Subsequent Financing or, with the PIPE Purchaser’s consent, an Other Financing. If the Conditions to Exercise are satisfied, the PIPE Warrant will be deemed automatically exercised, concurrently with the consummation of such Financing, on a cashless, net-exercise basis (the time immediately following such automatic exercise, the “Expiration Time”). The Warrant will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026.
The Company also agreed to use its reasonable best efforts to consummate a Subsequent Financing. The PIPE Purchase Agreement provides that the Subsequent Financing must be consummated, if at all, no later than 45 days following receipt of Requisite Stockholder Approvals. In addition, with the Majority Holders’ consent and in lieu of the Subsequent Financing, the Company may consummate an Other Financing. The Company can provide no assurance that it will be able to secure any such Financing in a timely manner, on favorable terms or at all. See “Item 1A.-Risk Factors—There can be no assurance that a Financing will be successfully consummated or achieve the anticipated results.”
We are actively pursuing the above actions. However, because receipt of the Financing described above is subject to market and other conditions not within the Company’s control, management has concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern.
The unaudited consolidated financial statements for the quarter ended June 30, 2025 included in this Quarterly Report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flows
The following table provides a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(42,815)	$(42,942)
Net cash provided by investing activities	11,529	29,502
Net cash provided by financing activities	25,619	224
Effects of currency translation on cash, cash equivalents and restricted cash	(425)	(177)
Net decrease in cash, cash equivalents and restricted cash	$(6,092)	$(13,393)
Cash Flows Used in Operating Activities
Net cash used in operating activities increased $0.1 million, or 0.3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to the larger adjustments to the net loss related to non-cash losses on financial instruments and equity method investment during the six months ended June 30, 2025 compared to the prior year period.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities was $11.5 million for the six months ended June 30, 2025, compared to $29.5 million of net cash provided by investing activities for the six months ended June 30, 2024. The change was primarily driven by the net cash inflows of $12.4 million from more debt securities maturing during the six months ended June 30, 2025.

Cash Flows from Financing Activities
Net cash from financing activities was $25.6 million for the six months ended June 30, 2025, compared to net cash provided by financing activities of $0.2 million for the six months ended June 30, 2024. The change was driven by issuance of $40.0 million of Series A Preferred Stock with a corresponding $12.5 million partial repayment of the Brookfield Loan.

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
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2025, from those disclosed in the Company’s 2024 Annual Report, except for the measurement of the Brookfield Loan liability and Series A Convertible Senior Preferred Stock and PIPE Warrant.
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
Series A Convertible Senior Preferred Stock – Mezzanine Equity
On May 7, 2025, the Company issued Series A Convertible Senior Preferred Stock pursuant to the PIPE Purchase Agreement. Due to contractual provisions that could require redemption upon the occurrence of certain events—such as a deemed liquidation event (e.g., change of control)—that are not solely within the Company’s control, management determined that classification as mezzanine equity (temporary equity) outside of permanent equity was appropriate. This classification is in accordance with applicable SEC guidance and ASC 480.
The determination of classification requires significant judgment in evaluating the contractual terms of the instrument, including the likelihood and timing of potential redemption events. Management’s assessment involves consideration of all relevant facts and circumstances at issuance and on an ongoing basis. These judgments directly affect the Company’s presentation of equity and liquidity metrics and could materially impact future results if redemption becomes probable or if the instrument is subsequently reclassified.
PIPE Warrant – Fair Value Measurement
The PIPE Warrant is classified as a current liability and is subject to remeasurement at fair value at each reporting period, with changes in fair value recognized in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss.
The valuation of the PIPE Warrant involves the use of significant unobservable inputs and management judgment. As of June 30, 2025, the fair value was determined based on the Company’s common stock price, adjusted for the probability of warrant issuance and exercisability, as well as applicable discounts reflecting liquidity, dilution, and other financing-related risks. Because these assumptions are highly sensitive to changes in market conditions, the fair value of the PIPE Warrant may fluctuate materially from period to period.

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
We define Adjusted EBITDA as our net loss, excluding the impact of depreciation, interest income, net, stock-based compensation expense, change in fair value of warrant liabilities, loss on the Brookfield SAFE extinguishment, change in fair value of the Brookfield SAFE and the Brookfield Loan liabilities (net of interest accretion reversal), change in fair value of the FPA Put Option liability and Fixed Maturity Consideration, change in fair value of the Convertible Note, change in fair value of the PIPE Warrant, change in fair value of the Brookfield Loan and loss from equity method investees, net. We monitor and have presented in this Quarterly Report Adjusted EBITDA because it is a key measure used by our management and the Board to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts, and others in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects.
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
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP:

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net Loss	$(32,499)	$(27,799)	$(51,728)	$(53,307)
Depreciation	1,054	1,458	1,835	2,988
Interest income, net	(192)	(513)	(630)	(1,661)
Stock-based compensation expense and change in fair value of Brookfield SAFE and warrant liabilities (1)	2,024	(3,344)	1,372	(14,091)
Loss on Brookfield SAFE extinguishment	—	—	6,216	—
Change in fair value of the FPA Put Option and Fixed Maturity Consideration liabilities (net of interest accretion reversal)	—	10,727	—	23,770
Change in fair value of Convertible Note	(7,837)	—	(42,980)	—
Change in fair value of PIPE Warrant	3,400	—	3,400	—
Change in fair value of Brookfield Loan	1,019	—	12,445	—
Loss from equity method investees, net	3,335	1,719	9,867	2,400
Adjusted EBITDA	$(29,696)	$(17,752)	$(60,203)	$(39,901)
__________________
(1)Stock-based compensation expense represents expense related to equity compensation plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a–15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2025.
Based on that evaluation, the CEO and CFO concluded that the material weaknesses related to: (i) the accounting for complex transactions and estimates requiring significant judgment and (ii) revenue recognition, which were previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2024, were still present as of June 30, 2025 (the “Evaluation Date”). Based on the material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, management has concluded that our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2025, the Company implemented a reduction-in-force that affected various employees and positions throughout the organization, including certain individuals identified as control owners. In addition, the Company experienced turnover in senior and executive leadership roles, including certain control owners, as a result of voluntary resignations. These departures were not due to any disagreement with the Company relating to financial reporting, operations, policies or practices.
While these changes resulted in certain modifications to roles and responsibilities within the Company’s internal control environment, management has taken appropriate steps to maintain the effectiveness of its internal control over financial reporting. Based on these efforts, management has concluded that the organizational restructuring and leadership transitions did not materially affect, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is, and may from time to time be, involved in legal proceedings and exposed to potential claims in the normal course of business, including as described herein. Although we cannot predict the ultimate outcome of any legal matter with certainty, we currently do not believe the outcome of any of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows. For a discussion of our legal proceedings, see Note 15 - Commitments and Contingencies to our unaudited consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our 2024 Annual Report. Other than as described below, there have been no material changes from our updates to the risk factors discussed in Part I, Item 1A. Risk Factors, of our 2024 Annual Report as updated in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, except as follows:
There can be no assurance that a Financing will be successfully consummated or achieve the anticipated results.
Management has concluded that there is substantial doubt about our ability to continue as a going concern, and therefore, we have been evaluating options to enhance our liquidity position with financing. On May 7, 2025, we entered into the PIPE Purchase Agreement, pursuant to which we (i) issued 20,000,000 shares of Series A Preferred Stock that are convertible on a one-to-one basis into shares of common stock and (ii) agreed to issue immediately prior to the consummation of a Financing (as defined below) (such time, the “Issuance Time”), if and only if the Issuance Time occurs on or prior to May 7, 2026, the PIPE Warrant to purchase 780,000,000 shares of common stock. The Company also agreed to use its reasonable best efforts to consummate a Subsequent Financing. In addition, pursuant to the PIPE Purchase Agreement, with the Majority Holders’ consent and in lieu of the Subsequent Financing, the Company may consummate any other financing that does not constitute a Subsequent Financing (an “Other Financing” and any such Other Financing or a Subsequent Financing, a “Financing”).
Securing such Financing will require substantial additional time and attention from our management and may divert attention away from our business activities, which may adversely affect our ability to conduct our day-to-day operations and execute on our business initiatives. We may incur additional significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into any Financing. Any such expenses will decrease the remaining cash available for use in our business. Additionally, securing any Financing will be dependent on a number of factors that may be beyond our control, including, among other things, market conditions and, the interest of third party investors. We are actively pursuing a Financing; however, we don’t currently have any committed capital and we have had difficulties raising capital in the past. There can be no assurance that any Financing will be successfully consummated or achieve the anticipated results.
If we are unable to complete any Financing or otherwise obtain financing sufficient to meet our liquidity needs and continue operations, it would have a material adverse effect on our business and our ability to continue to operate, in which case, holders of our common stock could lose all or a significant portion of their investment.
Our stockholders will experience substantial dilution as a result of the exercise of the PIPE Warrant and the consummation of a Financing; and Nasdaq has used its discretionary authority to delist securities in largely dilutive transactions.
As of August 14, 2025, we had 231,995,967 shares of common stock issued and outstanding and a large number of shares of common stock reserved for future issuance in connection with warrants, equity-based awards granted under the executive compensation plans of the Company and the conversion of the Series A Preferred Stock. Pursuant to the PIPE Purchase Agreement, we have also agreed upon satisfaction of certain conditions to issue the PIPE Warrant to purchase up to 780,000,000 shares of common stock, which PIPE Warrant will become exercisable if and when the Conditions to Exercise have been satisfied. Additionally, a Financing, if consummated, could result in the issuance of up to 1,200,000,000 shares of common stock. The issuance of additional shares of common stock upon the exercise of the PIPE Warrant and the consummation of a Financing, if any, could result in the issuance of a maximum of 1,980,000,000 shares of common stock (without giving effect to the Reverse Stock Split), increasing the number of shares issued and outstanding as of August 14, 2025 by 853%, which would result in significant dilution for stockholders of their ownership and voting interests in the Company.
In addition, under Nasdaq Listing Rule 5101, Nasdaq has broad discretionary authority to delist securities out of public interest concerns even if a company otherwise meets all enumerated criteria for continued listing and has received stockholder approval as required by its organizational documents and Nasdaq Listing Rules. Nasdaq has exercised such authority in the past to make delisting determinations with respect to listed companies due to concerns relating to substantial stockholder dilution, including significant increases in authorized shares without a corresponding immediate use for a significant portion of such shares and reverse stock splits that do not include a corresponding decrease to authorized shares.
We cannot assure you that Nasdaq will not exercise its discretionary authority to make a delisting determination with respect to our common Stock or that we will be successful in challenging any such determination. If the Company’s common Stock were to be delisted, it would adversely affect the value and liquidity of the common Stock and could also affect the Company’s ability to raise additional financing through a public or private sale of equity securities in the future.
There has not been an active market for trading in our common stock, and the issuance of shares upon conversion of the Series A Preferred Stock, exercise of the PIPE Warrant and in connection with a Financing will concentrate our share ownership and could further limit trading activity.
There currently is not an active market for trading in our common stock, which we believe is in part due to the strategic processes we were evaluating and that resulted in the issuance of the Series A Preferred Stock.
In addition, if we issue shares of common stock upon conversion of the Series A Preferred Stock, the exercise of the PIPE Warrant and in connection with a Financing, the ownership of our common stock will be concentrated in a limited number of holders. Assuming (i) the full conversion of the Series A Preferred Stock into common stock, (ii) the full cashless exercise of the PIPE Warrant for shares of common stock and (iii) the issuance of $35.0 million in value of shares of our common stock (or 700,000,000 of shares of common stock at a price of $0.05 per share) to new investors with no current shareholdings in the Company and that are not affiliated with Khosla Ventures and its affiliates (i.e., the minimum share issuance in a Subsequent Financing), Khosla Ventures and its affiliates would beneficially own approximately 48.7% of the outstanding shares of common stock, which would represent the largest ownership position of the Company, the investors in such Financing would collectively beneficially own approximately 40.4% of the outstanding shares of common stock and no other existing stockholder would beneficially own 5% or more of the outstanding shares of common stock. To the extent that Khosla Ventures and its affiliates or any existing Company stockholder participates in any such Financing, their beneficial ownership would further increase and if only one investor participates in the Financing, such investor would beneficially own a significant portion of our common stock with the upper levels of such ownership dependent on the size of any Financing and the levels of participation therein. This concentration of share ownership could further limit trading activity in our common stock and make it more difficult for stockholders to sell their common stock at prevailing market prices or at all.
Khosla Ventures and its affiliates will have significant influence over us following the exercise of the PIPE Warrant, and their interests may conflict with those of our other stockholders in the future.
Khosla Ventures and its affiliates currently have the largest ownership position in the Company, which position will increase upon exercise of the PIPE Warrant and which would be further concentrated to the extent they participate in a Financing. See “-There has not been an active market for trading in our common stock, and the issuance of shares upon conversion of the Series A Preferred Stock, exercise of the PIPE Warrant and in connection with a Financing will concentrate our share ownership and could further limit trading activity.” Under the Certificate of Designation, the 20,000,000 shares of Series A Preferred Stock are entitled to an aggregate of 60,000,000 votes. As a result, and so long as they hold a significant amount of our voting power, Khosla Ventures and its affiliates will have significant influence over the outcome of all matters requiring stockholder approval, including the election and removal of our directors, and thereby our corporate and management policies. In addition, Khosla Ventures and its affiliates may vote their shares in a manner that, in their judgment, could enhance their investment, but which may conflict with our interests or those of our other stockholders. This concentration of ownership may also delay or deter possible changes in control of the Company or deprive our other stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of the Company, which may ultimately affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See Note 9 – Preferred Stock and PIPE Warrant to our unaudited consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
Reverse Stock Split and Restated Charter
On August 15, 2025,the Company filed with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) two Certificates of Amendment to the Company’s Second Amended and Restated Articles of Incorporation to (1) decrease the par value of the Company’s common stock from $0.0001 to $0.0000001 per share (the “Par Value Change”) and increase the number of authorized shares of common stock from 600,000,000 to 2,580,000,000 (the “Authorized Share Increase”), effective 4:59 p.m. Eastern Time on August 18, 2025, and (2) effect a 1-for-100 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock and proportionately decrease the number of authorized shares of common stock to 25,800,000 (the “Proportionate Authorized Share Decrease” and, together with the Par Value Change, Authorized Share Increase and Reverse Stock Split, the “Charter Amendments”), effective 5:00 p.m. Eastern Time on August 18, 2025 (the “Reverse Split Effective Time”). The Charter Amendments were approved by the Board of Directors of the Company and by stockholders of the Company at the Company’s 2025 Annual Meeting of Stockholders held on July 28, 2025, as detailed in the Company’s definitive proxy statement for such annual meeting, filed with the Securities and Exchange Commission (the “SEC”) on June 18, 2025 (as supplemented by the proxy supplement filed with the SEC on July 17, 2025).
At the Reverse Split Effective Time, every 100 shares of the Company’s issued and outstanding common stock were automatically reclassified and combined into one share of common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share at the registered holder and participant level with The Depository Trust Company. Proportionate adjustments were made to the number of shares of the Company’s common stock underlying the Company’s outstanding equity awards. With respect to the Company’s warrants, every 100 shares of common stock that may be purchased pursuant to the exercise of warrants prior to the Reverse Split Effective Time represent one share of common stock that may be purchased pursuant to such warrants following the Reverse Split Effective Time. Correspondingly, the exercise price per share of such warrants has been proportionately increased, such that the exercise price per share of such warrants immediately following the Reverse Stock Split is $1,150, which equals the product of 100 multiplied by $11.50, the exercise price per share immediately prior to the Reverse Stock Split.
The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity (other than as a result of the rounding of shares to the nearest whole share in lieu of issuing fractional shares).
The Company’s common stock and public warrants began trading on a post-split basis at market open on August 19, 2025, and continue to be traded on the Nasdaq Capital Market under the symbols “LNZA” and “LNZAW”, respectively. The new CUSIP number for the Company’s common stock following the Reverse Stock Split is 51655R200. The CUSIP number for the Company’s public warrants has not changed.
Additionally, on August 15, 2025, the Company filed with the Delaware Secretary of State a Restated Certificate of Incorporation (the “Restated Charter”) that became effective at 5:01 p.m. Eastern Time on August 18, 2025. The Restated Charter (1) reflects the Charter Amendments (other than the Authorized Share Increase, which was superseded by the Proportionate Authorized Share Decrease), and (2) otherwise merely restates and integrates but does not further amend the Company’s Second Amended and Restated Certificate of Incorporation as theretofore amended or supplemented. The Restated Charter was adopted by the Board of Directors of the Company without a vote of stockholders of the Company pursuant to Section 245 of the Delaware General Corporation Law.
The foregoing description of the Restated Charter does not purport to be complete and is qualified in its entirety by the full text of the Restated Charter, which is filed hereto as Exhibit 3.1 and is incorporated herein by reference.
The Company has a registration statement on Form S-3 (File No. 333-279239) and a registration statement on Form S-8 (File No. 333-271387) on file with the SEC. SEC regulations permit the Company to incorporate by reference future filings made with the SEC pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended, prior to the termination of the offerings covered by registration statements filed on Form S-3 or Form S-8. The information incorporated by reference is considered to be part of the prospectus included within each of those registration statements. Information under the heading “Reverse Stock Split and Restated Charter” in this Item 5 of this Quarterly Report on Form 10-Q is therefore intended to be automatically incorporated by reference into each of the active registration statements listed above, thereby amending them. Pursuant to Rule 416(b) under the Securities Act of 1933, as amended, the amount of undistributed shares of the Company’s common stock deemed to be covered by the effective registration statements of the Company described above is proportionately reduced as of the Reverse Split Effective Time to give effect to the Reverse Stock Split.
Executive Transition
As previously disclosed, the Company announced that Aura Cuellar would step down from her role as the Company’s President. In connection with Ms. Cuellar’s transition, which became effective as of August 15, 2025, Ms. Cuellar and the Company entered into a Separation Agreement and General Release, dated as of August 18, 2025, pursuant to which Ms. Cuellar is entitled to (i) cash severance in the amount of $350,000, (ii) the employer portion of the COBRA premiums for up to 12 months, and (iii) a prorated annual bonus for 2025 based on actual performance, in each case, subject to execution of a release of claims and continued compliance with restrictive covenants consisting of an employee non-solicitation covenant for 12 months following termination of employment, a non-disparagement covenant for two years following termination of employment, and a perpetual non-disclosure covenant. Ms. Cuellar and the Company also entered into a Consulting Agreement, dated as of August 18, 2025, pursuant to which Ms. Cuellar will maintain an advisory role with the Company to assist in her transition and to provide other related support through November 15, 2025, for which she will be paid up to $4,000 in the aggregate, and be subject to restrictive covenants including an employee and customer non-solicitation covenant during the consulting period and for 12 months thereafter, a non-competition covenant during the consulting period and for six months thereafter, and a perpetual confidentiality covenant.

Item 6. Exhibits

Exhibit	Description
3.1*	Restated Certificate of Incorporation of LanzaTech Global, Inc., dated August 18, 2025.
3.2**	Amended and Restated Bylaws of LanzaTech Global, Inc. (incorporated by reference to Exhibit 3.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on February 13, 2023).
3.3**
Amended and Restated Certificate of Designation of Series A Convertible Senior Preferred Stock, dated June 2, 2025 (incorporated by reference to Exhibit 3.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on June 3, 2025).

10.1**#
Series A Convertible Senior Preferred Stock Purchase Agreement, dated May 7, 2025, between LanzaTech Global, Inc. and LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 10.1 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on May 9, 2025).

10.2**#
Amendment No. 1 to the Series A Convertible Senior Preferred Stock Purchase Agreement, dated June 2, 2025 between LanzaTech Global Inc. and LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 10.1 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on June 3, 2025).

10.3**#
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

10.5**
Waiver Agreement between LanzaTech Global, Inc. and LanzaTech Global SPV, LLC, dated May 31, 2025 (incorporated by reference to Exhibit 10.2 to LanzaTech Global, Inc's Current Report on Form 8-K, filed with the SEC on June 3, 2025).

10.6**
Amendment No. 1 to Loan Agreement, dated July 10, 2025, among LanzaTech, Global Inc., LanzaTech, Inc., LanzaTech NZ, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.1 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on July 16, 2025).

10.7**
Amendment No. 1 to Framework Agreement, dated July 10, 2025, between LanzaTech, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on July 16, 2025).

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
101
The following financial information from LanzaTech Global Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on August 19, 2025.

LANZATECH GLOBAL, INC.
(Registrant)

Dated:	August 19, 2025	By:	/s/ Jennifer Holmgren, Ph.D.
		Name:	Jennifer Holmgren, Ph.D.

		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 19, 2025	By:	/s/ Sushmita Koyanagi
		Name:	Sushmita Koyanagi

		Title:	Chief Financial Officer (Principal Financial & Accounting Officer)