Form 10-Q
period 2025-09-30
LanzaTech Global, Inc.
filed 2025-11-19
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 2,320,216 shares of common stock as of November 13, 2025.

LANZATECH GLOBAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
TABLE OF CONTENTS

		Page
	Part I - Financial Information
Item 1.	Financial Statements (unaudited)	4
	Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	4
	Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024	5
	Consolidated Statements of Changes in Mezzanine Equity and Shareholders’ Equity/(Deficit) for the three and nine months ended September 30, 2025 and 2024	6
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	8
	Notes to the Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	58

	Part II - Other Information
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Mine Safety Disclosures	60
Item 5.	Other Information	60
Item 6.	Exhibits	61
	Signatures	63

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
•our ability to consummate the transactions contemplated by the Series A Convertible Senior Preferred Stock Purchase Agreement, dated May 7, 2025 (as amended, the “PIPE Purchase Agreement”);
•delays or interruptions in government contract awards, funding cycles or agency operations (including due to a government shutdown) that could postpone project milestones and defer related revenue recognition;
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
These forward-looking statements are based on our current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, “Item 1A- Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on April 15, 2025 (the “2024 Annual Report”) and in Part II, “Item 1A- Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 filed with the SEC on May 19, 2025 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 filed with the SEC on August 19, 2025, in addition to those discussed in this Quarterly Report. Moreover, we operate in a competitive industry, and new risks emerge from time to time. It is not possible for management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report.
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

LANZATECH GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)
Item 1. Financial Statements

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$19,627	$43,499
Held-to-maturity investment securities	—	12,374
Trade and other receivables, net of allowance	8,700	9,456
Contract assets	9,342	18,975
Other current assets	12,960	15,030
Total current assets	50,629	99,334
Property, plant and equipment, net	18,293	22,333
Right-of-use assets	14,548	26,790
Equity method investment	—	4,363
Equity security investment	14,990	14,990
Other non-current assets	830	6,873
Total assets	$99,290	$174,683
Liabilities, Mezzanine Equity and Shareholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$6,202	$5,289
Other accrued liabilities	10,384	8,876
Warrants	43	3,531
Fixed Maturity Consideration and current FPA Put Option liability	4,123	4,123
Contract liabilities	2,042	6,168
Accrued salaries and wages	1,873	2,302
Current lease liabilities	169	158
Total current liabilities	24,836	30,447
Non-current lease liabilities	16,532	30,619
Non-current contract liabilities	5,901	5,233
FPA Put Option liability	30,015	30,015
Brookfield SAFE liability	—	13,223
Brookfield Loan liability	13,300	—
Convertible Note	—	51,112
Other long-term liabilities	514	587
Total liabilities	91,098	161,236
Commitments and Contingencies (Note 16)
Mezzanine Equity
Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 20,000,000 and no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	—
Preferred stock - additional paid-in capital	13,167	—
Total mezzanine equity	13,169	—
Shareholders’ Equity/(Deficit)
Common stock, $0.0000001 par value, 25,800,000 shares authorized as of September 30, 2025 and December 31, 2024; 2,319,960 and 1,949,157 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (1)	23	19
Additional paid-in capital	1,011,901	981,638
Accumulated other comprehensive income	1,568	1,393
Accumulated deficit	(1,018,470)	(969,603)
Total shareholders’ equity/(deficit)	(4,978)	13,447
Total liabilities, mezzanine equity and shareholders' equity/(deficit)	$99,289	$174,683
(1)     All common stock share and per share data for all periods presented have been retroactively adjusted to reflect the 1-for-100 reverse stock split of the Company’s common stock and the decrease in the par value of the Company’s common stock from $0.0001 to $0.0000001 per share which became effective on August 18, 2025. See Note 2, “Summary of Significant Accounting Policies” for further information.
See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Contracts with customers and grants	$5,047	$5,199	$10,870	$17,684
CarbonSmart product sales	2,972	2,209	10,994	4,010
Collaborative arrangements	62	917	2,425	4,469
Related party transactions	1,198	1,618	3,557	11,399
Total revenues	9,279	9,943	27,846	37,562
Costs and operating expenses:
Contracts with customers and grants(1)	3,812	5,339	8,908	14,356
CarbonSmart product sales(1)	3,001	2,116	10,869	3,649
Collaborative arrangements(1)	78	479	822	2,034
Related party transactions(1)	25	207	60	363
Research and development expense	10,255	22,006	41,684	60,548
Depreciation expense	1,025	1,301	2,860	4,289
Selling, general and administrative expense	6,740	11,452	41,594	34,236
Total cost and operating expenses	24,936	42,900	106,797	119,475
Loss from operations	(15,657)	(32,957)	(78,951)	(81,913)
Other income (expense):
Interest income, net	311	791	941	2,452
Other income (expense), net	18,359	(19,730)	39,162	(23,342)
Total other income (expense), net	18,670	(18,939)	40,103	(20,890)
Loss from equity method investees, net	(152)	(5,535)	(10,019)	(7,935)
Net income (loss)	$2,861	$(57,431)	$(48,867)	$(110,738)

Other comprehensive loss:
Changes in credit risk of fair value instruments	—	—	1,091	—
Foreign currency translation adjustments	(162)	(48)	(916)	(198)
Comprehensive income (loss)	$2,699	$(57,479)	$(48,692)	$(110,936)

Net income (loss) per common share - basic	$1.14	$(29.04)	$(22.66)	$(56.07)
Net income (loss) per common share - diluted	$0.99	$(29.04)	$(22.66)	$(56.07)

Weighted-average number of common shares outstanding - basic(2)	2,320,018	1,977,734	2,156,721	1,974,992
Weighted-average number of common shares outstanding - diluted(2)	2,663,193	1,977,734	2,156,721	1,974,992
(1)Exclusive of depreciation
(2)All common stock share and per share data for all periods presented have been retroactively adjusted to reflect the 1-for-100 reverse stock split of the Company’s common stock and the decrease in the par value of the Company’s common stock from $0.0001 to $0.0000001 per share which became effective on August 18, 2025. See Note 2, “Summary of Significant Accounting Policies” for further information.

See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)
(Unaudited, in thousands, except share data)

	Mezzanine Equity Preferred Stock		Additional Paid-in Capital	Total Mezzanine Equity	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity/(Deficit)
	Shares	Amount			Shares(1)	Amount
Balance at December 31, 2024	—	$—	$—	$—	1,949,157	$19	$981,638	$(969,603)	$1,393	$13,447
Stock-based compensation expense	—	—	—	—	—	—	2,353	—	—	2,353
Net loss	—	—	—	—	—	—	—	(19,229)	—	(19,229)
Issuance of common stock upon exercise of warrants and vesting of RSUs	—	—	—	—	29,819	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	—	—	—	2,696	2,696
Foreign currency translation	—	—	—	—	—	—	—	—	(441)	(441)
Balance at March 31, 2025	—	$—	$—	$—	1,978,976	$19	$983,991	$(988,832)	$3,648	$(1,174)
Stock-based compensation expense	—	—	—	—	—	—	2,275	—	—	2,275
Net loss	—	—	—	—	—	—	—	(32,499)	—	(32,499)
Issuance of common stock upon exercise of warrants and vesting of RSUs	—	—	—	—	441	—	—	—	—	—
Issuance of preferred stock, net of issuance costs	20,000,000	2	13,167	13,169	—	—	—	—	—	—
Issuance upon conversion of the Convertible Note	—	—	—	—	340,543	4	8,128	—	—	8,132
Other comprehensive loss, net	—	—	—	—	—	—	—	—	(1,605)	(1,605)
Foreign currency translation	—	—	—	—	—	—	—	—	(313)	(313)
Balance at June 30, 2025	20,000,000	$2	$13,167	$13,169	2,319,960	$23	$994,394	$(1,021,331)	$1,730	$(25,184)
Stock-based compensation expense	—	—	—	—	—	—	1,357	—	—	1,357
Net income (loss)	—	—	—	—	—	—	—	2,861	—	2,861
Reclassification of PIPE warrant to equity	—	—	—	—	—	—	16,150	—	—	16,150
Foreign currency translation	—	—	—	—	—	—	—	—	(162)	(162)
Balance as of September 30, 2025	20,000,000	$2	$13,167	$13,169	2,319,960	$23	$1,011,901	$(1,018,470)	$1,568	$(4,978)
(1) All common stock share and per share data for all periods presented have been retroactively adjusted to reflect the 1-for-100 reverse stock split of the Company’s common stock and the decrease in the par value of the Company’s common stock from $0.0001 to $0.0000001 per share which became effective on August 18, 2025. See Note 2, “Summary of Significant Accounting Policies” for further information.
See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)
(Unaudited, in thousands, except share data)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares(1)	Amount
Balance at December 31, 2023	1,966,425	$19	$943,960	$(831,872)	$2,364	$114,471
Stock-based compensation expense	—	—	2,625	—	—	2,625
Net loss	—	—	—	(25,508)	—	(25,508)
Issuance of common stock upon exercise of options and vesting of RSUs	10,830	—	234	—	—	234
Repurchase of equity instruments	—	—	(48)	—	—	(48)
Foreign currency translation	—	—	—	—	42	42
Balance at March 31, 2024	1,977,255	$19	$946,771	$(857,380)	$2,406	$91,816
Stock-based compensation expense	—	—	3,672	—	—	3,672
Net loss	—	—	—	(27,799)	—	(27,799)
Issuance of common stock upon exercise of options and vesting of RSUs	396	—	38	—	—	38
Foreign currency translation	—	—	—	—	(191)	(191)
Balance at June 30, 2024	1,977,651	$19	$950,481	$(885,179)	$2,215	$67,536
Stock-based compensation expense	—	—	3,554	—	—	3,554
Net loss	—	—	—	(57,431)	—	(57,431)
Issuance of common stock upon exercise of options	170	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	(5)	(5)
Foreign currency translation	—	—	—	—	(49)	(49)
Balance at September 30, 2024	1,977,821	$19	$954,035	$(942,610)	$2,161	$13,605

(1)     All common stock share and per share data for all periods presented have been retroactively adjusted to reflect the 1-for-100 reverse stock split of the Company’s common stock and the decrease in the par value of the Company’s common stock from $0.0001 to $0.0000001 per share which became effective on August 18, 2025. See Note 2, “Summary of Significant Accounting Policies” for further information.
See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(48,867)	$(110,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,913	9,739
Gain on change in fair value of SAFE and warrant liabilities	(3,437)	(20,609)
Loss on change in fair value of the Brookfield Loan	5,310	—
Loss on change in fair value of the Amended Brookfield Loan	1,000	—
Loss on Brookfield SAFE extinguishment	6,216	—
Loss on change in fair value of the FPA Put Option and current FPA Put Option liability	—	23,511
Change in fair value of Convertible Note	(42,980)	21,572
Gain on change in fair value of PIPE Warrant liability	(8,800)	—
Gain on partial lease termination	(60)	—
Provisions for losses on trade and other receivables, net of recoveries	126	(700)
Depreciation of property, plant and equipment	2,860	4,289
Amortization of discount on debt security investment	(34)	(649)
Non-cash lease expense	1,383	1,411
Non-cash recognition of licensing revenue	(3,613)	(10,385)
Loss from equity method investees, net	10,019	7,935
Unrealized Loss on net foreign exchange	546	1,060
Changes in operating assets and liabilities:
Accounts receivable, net	713	(2,902)
Contract assets	9,870	9,269
Accrued interest on debt investment	(83)	131
Other assets	3,731	(2,156)
Accounts payable and accrued salaries and wages	537	409
Contract liabilities	(104)	564
Operating lease liabilities	(991)	13
Other liabilities	2,053	(1,148)
Net cash used in operating activities	(58,692)	(69,384)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,047)	(3,557)
Purchase of debt securities	—	(27,083)
Proceeds from maturity of debt securities	12,408	44,770
Net cash provided by investing activities	11,361	14,130
Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	15,050	—
Issuance costs related to preferred stock	(1,881)	—
Proceeds from issue of equity instruments of the Company	—	272
Proceeds from issuance of Convertible Note, net	—	40,000
Repurchase of equity instruments of the Company	—	(48)
Partial settlement of the Brookfield Loan	(12,500)	—
Proceeds from PIPE Warrant	24,950	—
Net cash provided by financing activities	25,619	40,224
Effects of currency translation on cash, cash equivalents and restricted cash	(523)	(287)
Net decrease in cash, cash equivalents and restricted cash	(22,235)	(15,317)

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

Cash, cash equivalents and restricted cash at beginning of period	45,737	76,284
Cash, cash equivalents and restricted cash at end of period	$23,502	$60,967

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable	$79	$40
Right-of-use asset additions	—	9,014
Extinguishment of the Brookfield SAFE	13,274	—
Issuance of the Brookfield Loan	(19,490)	—
Extinguishment of the Amended Brookfield Loan	12,300	—
Issuance of the Amended Brookfield Loan	(12,300)	—
Cashless issuance of equity for Convertible Notes	8,132	—
Non-cash change in lease liability on partial termination	13,025	—
Non-cash change in ROU assets on partial termination	(13,085)	—

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
As of September 30, 2025, the Company’s technology was operated by licensees at four commercial-scale ethanol plants in China, one plant in Belgium, one in the commissioning phase in India, with others currently in development in various countries.
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
The Company has recurring net losses and anticipates continuing to incur losses. The Company had cash and cash equivalents of $19,627 and accumulated deficit of $(1,018,470) as of September 30, 2025, along with cash outflows from operations of $(58,692) and net loss of $(48,867) for the nine months ended September 30, 2025. The Company has historically funded its operations through the Business Combination, issuances of equity securities, debt financing, as well as from revenue generating activities with commercial and governmental entities.

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
On May 7, 2025 (the “PIPE Closing Date”), LanzaTech Global, Inc. (the “Company”) and LanzaTech Global SPV, LLC, an entity controlled by an existing investor (the “PIPE Purchaser”), entered into a Series A Convertible Senior Preferred Stock Purchase Agreement (as amended by Amendment No. 1 to the Series A Convertible Senior Preferred Stock Purchase Agreement, dated June 2, 2025, and Amendment No. 2 to the Series A Convertible Senior Preferred Stock Purchase Agreement, dated September 22, 2025, the “PIPE Purchase Agreement”) pursuant to which the Company agreed to issue and sell 20,000,000 shares of its preferred stock designated as “Series A Convertible Senior Preferred Stock”, par value of $0.0001 per share (“Series A Preferred Stock”), to the PIPE Purchaser for an aggregate purchase price of $40.0 million (the “Series A Preferred Stock Issuance”), subject to certain closing conditions described therein. The Series A Preferred Stock Issuance was consummated on the PIPE Closing Date. In connection with the Series A Preferred Stock Issuance, the Company’s $40.2 million aggregate principal amount of Convertible Note due 2029 (the “Convertible Note”), plus accrued and unpaid interest thereon, was converted into 340,543 shares of common stock (34,054,337 shares prior to the Reverse Stock Split), par value $0.0000001 per share (“common stock”), of the Company pursuant to the mandatory conversion provision of the Convertible Note. Pursuant to the PIPE Purchase Agreement, the Company also agreed to issue to the PIPE Purchaser immediately prior to the consummation, if any, of a Financing (as defined below) (such time, the “Issuance Time”), if and only if the Issuance Time occurs on or prior to May 7, 2026, a warrant (the “PIPE Warrant”) to purchase an aggregate of 7,800,000 shares (“PIPE Warrant Shares”) of common stock at an exercise price equal to $0.0000001 per PIPE Warrant Share (subject to adjustments in certain events) and the other terms to be set forth in the PIPE Warrant. Pursuant to the PIPE Purchase Agreement, the parties agreed that the PIPE Warrant would only be exercised upon consummation of a Subsequent Financing (as defined below) or, with the PIPE Purchaser’s consent, an Other Financing (as defined below). If the Conditions to Exercise are satisfied, the PIPE Warrant will be deemed automatically exercised on a cashless, net-exercise basis at such time (the time immediately following such automatic exercise, the “Expiration Time”). The PIPE Warrant will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026.
The Company also agreed to use its reasonable best efforts to consummate a bona fide financing pursuant to which the Company sells common stock to one or more accredited investors reasonably satisfactory to the holders of a majority of the outstanding Series A Preferred Stock (the “Majority Holders”), at a price per share of $0.0005 (after giving effect to the Reverse Stock Split but subject to further adjustment in certain events), payable in cash, with an aggregate original issue price of not less than $35.0 million and not more than $60.0 million, on terms and conditions reasonably satisfactory to the Majority Holders (the “Subsequent Financing”). The PIPE Purchase Agreement provides that the Subsequent Financing must be consummated, if at all, no later than October 15, 2025. In addition, with the Majority Holders’ consent and in lieu of the Subsequent Financing, the Company may consummate any other financing that does not constitute a Subsequent Financing (an “Other Financing” and any such Other Financing or a Subsequent Financing, a “Financing”). The Company has not consummated a Subsequent Financing and can provide no assurance that it will secure an Other Financing in a timely manner, on favorable terms or at all.
The Company is actively pursuing the above actions. However, because the Company does not currently have any committed capital and obtaining any Other Financing described above is subject to investor interest and market and other conditions not within the Company’s control, management has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reverse Stock Split and Reduction in Authorized Shares
On August 15, 2025,the Company filed with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) two Certificates of Amendment to the Company’s Second Amended and Restated Articles of Incorporation to (1) decrease the par value of the Company’s common stock from $0.0001 to $0.0000001 per share (the “Par Value Change”) and increase the number of authorized shares of common stock from 600,000,000 to 2,580,000,000 (the “Authorized Share Increase”), effective 4:59 p.m. Eastern Time on August 18, 2025, and (2) effect a 1-for-100 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock and proportionately decrease the number of authorized shares of common stock to 25,800,000 (the “Proportionate Authorized Share Decrease” and, together with the Par Value Change, Authorized Share Increase and Reverse Stock Split, the “Charter Amendments”), effective 5:00 p.m. Eastern Time on August 18, 2025 (the “Reverse Split Effective Time”). The Charter Amendments were approved by the Board of Directors of the Company and by stockholders of the Company at the Company’s 2025 Annual Meeting of Stockholders held on July 28, 2025, as detailed in the Company’s definitive proxy statement for such annual meeting, filed with the SEC on June 18, 2025 (as supplemented by the proxy supplement filed with the SEC on July 17, 2025).

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
Unless otherwise indicated, all common stock share and per share data for all periods presented herein have been retroactively adjusted to reflect the Reverse Stock Split and the Par Value Change.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had $19,627 and $43,499 of cash and cash equivalents, respectively.
Restricted Cash
The Company is required to maintain a cash deposit with a bank which consists of collateral on certain travel and expense programs maintained by the bank. The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of September 30, 2025 and December 31, 2024.

	As of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$19,627	$43,499
Restricted cash (presented within Other current assets)	3,875	2,238
Cash, cash equivalents and restricted cash	$23,502	$45,737
Forward Purchase Agreement
On February 3, 2023, the Company entered into the FPA with ACM ARRT H LLC (“ACM”). On the same date, ACM partially assigned its rights under the FPA to Vellar Opportunity Fund SPV LLC - Series 10 (“Vellar”). ACM and Vellar are together referred to as the “Purchasers.” Pursuant to the FPA, the Purchasers obtained 5,916,514 common shares (at such date, prior to the Reverse Stock Split) (“Recycled Shares”) on the open market for approximately $10.16 per share (at such date, prior to the Reverse Stock Split) (“Redemption Price”), and the purchase price of $60,096 was funded by the use of AMCI trust account proceeds as a partial prepayment (“Prepayment Amount”) for the FPA redemption three years from the date of the Business Combination (the “ FPA Maturity Date”). The FPA Maturity Date may be accelerated, at the Purchasers’ discretion, if the Company’s volume-weighted average share price is below $3.00 per share for any 50 trading days during a 60 consecutive trading-day period (the “VWAP Condition”) or if the Company is delisted. The Purchasers have the option to early terminate the arrangement in whole or in part by providing optional early termination notice to the Company (the “Optional Early Termination”). For those shares early terminated (the “Terminated Shares”), the Purchasers will owe the Company an amount equal to the Terminated Shares times the Redemption Price, which may be reduced in the case of certain dilutive events (“Reset Price”).

At the FPA Maturity Date, the Company is obligated to pay the Purchasers an amount equal to (prior to the Reverse Stock Split) the product of (1) 7,500,000 less the number of Terminated Shares multiplied by (2) $2.00 (the “Maturity Consideration”), which under the FPA is payable at the Company’s option in cash or shares of common stock valued at the average daily VWAP Price (as defined in the FPA) over the 30 scheduled trading days ending on the FPA Maturity Date. In addition to the Maturity Consideration, on the FPA Maturity Date, the Company is obligated to pay the Purchasers an amount equal to the product of (x) 500,000 and (y) the Redemption Price, totaling $5,079 (the “Share Consideration”), which under the FPA is payable in cash. If the Purchasers were to utilize their Optional Early Termination to terminate the FPA early in its entirety, neither the Maturity Consideration nor the Share Consideration would be due to the Purchasers.

The Purchasers’ Optional Early Termination economically results in the prepaid forward contract being akin to a written put option with the Purchasers’ right to sell all or a portion of the 5,916,514 common shares (prior to the Reverse Stock Split) to the Company. The Company is entitled over the 36-month maturity period to either a return of the prepayment or the underlying shares, which the Purchasers will determine at their sole discretion.
The FPA consists of three freestanding financial instruments, which are accounted for (prior to the Reverse Stock Split) as follows:

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In relation to the FPA, the Company’s volume-weighted average share price was below $3.00 per share for 50 trading days during the 60-day consecutive trading period ended on July 1, 2024 (the “VWAP Trigger Event”). On July 22, 2024, Vellar notified the Company of a VWAP Trigger Event, purporting to accelerate the FPA Maturity Date of its portion of the Recycled Shares (i.e., 2,999,000 shares at such date, prior to the Reverse Stock Split) to July 22, 2024. It subsequently delivered to the Company a notice of default under the FPA. On July 24, 2024, the Company filed suit against Vellar under the FPA, primarily in connection with Vellar’s sale of Recycled Shares (see Note 16 - Commitments and Contingencies). As a result, the Company reclassified the Maturity Consideration and the Share Consideration to current liabilities on the consolidated balance sheets and the FPA Put Option excluding the Variable Maturity Consideration portion remained in long-term liabilities.
In October 2024, ACM accelerated the FPA Maturity Date with respect to its portion of the FPA in connection with the VWAP Trigger Event, and the Company fully satisfied its obligation to ACM in accordance with the FPA’s provisions.
Refer to Note 9 - Forward Purchase Agreement for further details on the FPA.
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
On May 7, 2025, the Company consummated a Qualified Equity Financing with the Series A Preferred Stock Issuance, resulting in the conversion of the Convertible Note into 340,543 shares of common stock (34,054,337 shares prior to the Reverse Stock Split) pursuant to the mandatory conversion provision of the Convertible Note.
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or an exit price paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the Measurement Date. Valuation techniques used to measure fair value must maximize the use of

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company’s customers and grant providers from outside of the United States was approximately 69% and 73%, for the three months ended September 30, 2025 and 2024, respectively, and approximately 70% and 51%, for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025 and December 31, 2024, approximately 58% and 36%, respectively, of trade accounts receivable and unbilled accounts receivable were due from customers and grant providers located outside the United States. As of September 30, 2025 and December 31, 2024, the value of property, plant, and equipment outside the United States was immaterial.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s revenue by geographic region based on the contracting entities’ location is presented in Note 4 - Revenues.
Our largest contracting entities represent 10% or greater of revenue and were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	27%	14%	31%	4%
Customer B	13%	16%	13%	30%
Customer C	16%	19%	5%	16%
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Net Income (Loss) Per Share
Basic net income (loss) per share is computed under the two-class method in accordance with ASC 260, which requires the allocation of net income to participating securities, including the Company’s participating preferred stock (as-converted), based on their proportionate share of the total weighted-average participating securities and common shares outstanding during the period. Net income available to common shareholders is then divided by the weighted-average number of common shares outstanding. Diluted net income (loss) per share reflects the impact of potentially dilutive securities, including equity-classified share-based compensation, the Brookfield SAFE, and warrants, to the extent they are dilutive. For the three months ended September 30, 2025, the assumed conversion or exercise of all potential common stock equivalents would have been anti-dilutive; therefore, diluted net income per share equals basic net income per share.
The following table presents (in thousands, except share and per share amounts) the calculation of basic and diluted net income (loss) per share for the Company’s common stock and has been retroactively adjusted to reflect the Reverse Stock Split. See Note 2 “Summary of Significant Accounting Policies”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) used for basic earnings per common share	$2,861	$(57,431)	$(48,867)	$(110,738)
Effect of dilutive securities:
Income allocated to participating preferred stock(1)	(227)	—	—	—
Numerator for dilutive net income (loss) per share - net income available for common shareholders’ after the effect of dilutive securities	$2,634	$(57,431)	$(48,867)	$(110,738)
Denominator:
Weighted-average number of common shares outstanding - basic	2,320,018	1,977,734	2,156,721	1,974,992
Effect of dilutive securities:
Shares of common stock issuable upon exercise of AM SAFE Warrants	300,000	—	—	—
Shares of common stock underlying restricted stock units	43,175	—	—	—
Denominator for dilutive net income (loss) per share - adjusted weighted average shares used in computing net income (loss) per share - diluted	2,663,193	1,977,734	2,156,721	1,974,992
Earnings per share:
Net income (loss) per common share - basic	$1.14	$(29.04)	$(22.66)	$(56.07)
Net income (loss) per common share - diluted	$0.99	$(29.04)	$(22.66)	$(56.07)
__________________
(1)Represents the allocation of net income to participating preferred stock as-converted under the two-class method.
(2)In periods in which the Company reports a net loss, all common stock equivalents are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share.
The Company’s preferred stock is considered a participating security because it is entitled to participate in dividends with common stock. Accordingly, the Company applies the two-class method of calculating earnings per share.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2025, approximately $0.2 million of net income was allocated to participating preferred stock (as-converted), with the remaining $2.6 million allocated to common shareholders.
As of September 30, 2025 and 2024, common stock equivalents not included in the computation of loss per share because their effect would be antidilutive included the following. All amounts are presented on a post-Reverse Stock Split basis.

	As of September 30,
	2025	2024
Options	135,715	187,331
RSUs	52,295	77,697
Convertible Note	—	321,200
Brookfield SAFE	—	50,000
Warrants	447,055	463,577
Total	635,065	1,099,805

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Revenues
Disaggregated Revenue
The following table presents disaggregated revenue in the following categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contract Types:
Licensing	$1,051	$1,088	$3,152	$10,209
Engineering and other services	4,035	4,861	7,730	14,439
Biorefining revenue	$5,086	$5,949	$10,882	$24,648

Joint development agreements	62	917	2,425	5,122
Contract research	1,159	868	3,545	3,782
Joint development and contract research revenue	$1,221	$1,785	$5,970	$8,904

CarbonSmart product	2,972	2,209	10,994	4,010

Total Revenue	$9,279	$9,943	$27,846	$37,562
The following table presents revenue from partners in collaborative arrangements and from grant contributions which are included in the table above as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from partners in collaborative agreements included in the Joint development agreements above	$62	$917	$2,425	$4,469
Revenue from grant contributions included in Engineering and other services above	1,509	1,915	1,559	6,068

Revenue by Geographic Location
The following table presents disaggregation of the Company’s revenues by customer location for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
North America	$2,884	$2,709	$8,498	$18,298
Europe, Middle East, Africa (EMEA)	2,973	4,142	7,437	13,736
Asia	3,422	2,664	11,911	4,696
Australia	—	428	—	832
Total Revenue	$9,279	$9,943	$27,846	$37,562

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract balances
The following table provides changes in contract assets and liabilities (in thousands):

	Current Contract Assets	Current Contract Liabilities	Non-current Contract Liabilities
Balance as of December 31, 2024	$18,975	$6,168	$5,233
Additions to unbilled accounts receivable	13,335	—	—
Increases due to consideration received	—	3,181	—
Unbilled accounts receivable recognized in trade receivables	(23,205)	—	—
Increase on revaluation on currency	237	2	670
Reclassification from long-term to short-term	—	2	(2)
Reclassification to revenue because of performance obligations satisfied	—	(7,311)	—
Balance as of September 30, 2025	$9,342	$2,042	$5,901
The decrease in contract assets was mostly due to billing certain customers and government entities for engineering and other services that were previously recorded as contract assets. As of September 30, 2025 and December 31, 2024, the Company had $8,700 and $9,456, respectively, of billed accounts receivable, net of allowance.
The decrease in current contract liabilities was primarily due to the reclassification due to the satisfaction of performance obligations, while the increase in non-current contract liabilities was primarily due to revaluation of foreign exchange currency.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, including unearned revenue to be recognized in future periods. Transaction price allocated to remaining performance obligations is influenced by factors such as project size, duration, contract modifications, and customer-specific acceptance rights. As of September 30, 2025, the Company had approximately $23,571 in contracted revenue remaining to be recognized, of which $13,888 is expected to be recognized in the next  twelve months.

Note 5 — Other Income (Expense), Net /Fair Value Change Impact on Net Income
Fair Value Remeasurement impact on Net Income
For the three months ended September 30, 2025, the Company recognized net income, compared to a net loss in prior periods. This variance was driven primarily by a non-cash gain recorded within Other income (expense), net related to the fair value remeasurement of certain liability-classified financial instruments.
The Company is required to remeasure at fair value, each reporting period, certain financial instruments that are classified as liabilities, including the PIPE Warrant liability, the Brookfield Loan, the Brookfield SAFE liability, and other convertible instruments.
Changes in the fair value of these instruments are recorded in Other income (expense), net and may result in significant non-cash gains or losses in any given period due to changes in the Company’s stock price, volatility assumptions, interest rates, or other valuation inputs.
During the current quarter, the fair value of these instruments decreased substantially, resulting in a non-cash gain that exceeded the Company’s operating loss for the period. As a result, the Company reported net income, even though there was no corresponding improvement in operating performance, cash flows, or underlying profitability. The non-cash fair value adjustment does not reflect changes in the Company’s operating results and is not indicative of the Company’s ongoing operating performance.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management expects that these fair value adjustments may continue to result in meaningful volatility in net income (loss) in future periods until the related instruments are settled, extinguished, or reclassified to equity.

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

As of September 30, 2025, the Company did not have any HTM debt securities. The Company regularly reviews HTM securities for declines in fair values that are determined to be credit related. As of September 30, 2025 and December 31, 2024, the Company did not have an allowance for credit losses related to HTM securities.
Equity investments
As of September 30, 2025 and December 31, 2024, the Company’s equity investments consisted of the following (in thousands):

	As of
	September 30, 2025	December 31, 2024
Equity Method Investment in LanzaJet	$—	$4,363
Equity Security Investment in SGLT	14,990	14,990
Total Investment	$14,990	$19,353
LanzaJet
On May 13, 2020, the Company contributed $15,000 in intellectual property in exchange for a 37.5% interest (“Original Interest”) of LanzaJet in connection with an investment agreement (“Original Investment Agreement”). The Company accounts for the transaction as a revenue transaction with a customer under ASC 606. The licensing and technical support services provided are recognized as a single combined performance obligation satisfied over the expected period of those services, beginning May 2020 through December 2025.
Under the Original Investment Agreement, LanzaTech had a right to receive up to an aggregate of 45,000,000 additional LanzaJet shares for no additional consideration if (i) certain other LanzaJet shareholders made additional investments for the funding of the development and operation of commercial facilities that would sublicense the relevant fuel production technology from LanzaJet, or (ii) a non-LanzaJet shareholder sublicensed the Company’s technology through collaboration with LanzaJet, and LanzaTech and the LanzaJet board of directors waived the requirement on a pro-rata basis (the “SPE Investment Condition”).
On June 18, 2024, LanzaJet issued to LanzaTech 15,000,000 shares related to the sublicensing of the Company’s technology to a non-LanzaJet shareholder, as the first tranche of the additional consideration per the Original Investment Agreement. This was accounted for as revenue from contract modification with a cumulative catch-up, net of intra-entity profit elimination, and as an increase in the Company’s equity method investment in LanzaJet. As a result, LanzaTech’s ownership in LanzaJet increased to 37.01% as of June 30, 2024.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2025 and 2024, the Company recognized revenue from the Original Investment Agreement of $1,051 and $1,086, respectively, net of intra-entity profit elimination. During the nine months ended September 30, 2025 and 2024, the Company recognized revenue from this arrangement of $3,152 and $10,207, respectively, net of intra-entity profit elimination and had associated deferred revenue of $1,346 and $5,375 as of September 30, 2025 and December 31, 2024, respectively. Net intra-entity profits related to this arrangement were $293 and $257 for the three months ended September 30, 2025 and 2024, respectively, and $878 and $3,450 for the nine months ended September 30, 2025 and 2024, respectively. Intra-entity profits are amortized over a 15-year period through 2034.
On October 16, 2025, the Company entered into a Second Amended and Restated Investment Agreement (the“Second A&R LanzaJet Investment Agreement”), which amends and restates the provisions of the Original Investment Agreement. See Note 17 – Subsequent Events.
In connection with the LanzaJet Note Purchase Agreement (see Note 14 - Related Party Transactions), LanzaJet issued warrants to its lenders that became exercisable at an exercise price of $0.01 upon the drawdown of the related funding commitments. The warrants are considered in-substance common stock under U.S. GAAP once the associated funding is drawn and the warrants become exercisable. The Company committed a proportionally smaller amount of funding relative to other participating investors and, as a result, received fewer warrants. Accordingly, when warrants held by other investors become exercisable and meet the criteria for in-substance common stock, the Company’s ownership interest in LanzaJet would be diluted. All such warrants became exercisable during the year ended December 31, 2024. No gain on dilution was recognized for the three months ended September 30, 2025 and 2024. The Company recorded a gain on dilution of $0 and $188 during the nine months ended September 30, 2025 and 2024, respectively. The Company’s ownership in LanzaJet as of September 30, 2025 was 36.33%.
The carrying value of the Company’s equity method investment in LanzaJet as of September 30, 2025 was zero. As of December 31, 2024, the carrying value of the Company’s equity method investment in LanzaJet was $2,100 less than its proportionate share of its equity method investees’ book values. The carrying value balance went to zero as of March 31, 2025 as a result of recording losses against the balance. Additional losses recorded in the second fiscal quarter were taken against the loans receivable balance bringing it to zero. The Company will not recognize additional losses until the investment returns to a positive carrying value. The Company will continue to monitor LanzaJet’s financial results and track its share of any future profits or losses off-balance sheet.
In connection with a sublicense agreement to LanzaJet (the “LanzaJet License Agreement”) under the Company’s license agreement (the “Batelle License”) with Battelle Memorial Institute (“Battelle”), LanzaTech remains responsible for any failure by LanzaJet to pay royalties due to Battelle. The fair value of LanzaTech’s obligation under this guarantee was immaterial as of September 30, 2025 and 2024.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents summarized aggregated financial information of our equity method investment (in thousands):

	Nine Months Ended September 30,
	2025	2024
Selected Statement of Operations Information:
Revenues	$7,327	$12,935
Gross profit	2,989	5,445
Net loss	(66,499)	(25,536)
Net loss attributable to the Company	$(24,157)	$(8,124)

	As of
	September 30, 2025	December 31, 2024
Selected Balance Sheet Information:
Current assets	$14,932	$79,060
Non-current assets	272,616	271,019
Current liabilities	23,677	29,069
Non-current liabilities	$311,342	$303,352

SGLT
On September 28, 2011, the Company contributed RMB 25,800 (approx. $4,000) in intellectual property in exchange for 30% of the registered capital of Beijing Shougang LanzaTech Technology Co., LTD (“SGLT”). Since then, the Company’s interest in SGLT’s registered capital has decreased to approximately 9.31% as a result of investment by new investors. The Company accounts for its investment in equity securities of SGLT using the alternative measurement principles as permitted under ASC 321, Investments - Equity Securities, because SGLT's fair value is not readily determinable. For the three and nine months ended September 30, 2025 and 2024, there was no change in the recorded amount of the investment in SGLT.
As of September 30, 2025 and 2024, there were no impairments of equity investments. During the three and nine months ended September 30, 2025 and 2024, the Company received no dividends from equity investments. See Note 14 - Related Party Transactions, for information on revenues, accounts receivable, contract assets and purchases and open accounts payable with the Company’s equity investments.

Note 7 — Brookfield Instruments
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 14, 2025, the Company and Brookfield terminated the Brookfield SAFE and all rights and obligations, and concurrently entered into the Brookfield Loan (as defined below). As of that date, the Brookfield SAFE had not converted as a qualifying financing had not occurred and no qualified project investments had been presented to Brookfield. The Framework Agreement, as described below, remains in full effect. Management considered the terms of the Brookfield SAFE and the Brookfield Loan to be substantially different per ASC 470-50 – Debt: Modifications and Extinguishments. As such, the exchange of instruments was accounted for as the extinguishment of the Brookfield SAFE and the recognition of a new debt instrument, “the Brookfield Loan”. As of February 14, 2025, the Company recognized a loss of $6,216 on extinguishment of the Brookfield SAFE in other expenses/income on the consolidated statements of operations and comprehensive loss.
Brookfield Framework Agreement
On October 2, 2022, LanzaTech entered into a framework agreement with Brookfield (as amended by Amendment No. 1 to the Brookfield Framework Agreement, dated July 10, 2025, the “Brookfield Framework Agreement”) for an initial term ending December 3, 2028. Under such agreement, LanzaTech agreed to exclusively offer Brookfield the opportunity to acquire or invest in certain projects to construct commercial production facilities employing carbon capture and transformation technology in the U.S., the European Union, the United Kingdom, Canada or Mexico for which LanzaTech is solely or jointly responsible for obtaining or providing equity financing, subject to certain exceptions. LanzaTech agreed to present Brookfield with projects that over the term of the agreement require equity funding of at least $500,000 in the aggregate. With respect to projects acquired by Brookfield, LanzaTech is entitled to a percentage of free cash flow generated by such projects determined in accordance with a hurdle-based return waterfall. Brookfield has no obligation under the Brookfield Framework Agreement to invest in any of the projects. There had been no investments in projects as of September 30, 2025 or 2024.
Brookfield Loan
On February 14, 2025, LanzaTech and Brookfield entered into a Loan Agreement (the “Original Brookfield Loan Agreement”), and concurrently terminated the Brookfield SAFE.
Under the Original Brookfield Loan Agreement and effective as of the termination of the Brookfield SAFE, Brookfield was deemed to have loaned to LanzaTech, and LanzaTech was deemed to have borrowed from Brookfield $60,031 (the “Brookfield Loan”), representing the $50,000 initial amount under the Brookfield SAFE plus accrued interest at a rate of 8.00% per annum, compounded annually from October 2, 2022 to and including February 14, 2025. The initial principal payment of $12,500 to Brookfield was due on or prior to February 21, 2025 and has been paid. For each $50,000 of aggregate equity funding required for qualifying projects presented to Brookfield in accordance with the Framework Agreement, $5,000 of the remaining outstanding principal amount (the “Remaining Amount”) would be deemed to be repaid.
On July 10, 2025, the Company and Brookfield entered into Amendment No. 1 to the Brookfield Loan (the “Amended Brookfield Loan Agreement”). Under the Amended Brookfield Loan Agreement, (i) the maturity date of the Brookfield Loan is extended from October 3, 2027 to December 3, 2029 (the period from October 4, 2027 to December 3, 2029, the “extension period”), (ii) interest will accrue on a daily basis on the Remaining Amount at (a) 8.00% per annum, compounded annually, through and including October 3, 2027, (b) 8.00% per annum, payable quarterly in cash, from October 4, 2027 through and including December 3, 2028 and (c) 12.00% per annum, payable quarterly in cash, from December 4, 2028 through and including December 3, 2029 and (iii) during the extension period, the deemed repayment provisions set forth in the Original Brookfield Loan Agreement associated with equity funding required for qualifying projects will not apply to eligible projects under the Amended Brookfield Framework Agreement with respect to which Brookfield has (or is deemed to have) delivered a rejection notice. The Remaining Amount, plus accrued interest will be repayable in cash upon the earlier of (i) December 3, 2029, (ii) the occurrence of certain change of control events or (iii) a breach of the Amended Brookfield Loan Agreement.
The Brookfield Loan is legal form debt and management has elected to apply the FVO with the Brookfield Loan classified as a mark-to-market liability. As of September 30, 2025, no qualifying financing had yet occurred and no qualified project investments had been presented to Brookfield, therefore no portion of the Brookfield Loan was deemed repaid. As of September 30, 2025, the fair value of the Brookfield Loan was $13,300 and was recorded within the Brookfield Loan liability on the consolidated balance sheets.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refer to Note 11 - Fair Value Measurement for further details on the Brookfield SAFE and the Brookfield Loan’s fair value measurement and liabilities recorded as of September 30, 2025 and associated changes to their respective fair value for the nine months ended September 30, 2025.
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
On May 7, 2025, the Company consummated a Qualified Equity Financing with the Series A Preferred Stock Issuance, resulting in conversion of the Convertible Note into 340,543 shares of common stock (34,054,337 prior to the Reverse Stock Split) pursuant to the mandatory conversion provision of the Convertible Note. The fair value adjustment upon conversion was $8,132 of which $4 was booked to common stock at a par value of $0.0000001 and the remaining was recorded in additional paid-in capital in the Company’s consolidated balance sheets. The change in fair value was $9.4 million and $43.8 million for the three and six months ended June 30, 2025, respectively, and was included within other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss.

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
On July 22, 2024, Vellar purported to accelerate the FPA Maturity Date with respect to its portion of the Recycled Shares (i.e., 2,999,000 shares at such date, prior to the Reverse Stock Split) to July 22, 2024 in connection with the VWAP Trigger Event. It subsequently delivered to the Company a notice of default under the FPA. On July 24, 2024, the Company filed suit against Vellar under the FPA, primarily in connection with Vellar’s sale of Recycled Shares (see Note 16 - Commitments and Contingencies).
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
The Fixed Maturity Consideration was valued at $4,123 as of September 30, 2025 and as of December 31, 2024, which represents the fair value of the fixed portion of the Share Consideration and the Minimum Maturity Consideration and was classified as current in the consolidated balance sheets.
The FPA Put Option was valued at $30,015 as of September 30, 2025 and December 31, 2024, respectively, and was classified as non-current liability in the consolidated balance sheets.
On January 23, 2025, the Company issued 1,652,178 shares of common stock pursuant to a cashless exercise of all 2,010,000 FPA Warrants held by Vellar at a $0.30 per share exercise price (prior to the Reverse Stock Split).

Note 10 — Preferred Stock and PIPE Warrant
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PIPE Warrant
Pursuant to the PIPE Purchase Agreement, the Company also agreed to provide the PIPE Purchaser the contingent opportunity to participate in the potential future equity appreciation of the Company in the form of the PIPE Warrant that, similar to a structuring fee, would be issued and exercisable if and only if certain conditions were satisfied prior to May 7, 2026, including obtaining a required stockholder vote and additional Financing meeting specified criteria. If issued, the PIPE Warrant would provide for the issuance of an aggregate of 7,800,000 shares of common stock at an exercise price equal to $0.0000001 per share (subject to adjustments in certain events) and the other terms to be set forth in the PIPE Warrant. Pursuant to the PIPE Purchase Agreement, the parties agreed that the PIPE Warrant would only be exercised upon consummation of a Subsequent Financing or, with the PIPE Purchaser’s consent, an Other Financing. If the Conditions to Exercise are satisfied, each PIPE Warrant will be deemed automatically exercised on a cashless, net-exercise basis at such time (the time immediately following such automatic exercise, the “Expiration Time”). The PIPE Warrant will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026.
Irrespective of the PIPE Warrant being a contingent instrument for which the conditions to issuance have not been satisfied, under applicable accounting guidance, the PIPE Warrant was required to be classified as a current liability at May 7, 2025 and to be remeasured at fair value at each balance sheet date, with changes in fair value recorded in other income (expense), net within the consolidated statements of operations and comprehensive loss. As a result, the Company recorded a current liability of $24.9 million as of May 7, 2025 based on the closing stock price of the Company’s common stock of $0.24 at such date (prior to the Reverse Stock Split) and taking into account the probability that a Subsequent Financing would be consummated.
Effective August 18, 2025, following the Authorized Share Increase and he Proportionate Authorized Share Decrease in connection with the Reverse Stock Split, the Company obtained sufficient authorized but unissued shares to be able to settle the PIPE Warrant in shares when it is due. As a result, and in accordance with ASC 815-40, the PIPE Warrant no longer met the criteria for liability classification. The PIPE Warrant was therefore remeasured to fair value immediately prior to reclassification, resulting in a fair value of approximately $16.2 million, and subsequently reclassified from a current liability to Additional Paid-in Capital within stockholders’ equity. Changes in the fair value of the PIPE Warrant were recognized in other income (expense), net within the Company’s consolidated statements of operations and comprehensive loss.
Following this reclassification, no further fair value adjustments will be recognized for the PIPE Warrant so long as the settlement conditions continue to permit equity classification.
If the Company is unable to consummate a Financing, then the PIPE Warrant will not be issued and will have no accounting value.
The Company also agreed to use its reasonable best efforts to consummate a Subsequent Financing. The PIPE Purchase Agreement provides that the Subsequent Financing must be consummated, if at all, no later than October 15, 2025. In addition, with the Majority Holders’ consent and in lieu of the Subsequent Financing, the Company may consummate an Other Financing. The Company has not consummated a Subsequent Financing and can provide no assurance that it will secure an Other Financing in a timely manner, on favorable terms or at all.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Fair Value Measurement
The following table presents the Company’s fair value hierarchy for its assets and liabilities measured at fair value as of September 30, 2025 and December 31, 2024 (in thousands). All share and per share amounts included below relating to transactions prior to the Reverse Stock Split are presented at pre-split amounts:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$15,712	$—	$—	$15,712
Total assets	$15,712	$—	$—	$15,712

Liabilities:
FPA Put Option liability	$—	$—	$30,015	$30,015
Fixed Maturity Consideration and current FPA Put Option liability	—	—	4,123	4,123
Brookfield Loan liability	—	—	13,300	13,300
Private Placement Warrants	—	—	41	41
Public Warrants	2	—	—	2
Total liabilities	$2	$—	$47,479	$47,481

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30,136	$—	$—	$30,136
Total assets	$30,136	$—	$—	$30,136

Liabilities:
Convertible Note	$—	$—	$51,112	$51,112
FPA Put Option liability	—	—	30,015	30,015
Fixed Maturity Consideration	—	—	4,123	4,123
Brookfield SAFE liability	—	—	13,223	13,223
Private Placement Warrants	—	—	1,432	1,432
Public Warrants	2,099	—	—	2,099
Total Liabilities	$2,099	$—	$99,905	$102,004
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
The following table represents the inputs used in calculating the fair value of the prepaid forward contract and the Fixed Maturity Consideration as of December 31, 2024 (there was no fair value update for the period ended September 30, 2025):

December 31, 2024
Stock price	$1.37
Term (in years)	0
Expected volatility	N/A
Risk-free interest rate	N/A
Expected dividend yield	—%
The Company filed suit under the FPA against Vellar in July 2024 and fully settled the FPA pursuant to its terms with ACM in October 2024 (see Note 9 - Forward Purchase Agreement and Note 16 - Commitments and Contingencies).
Convertible Note
The Company has elected to measure the Convertible Note using the fair value option under ASC 825. On May 7, 2025, the Company consummated a Qualified Equity Financing with the Series A Preferred Stock Issuance, resulting in the conversion of the Convertible Note into 340,543 shares of common stock (34,054,337 prior to the Reverse Stock Split) pursuant to the mandatory conversion provision of the Convertible Note.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Brookfield Loan
The Brookfield Loan is legal form debt and management has elected to apply the FVO with the Brookfield Loan classified as a mark-to-market liability. As of February 14, 2025, no qualifying financing had yet occurred and no qualified project investments had been presented to Brookfield, therefore no portion of the Brookfield Loan was deemed repaid. There were no cash flows associated with execution of the Brookfield Loan on February 14, 2025, however the initial principal payment of $12,500 to Brookfield was due on or prior to February 21, 2025 and has been paid. The Brookfield Loan accrues interest at a rate of (a) 8.00% per annum, compounded annually through and including October 3, 2027, (b) 8.00% per annum, payable quarterly in cash, from October 4, 2027 through and including December 3, 2028 and (c) 12.00% per annum, payable quarterly in cash, from December 4, 2028 through and including December 3, 2029.
The fair value of the Brookfield Loan was determined using a scenario-weighted discounted cash flow model on the adjusted remaining portion of the Brookfield Loan which includes the February 21, 2025 repayment and the Company’s expectation to present projects to Brookfield to result in the Brookfield Loan liability being deemed as repaid at 75% and 50% as of February 14, 2025 and September 30, 2025. The remaining portion outstanding is adjusted for repayment at maturity.
Significant inputs for Level 3 Brookfield Loan measurement at September 30, 2025, July 10, 2025, and February 14, 2025 are as follows:

	September 30, 2025	July 10, 2025	February 14, 2025
Adjusted remaining amount	$24,526	$24,526	$10,123
Term (in years)	3.1	3.3	1.46
Discount rate	40.0%	40.0%	40.0%

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PIPE Warrant
Pursuant to the PIPE Purchase Agreement, the Company also agreed to provide the PIPE Purchaser the contingent opportunity to participate in the potential future equity appreciation of the Company in the form of the PIPE Warrant that, similar to a structuring fee, would be issued if and only if certain conditions were satisfied prior to May 7, 2026, including obtaining a required stockholder vote and additional Financing meeting specified criteria. If issued, the PIPE Warrant would provide for the issuance of an aggregate of 7,800,000 shares of common stock at an exercise price equal to $0.0000001 per share (subject to adjustments in certain events) and the other terms to be set forth in the PIPE Warrant. Pursuant to the PIPE Purchase Agreement, the parties agreed that the PIPE Warrant would only be exercised upon consummation of a Subsequent Financing or, with the PIPE Purchaser’s consent, an Other Financing. If the Conditions to Exercise are satisfied, the PIPE Warrant will be deemed automatically exercised on a cashless, net-exercise basis at such time (the time immediately following such automatic exercise, the “Expiration Time”). The PIPE Warrant will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026.
Irrespective of the PIPE Warrant being a contingent instrument for which the conditions to issuance have not been satisfied, under applicable accounting guidance, the PIPE Warrant was required to be classified as a current liability at May 7, 2025 and to be remeasured at fair value at each balance sheet date, with changes in fair value recorded in other income (expense), net within the consolidated statements of operations and comprehensive loss. As a result, the Company recorded a current liability of $24.9 million as of May 7, 2025 based on the closing stock price of the Company’s common stock of $0.24 at such date (prior to the Reverse Stock Split) and taking into account the probability that a Subsequent Financing would be consummated.
Effective August 18, 2025, following the Authorized Share Increase and the Proportionate Authorized Share Decrease in connection with the Reverse Stock Split, the Company obtained sufficient authorized but unissued shares to be able to settle the PIPE Warrant in shares when it is due. As a result, and in accordance with ASC 815-40, the PIPE Warrant no longer met the criteria for liability classification. The PIPE Warrant was therefore remeasured to fair value immediately prior to reclassification, resulting in a fair value of approximately $16.2 million, and subsequently reclassified from a current liability to Additional Paid-in Capital within stockholders’ equity. Changes in the fair value of the PIPE Warrant were recognized in other income (expense), net within the Company’s consolidated statements of operations and comprehensive loss.
Following this reclassification, no further fair value adjustments will be recognized for the PIPE Warrant so long as the settlement conditions continue to permit equity classification.
If the Company is unable to consummate a Financing, then the PIPE Warrant will not be issued and will have no accounting value.
Public Warrants and Private Placement Warrants
As part of AMCI’s initial public offering (“IPO”), AMCI issued warrants to third-party investors. Each public warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, AMCI completed the private sale of warrants. Each private sale warrant allows the holder to purchase one share of the Company’s common stock at $11.50 per share. Additionally, prior to the consummation of the Business Combination, AMCI issued warrants for the settlement of a working capital loan. The working capital warrants have the same terms as the private sale of warrants issued at the IPO. Warrants sold in the private sale at the IPO and the warrants issued to convert the working capital loan are collectively referred to as the “Private Placement Warrants”. In connection with the IPO, the Company has 7,808,119 Public Warrants and 4,466,081 Private Placement Warrants outstanding as of September 30, 2025.
For the Public Warrants, the Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value. Changes in fair value are recorded in other income (expense), net within the consolidated statements of operations and comprehensive loss. The Company recognized decreases in the fair value of the liability of $205 and $301 for the three months ended September 30, 2025 and 2024, respectively, and $2,098 and $2,574 during the nine months ended September 30, 2025 and 2024, respectively.
The fair value of the Private Placement Warrants was estimated using a Black-Scholes option pricing model. The Company recognized decreases in fair value of the liability of $48 and $286 for the three months ended September 30, 2025 and 2024, respectively, and $1,391 and $2,435 for the nine months ended September 30, 2025 and 2024, respectively.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in fair value are recorded on the consolidated statements of operations and comprehensive loss within other income (expense), net.
The following table represents the weighted average inputs used in calculating the fair value of the Private Placement Warrants outstanding as of September 30, 2025 and December 31, 2024. September 30, 2025 amounts reflect post-reverse Stock Split figures, whereas December 31, 2024 amounts reflect pre-Reverse Stock Split figures:

	September 30, 2025	December 31, 2024
Stock price	$24.51	$1.37
Exercise price	$1,150.00	$11.50
Term (in years)	2.36	3.11
Expected volatility	110.0%	97.5%
Risk-free interest rate	3.60%	4.28%
Expected dividend yield	—%	—%
The following tables represent reconciliations of the fair value measurements of the assets and liabilities using significant unobservable inputs (Level 3) (in thousands):

	Convertible Note	PIPE Warrant	FPA Put Option	Fixed Maturity Consideration	Brookfield SAFE	Brookfield Loan	Private Placement Warrants
Balance as of January 1, 2025	$(51,112)	$—	$(30,015)	$(4,123)	$(13,223)	$—	$(1,432)
Extinguishment of the Brookfield SAFE	—	—	—	—	13,274	—	—
Issuance of PIPE Warrant	—	(24,950)	—	—	—	—	—
Issuance of the Brookfield Loan	—	—	—	—	—	(19,490)	—
Partial settlement of the Brookfield Loan	—	—	—	—	—	12,500	—
Extinguishment of the Amended Brookfield Loan	—	—	—	—	—	12,300	—
Issuance of the Amended Brookfield Loan	—	—	—	—	—	(12,300)	—
Reclassification of PIPE Warrant to equity	—	16,150	—	—	—	—	—
Conversion of Convertible Note to common stock	8,132	—	—	—	—	—	—
(Loss) gain recognized in other expense, net on the consolidated statement of operations and comprehensive loss	42,980	8,800	—	—	(51)	(6,310)	1,391
Balance as of September 30, 2025	$—	$—	$(30,015)	$(4,123)	$—	$(13,300)	$(41)

	Convertible Note	FPA Put Option	Fixed Maturity Consideration	Brookfield SAFE	Private Placement Warrants
Balance as of January 1, 2024	$—	$(37,523)	$(7,228)	$(25,150)	$(3,914)
Issuance of the Convertible Note	(40,150)
(Loss) gain recognized in other expense, net on the consolidated statement of operations and comprehensive loss	(21,427)	(22,492)	(1,019)	15,600	2,434
Balance as of September 30, 2024	$(61,577)	$(60,015)	$(8,247)	$(9,550)	$(1,480)

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Income Taxes
The Company is subject to federal and state income taxes in the United States, as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely. The Company and its foreign subsidiaries have historically been loss generating entities that have resulted in no excess earnings to consider for repatriation and accordingly there were no deferred income taxes recognized for the three and nine months ended September 30, 2025 and 2024.
The Company recorded no income tax expense for the three and nine months ended September 30, 2025 and 2024, representing an effective tax rate of 0%. The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in the three and nine months ended September 30, 2025 and 2024 was primarily due to a full valuation allowance related to the Company's U.S. and foreign deferred tax assets. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.
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

Note 13 — Share-Based Compensation
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date and ending on the fifth anniversary of the vesting commencement date, the average closing price of a share of the Company’s common stock, equals or exceeds $11.50, determined using the closing share price from the 20 trading days preceding such determination date.
A summary of the unvested time-based and market-based RSUs for the nine months ended September 30, 2025, were as follows:

	Time-based RSUs		Market-based RSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested Outstanding at January 1, 2025	40	$322.27	35	$170.63
Granted	—	—	—	—
Vested	(16)	326.76	(4)	161
Cancelled/forfeited	(9)	326.76	—	161
Non-vested Outstanding at September 30, 2025	15	$314.81	31	$172.03
Compensation expense related to the time-based RSUs was $501 and $1,525 for the three months ended September 30, 2025 and 2024, respectively, and $2,590 and $3,866 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, $2,874 of unrecognized compensation cost related to time-based RSUs will be recognized over a weighted-average period of 1.18 years.
Compensation expense related to the market-based RSUs was $156 and $437 for the three months ended September 30, 2025 and 2024, respectively, and $545 and $1,551 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, $232 of unrecognized compensation costs related to market-based RSUs will be recognized over a weighted-average period of 0.47 years.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option awards outstanding as of September 30, 2025 and changes during the nine months ended September 30, 2025, were as follows:

	Shares subject to option (thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2025	187	$210.93
Vested and expecting to vest at January 1, 2025	187	210.93
Exercisable at January 1, 2025	128	167.46
Granted	—
Exercised	—
Cancelled/forfeited	(11)	334.36
Expired	(13)	220.03
Outstanding at September 30, 2025	163	$216.72	4.44	$6,200
Vested and expecting to vest at September 30, 2025	163	216.72	4.44	6,200
Exercisable at September 30, 2025	113	$195.04	3.75	$6,200
Compensation expenses related to the stock options was $736 and $1,694 for the three months ended September 30, 2025 and 2024, respectively, and $2,737 and $4,536 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, $3,022 of unrecognized compensation costs related to stock options will be recognized over a weighted-average period of 1.18 years.
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

Note 14 — Related Party Transactions
As of September 30, 2025 and 2024, the Company had equity ownership in LanzaJet and SGLT (see Note 6 - Investments for further details). The table below summarizes amounts related to transactions with these related parties (in

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

thousands):

	As of
	September 30, 2025	December 31, 2024
Accounts receivable	$2,194	$2,452
Contract assets	—	399
Notes receivable	—	5,789
Accounts payable	$—	$234
The following table presents revenue from related parties per disaggregated revenue categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from related parties, included within Licensing	$1,051	$1,088	$3,152	$10,209
Revenue from related parties, included within Engineering and other services	147	530	405	1,190
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
In connection with the formation of LanzaJet, the Company entered into a transition services agreement with LanzaJet, primarily for the access and use of certain equipment and spaces. For the three and nine months ended September 30, 2025 and 2024, the Company recognized immaterial amounts of revenue from related parties.
In addition to the licensing and sublicensing of its intellectual property, pursuant to the Original Investment Agreement as described in Note 6 - Investments, the Company provides certain engineering and other services related to a gas-to-jet demonstration plant currently in development by LanzaJet and other projects whereby LanzaJet is the customer. As the project has reached completion, the Company recognized immaterial amounts of revenue for ad-hoc services during the three and nine months ended September 30, 2025 and 2024.
In December 2023, LanzaTech sold LanzaJet the right to utilize some of LanzaTech’s completed engineering work as a basis for future LanzaJet projects for a price of $2,000 and recorded a $2,000 receivable. The payment will be offset against the license fees LanzaTech would pay to LanzaJet for the use of their technology in the Company’s projects. A license agreement is in process and is expected to be executed in 2025, at which time the Company’s $2,000 receivable will be reduced to the extent of payments due and payable under the license agreement. The Company recognized $58 and $173 in deferred profit for the three and nine months ended September 30, 2025.
In May 2020, the Company entered into an agreement to lease certain land to a subsidiary of LanzaJet and recognized lease revenue on a straight-line basis over the life of the lease agreement.
On October 16, 2025 the Company, LanzaJet, British Airways PLC (“British Airways”), Mitsui & Co., Ltd. (“Mitsui”), Shell Ventures LLC (“Shell”) and Suncor Energy Inc. (“Suncor”) (collectively, the “LanzaJet Investment Parties”) entered into a Second Amended and Restated Investment Agreement (the “Second A&R LanzaJet Investment Agreement”), which amends and restates the provisions of the LanzaJet Investment Agreement, a Second Amended and Restated Stockholders’ Agreement (the “Second A&R LanzaJet Stockholders’ Agreement”), which amends and restates the provisions of the LanzaJet Stockholders’ Agreement (as defined below), and an amendment to the LanzaJet License Agreement (the “LanzaJet License Agreement Amendment” and, together with the Second A&R LanzaJet Investment Agreement and Second A&R LanzaJet Stockholders’ Agreement, the “LanzaJet Amendments”) to update the structure of

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the LanzaJet Agreements and to reflect other changes agreed to by the LanzaJet Investment Parties. See Note 17 – Subsequent Events.
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
As of September 30, 2025, the carrying amount of the note receivable from LanzaJet was reduced to zero. This reduction reflects LanzaJet’s share of losses attributable to the Company under the equity method investment carrying

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount. As a result of continued net losses, the Company’s investment in LanzaJet has also been reduced to zero. The Company will not recognize additional losses until the investment returns to a positive carrying value. The Company will continue to monitor LanzaJet’s financial results and track its share of any future profits or losses off-balance sheet (See Note 6 - Investments).
SGLT
The Company supplies SGLT with certain water-soluble organic compounds required in the Company's proprietary gas fermentation process, small-size equipment and consulting services. For the three and nine months ended September 30, 2025 and 2024, the Company recognized an immaterial amount of revenue. The Company also provided engineering services and incurred costs of $166 and $328 for the three months ended September 30, 2025 and 2024, respectively, and $596 and $783 for the nine months ended September 30, 2025 and 2024, respectively.

Note 15 — Reportable Segment
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
The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets. The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Consolidated Revenues	$9,279	$9,943	$27,846	$37,562
Less
Consolidated Cost of Sales	6,916	8,141	20,659	20,402
Salaries and benefits expenses[1]	11,833	20,643	45,013	62,368
External service providers[1]	2,473	8,699	25,323	19,554
Other Operating expenses (net of recharges)	3,714	5,417	15,802	17,151
Net loss from operations	$(15,657)	$(32,957)	$(78,951)	$(81,913)
Other income (expense), net	18,670	(18,939)	40,103	(20,890)
Loss from equity method investees, net	(152)	(5,535)	(10,019)	(7,935)
Net income (loss)	$2,861	$(57,431)	$(48,867)	$(110,738)
(1) Includes those salaries and benefits and external service providers expenses recharged into cost of sales.

For disaggregation of the Company’s revenues by customer location and contract type, see Note 4 - Revenues and for major customers, see Note 2 - Summary of Significant Accounting Policies. As of September 30, 2025, property

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plant and equipment, net of depreciation, was $18,293 and associated expenditure during the nine months ended September 30, 2025 was $994.

Note 16 — Commitments and Contingencies
Lease Commitments
In May 2025, the Company amended the operating lease for its corporate headquarters in Skokie IL., the terms of which terminated certain floors of the leased space and was treated as a lease modification as of the effective date. The partial lease termination of the corporate headquarters leased space resulted in a reduction in the Company’s future minimum fixed lease obligations as of the lease modification date. As a result of the partial lease termination, the Company remeasured its operating lease liabilities and recorded a decrease of $13,085 to reflect the reduced lease payments. The Company also recorded a decrease to right-of-use assets of $13,025 based on the proportionate decrease in the right-of-use asset, which resulted in a gain of $60 recognized in other income (expense), net within the Company’s consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2025. The lease liability was remeasured using a revised incremental borrowing rate (“IBR”) of 8.0% as of the amendment date in determining the present value of lease payments. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.
Under the terms of the lease agreement for the Company’s headquarters, the Company was required to deliver the security deposit in the form of a letter of credit to the landlord no later than June 30, 2025. Until such delivery, the obligation represents a commitment under the lease agreement. The letter of credit will not be drawn upon unless the Company fails to perform under the lease terms.
Litigation
The Company is, and may from time to time be, involved in legal proceedings and exposed to potential claims in the normal course of business. As of September 30, 2025 and December 31, 2024, the Company did not have any reasonably possible or probable losses from such claims.
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
FPA litigation
In relation to the FPA, the Company’s volume-weighted average share price was below $3.00 per share for 50 trading days during the 60 day consecutive trading period ended on July 1, 2024 (the “VWAP Trigger Event”). On July 22, 2024, Vellar (one of the Purchasers) notified the Company of a VWAP Trigger Event, purporting to accelerate the FPA Maturity Date of its portion of the Recycled Shares (i.e., 2,990,000 shares at such date, prior to the Reverse Stock Split) to July 22, 2024. Vellar asserts that it is entitled to: (i) the Maturity Consideration of $7,500 (payable at the Company’s option in cash or shares of common stock valued at the average daily VWAP Price (as defined in the FPA) over 30 scheduled trading days ending on the accelerated FPA Maturity Date of July 22, 2024 of $1.91 per share, prior to Reverse Stock Split) and (ii) Share Consideration of $2,539, payable in cash, in each case, due and payable on July 24, 2024. On July 25, 2024 the Company received a notice from Vellar pursuant to the FPA, stating that the Company is in default of its payment obligations. On July 30, 2024, the Company received a notice of an event of default under the FPA

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from Vellar that (i) designated such date as the early termination date of the FPA and (ii) purports to result in an early termination cash payment of $4,164 becoming due to Vellar (equating to the sum of the Maturity Consideration and the Share Consideration minus the VWAP Price (as defined in the FPA) (as of July 29, 2024) of Vellar’s portion of the Recycled Shares).
On July 24, 2024, LanzaTech filed suit against Vellar, primarily in connection with Vellar’s sale of Recycled Shares, which LanzaTech alleged were in breach of the FPA’s requirement that Recycled Shares be held in a bankruptcy remote special purpose vehicle for the benefit of the Company unless the sale was noticed to the Company as part of an early termination, which Vellar had not done. LanzaTech believes that Vellar’s notice regarding the VWAP Trigger Event and consequently, its notice of an event of default, is not valid and accordingly, that no payments are owed to Vellar in connection with the purported acceleration of the FPA Maturity Date or early termination of the FPA. LanzaTech filed an amended complaint on September 30, 2024. Vellar moved to dismiss. On August 12, 2025, the Court denied in part and granted in part Vellar’s motion to dismiss. The Company intends to vigorously pursue its claim against Vellar.
On October 23, 2024, Vellar filed suit against the Company, alleging breach of the FPA, and seeking $4,164 plus interest. On October 24, 2024, Vellar sought advancement of certain expenses from the Company in connection with this litigation. The Company denied the request on October 28, 2024. Vellar filed a motion for advancement of fees on November 20, 2024, which was fully briefed on December 20, 2024. On August 12, 2025, the Court denied the motion. On April 11, 2025, Vellar filed a motion to amend the complaint and a motion to consolidate the two related actions between LanzaTech and Vellar. Both motions were granted. Vellar filed the amended complaint on April 23, 2025 adding a claim for breach of the FPA Warrants, to which LanzaTech and Vellar are parties and seeking damages, including liquidated damages under the FPA Warrants. LanzaTech filed an answer to the amended complaint on May 14, 2025. The Company intends to vigorously defend itself against the claims.
Convertible Note Litigation
On May 16, 2025, Carbon Direct Capital, the former holder of the Convertible Note, commenced a lawsuit against the Company in the Supreme Court of the State of New York (“Supreme Court”). The complaint filed in the action contends that the mandatory conversion of the Convertible Note formerly held by Carbon Direct Capital in connection with the Series A Preferred Stock Issuance, is invalid under the terms of the Convertible Note, and even if a mandatory conversion had occurred, Carbon Direct Capital would be entitled to consideration in the form of Series A Preferred Stock and PIPE Warrant rather than the shares of common stock that the Company issued to Carbon Direct Capital in the mandatory conversion. Simultaneously with filing the complaint, Carbon Direct Capital moved via order to show cause for a temporary restraining order and preliminary injunction voiding the mandatory conversion under the Convertible Note and sought expedited discovery. On May 21, 2025, the Supreme Court denied Carbon Direct Capital’s request for a temporary restraining order. On June 13, 2025, the Supreme Court denied Carbon Direct Capital’s motion for a preliminary injunction. On July 3, 2025, the Supreme Court granted the Company’s motion to dismiss Carbon Direct Capital’s complaint in full, finding that plaintiff had failed to state a claim for breach of contract or breach of the implied covenant of good faith and fair dealing. On August 1, 2025, Carbon Direct Capital filed a notice of appeal to the Appellate Division, First Department of the Supreme Court’s decision dismissing the complaint.
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
As of November 19, 2025, the Company did not have sufficient information to predict the outcome of the lawsuits.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Subsequent Events
On October 16, 2025, the Company, LanzaJet, Inc. (“LanzaJet”), British Airways PLC (“British Airways”), Mitsui & Co., Ltd. (“Mitsui”), Shell Ventures LLC (“Shell”) and Suncor Energy Inc. (“Suncor”) (collectively, the “LanzaJet Investment Parties”) entered into a Second Amended and Restated Investment Agreement (the “Second A&R LanzaJet Investment Agreement”), which amends and restates the provisions of the LanzaJet Investment Agreement, a Second Amended and Restated Stockholders’ Agreement (the “Second A&R LanzaJet Stockholders’ Agreement”), which amends and restates the provisions of the LanzaJet Stockholders’ Agreement, and an amendment to the LanzaJet License Agreement (the “LanzaJet License Agreement Amendment” and, together with the Second A&R LanzaJet Investment Agreement and Second A&R LanzaJet Stockholders’ Agreement, the “LanzaJet Amendments”) to update the structure of the LanzaJet Agreements and to reflect other changes agreed to by the LanzaJet Investment Parties.
Among other changes, the Second A&R LanzaJet Investment Agreement eliminates the SPE Investment Condition and provides that LanzaJet will issue to the Company (1) a second tranche of 15,000,000 LanzaJet shares on a date promptly following the execution of the Second A&R LanzaJet Investment Agreement and (2) a third tranche of 15,000,000 LanzaJet shares no later than December 31, 2025, provided that, if the demonstration facility has not achieved a certain development milestone by each such date, LanzaJet will instead issue the applicable additional tranche of LanzaJet shares promptly following the achievement of such development milestone. Additionally, if LanzaJet undertakes a sale or initial public offering prior to the issuance of the second and third tranches of LanzaJet shares to the Company, and the Company does not hold at least fifty percent (50%) of LanzaJet’s outstanding common stock immediately prior to the completion of such sale or initial public offering, LanzaJet will issue LanzaJet shares to the Company for no additional payment such that the Company will hold at least fifty percent (50%) of LanzaJet’s outstanding common stock immediately prior to the completion of such sale or initial public offering.
The Second A&R LanzaJet Investment Agreement also provides any LanzaJet Investment Party that has made a loan or other extension of credit to LanzaJet’s subsidiary, Freedom Pines Fuels LLC, the right, exercisable at any time and from time to time, to elect to convert all or any portion of the outstanding principal and accrued but unpaid interest of such loan into a number of LanzaJet shares equal to the amount of the loan (principal and, at the lender’s option, accrued interest) being converted, divided by a conversion price equal to the fair market value of a share of LanzaJet common stock as determined in good faith by a majority of disinterested directors of the board of directors of LanzaJet.
The LanzaJet License Agreement Amendment removes restrictions on the licensing of LanzaJet technology to third party sublicensees prior to satisfaction of the SPE Investment Condition, makes conforming changes reflecting the Second A&R LanzaJet Investment Agreement and effects other agreed modifications. The LanzaJet License Agreement Amendment also eliminates the Company’s right to terminate the LanzaJet License Agreement if certain commercial facility development milestones have not been met by December 31, 2025. Additionally, the Company committed to using commercially reasonable efforts to promptly assign the Battelle License to LanzaJet.
The Second A&R LanzaJet Stockholders’ Agreement makes conforming changes to reflect the Second A&R LanzaJet Investment Agreement and effects other changes agreed to by the LanzaJet Investment Parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and accompanying footnotes thereto included in Part I, “Item 1-Financial Results and Supplementary Data” of this Quarterly Report, and our audited consolidated financial statements and related notes included in the Company’s 2024 Annual Report. In this section, unless otherwise indicated or the context otherwise requires, references in this section to “LanzaTech,” the “Company,” “we,” “us,” “our” and other similar terms refer to LanzaTech Global, Inc. and its consolidated subsidiaries. References to “AMCI” refer to AMCI Acquisition Corp. II prior to the Business Combination. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include without limitation those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in Part I, “Item 1A-Risk Factors” of the Company’s 2024 Annual Report and Part II, “Item 1A.-Risk Factors” of the Company’s Quarterly Report for the fiscal quarters ended March 31, 2025 and June 30, 2025.
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
We have not achieved operating profitability since our formation. Our net losses after tax were $48.9 million and $110.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 we had an accumulated deficit of $1,018.5 million compared to an accumulated deficit of $969.6 million as of December 31, 2024. We anticipate that we will continue to incur losses until we sufficiently commercialize our technology.
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
On May 7, 2025 (the “PIPE Closing Date”), the Company and LanzaTech Global SPV, LLC, an entity controlled by a large existing investor (the “PIPE Purchaser”), entered into a Series A Convertible Senior Preferred Stock Purchase Agreement (as amended by Amendment No. 1 to the Series A Convertible Senior Preferred Stock

Purchase Agreement, dated June 2, 2025, and Amendment No. 2 to the Series A Convertible Senior Preferred Stock Purchase Agreement, dated September 22, 2025, the “PIPE Purchase Agreement”) pursuant to which the Company agreed to issue and sell 20,000,000 shares of its preferred stock designated as “Series A Convertible Senior Preferred Stock”, par value of $0.0001 per share (“Series A Preferred Stock”), to the PIPE Purchaser for an aggregate purchase price of $40.0 million (the “Series A Preferred Stock Issuance”), subject to certain closing conditions described therein. The Series A Preferred Stock Issuance was consummated on the PIPE Closing Date. In connection with the Series A Preferred Stock Issuance, the Company’s $40.2 million aggregate principal amount of a Convertible Note (the “Convertible Note”), plus accrued and unpaid interest thereon, was converted into 340,543 shares of common stock (34,054,337 prior to the Reverse Stock Split) pursuant to the mandatory conversion provision of the Convertible Note.
Pursuant to the PIPE Purchase Agreement, the Company also agreed to issue to the PIPE Purchaser immediately prior to the consummation, if any, of a Financing (as defined below) (such time, the “Issuance Time”), if and only if the Issuance Time occurs on or prior to May 7, 2026, a warrant (the “PIPE Warrant”) to purchase an aggregate of 7,800,000 shares (“PIPE Warrant Shares”) of common stock at an exercise price equal to $0.0000001 per PIPE Warrant Share (subject to adjustments in certain events) and the other terms to be set forth in the PIPE Warrant. Pursuant to the PIPE Purchase Agreement, the parties agreed that the PIPE Warrant would only be exercised upon consummation of a Subsequent Financing (as defined below) or, with the PIPE Purchaser’s consent, a financing that does not constitute a Subsequent Financing (an “Other Financing”) (collectively, the “Conditions to Exercise”); provided, however, that if the Conditions to Exercise are satisfied, the PIPE Warrant will be deemed automatically exercised on a cashless, net-exercise basis at such time (the time immediately following such automatic exercise, the “Expiration Time”). The PIPE Warrant will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026.
The Company also agreed to use its reasonable best efforts to consummate a bona fide financing pursuant to which the Company sells common stock to one or more accredited investors reasonably satisfactory to the Majority Holders, at a price per share of $0.0005 (after giving effect to the Reverse Stock Split but subject to further adjustment in certain events), payable in cash, with an aggregate original issue price of not less than $35.0 million and not more than $60.0 million, on terms and conditions reasonably satisfactory to the Majority Holders (the “Subsequent Financing”). The PIPE Purchase Agreement provides that the Subsequent Financing must be consummated, if at all, no later than October 15, 2025. In addition, with the Majority Holders’ consent and in lieu of the Subsequent Financing, the Company may consummate any other financing that does not constitute a Subsequent Financing (an “Other Financing” and any such Other Financing or a Subsequent Financing, a “Financing”).
The Company is actively pursuing an Other Financing. The Company has not consummated a Subsequent Financing and does not currently have any committed capital. Therefore, the Company can provide no assurance that it will secure an Other Financing in a timely manner, on favorable terms or at all.
Reverse Stock Split and Reduction in Authorized Shares

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

Unless otherwise indicated, all common stock share and per share data for all periods presented herein have been retroactively adjusted to reflect the Reverse Stock Split and the Par Value Change.
Strategic Outlook
During the nine months ended September 30, 2025, LanzaTech initiated a series of strategic actions designed to streamline commercialization across its operational structure, enhance capital efficiency, and accelerate deployment of its platform technology. These efforts reflect a shift from one-off project execution to a portfolio-driven model, which is designed to be aligned with long-term revenue generation.
As part of this transition, LanzaTech introduced a cohort-based operating model to guide the phased deployment of commercial projects. Under this structure, projects are grouped into cohorts based on their stage of maturity, financing readiness, and offtake progress. Under this model, each cohort will progress through a structured pathway—from early-stage services and engineering to equipment deployment, licensing, and ultimately recurring revenue from product sales and potential carbon credits.
This model is designed to:
• Systematically de-risk execution by applying learnings from prior deployments;
• Align resources and capital allocation around milestone-based progression; and
• Build revenue visibility as each cohort advances into operations.
We currently have 4 projects in our first cohort, the lead project of which is nearing completion of offtake negotiations, which we expect will unlock financing capital and serve as a blueprint for future deployments. Subsequent projects in this cohort are advancing through development pipelines with staged progression aligned to regulatory approvals, customer readiness, and financing, with the earliest targeted to be in first half of 2027.
However, we also note that a portion of our near-term revenue is linked to projects supported directly or indirectly by U.S. government programs, including those administered by the Department of Energy (DOE). In the event of a prolonged federal government shutdown, we may experience delays in critical DOE-dependent project milestones. This could include:
• Postponed approval of grants or cooperative agreements; and
• Financing bottlenecks for cost-share projects reliant on DOE commitments.
Such delays could shift expected revenue recognition from project services, equipment sales, or offtake-linked products, particularly for projects in earlier cohorts where DOE involvement plays a key role.

We continue to actively manage this risk by seeking to diversify our project funding sources, engage private capital partners, and sequence project cohorts to mitigate dependency. Nonetheless, these efforts may not be successful, and prolonged government funding disruptions could negatively impact the timing of certain revenue streams and increase working capital pressure in the near term.
Looking ahead, LanzaTech remains focused on scaling its commercialization model across successive cohorts. However, obtaining financing, including an Other Financing, remains essential to our efforts.
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
Key elements of the Company’s performance for the three months ended September 30, 2025 and 2024 are summarized in the tables below:

	Three Months Ended September 30,
(In thousands, except for percentages)	2025	2024	Variance	% Change
GAAP Measures:
Revenue	$9,279	$9,943	$(664)	(7)%
Net income (loss)	2,861	(57,431)	60,292	105%
Key Performance Indicators:
One-Time Revenue (1)	8,106	8,414	(308)	(4)%
Recurring Revenue (2)	1,173	1,529	(356)	(23)%
Total Revenue	$9,279	$9,943	$(664)	(7)%
Cost of Revenues (ex. Depreciation) (3)	6,916	8,141	(1,225)	(15)%
Selling, general & administrative expense	6,740	11,452	(4,712)	(41)%
Adjusted EBITDA (4)	$(13,504)	$(27,081)	$13,577	50%
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
(4)Adjusted EBITDA, a non-GAAP financial measure, is calculated as net loss, excluding the impact of depreciation, interest income, net, stock-based compensation expense, change in fair value of warrant liabilities, loss on the Brookfield SAFE extinguishment, change in fair value of the Brookfield SAFE and the Brookfield Loan liabilities, change in fair value of the FPA Put Option liability and Fixed Maturity Consideration (net of interest accretion reversal), change in fair value of the Convertible Note, change in fair value of the PIPE Warrant and loss from equity method investees, net. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with GAAP. See “Non-GAAP Financial Measures” for additional information and reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP measure.

Key elements of the Company’s performance for the nine months ended September 30, 2025 and 2024 are summarized in the tables below:

	Nine Months Ended September 30,
(In thousands, except for percentages)	2025	2024	Variance	% Change
GAAP Measures:
Revenue	$27,846	$37,562	$(9,716)	(26)%
Net income (loss)	(48,867)	(110,738)	61,871	56%
Key Performance Indicators:
One-Time Revenue(1)	24,193	26,931	(2,738)	(10)%
Recurring Revenue (2)	3,653	10,631	(6,978)	(66)%
Total Revenue	27,846	37,562	(9,716)	(26)%
Cost of Revenues (ex. Depreciation) (3)	20,659	20,402	257	1%
Selling, general & administrative expense	41,594	34,236	7,358	21%
Adjusted EBITDA (4)	$(73,707)	$(66,981)	$(6,726)	(10)%
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
(4)Adjusted EBITDA, a non-GAAP financial measure, is calculated as net loss, excluding the impact of depreciation, interest income, net, stock-based compensation expense, change in fair value of warrant liabilities, loss on the Brookfield SAFE extinguishment, change in fair value of the Brookfield SAFE and the Brookfield Loan liabilities, change in fair value of the FPA Put Option liability and Fixed Maturity Consideration (net of interest accretion reversal), change in fair value of the Convertible Note, change in fair value of the PIPE Warrant and loss from equity method investees, net. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with GAAP. See “Non-GAAP Financial Measures” for additional information and reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP measure.

Results of Operations — Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The results of operations presented below should be reviewed in conjunction with our consolidated financial statements and notes. The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,
	2025	2024	Variance	% Change
(In thousands, except for per share amounts)
Total revenue	$9,279	$9,943	$(664)	(7)%
Cost of revenue (1)	6,916	8,141	(1,225)	(15)%
Operating expenses:
Research and development	10,255	22,006	(11,751)	(53)%
Depreciation expense	1,025	1,301	(276)	(21)%
Selling, general and administrative expense	6,740	11,452	(4,712)	(41)%
Total operating expenses	18,020	34,759	(16,739)	(48)%
Loss from operations	(15,657)	(32,957)	17,300	52%
Other income (expense):
Interest income, net	311	791	(480)	(61)%
Other income (expense), net	18,359	(19,730)	38,089	193%
Total other income (expense), net	18,670	(18,939)	37,609	199%
Loss from equity method investees, net	(152)	(5,535)	5,383	97%
Net income (loss)	$2,861	$(57,431)	$60,292	105%
Other comprehensive loss:
Foreign currency translation adjustments	(162)	(48)	(114)	(238)%
Comprehensive income (loss)	$2,699	$(57,479)	$60,178	105%
(1) exclusive of depreciation

Revenue
Total revenue decreased $0.7 million, or 7%, in the three months ended September 30, 2025, compared to the same period in 2024. The decline was primarily driven by a $0.9 million reduction in revenue from Joint Development Agreements (“JDA”), reflecting the completion of projects with existing customers and the absence of new contracts as a result of workforce reductions. In addition, licensing, engineering and other services revenue decreased by $0.8 million, primarily due to the completion of projects with existing customers and governmental entities of $4.3 million, partially offset by $3.5 million increase in revenue from new customers. These decreases were partially offset by a $0.8 million increase in CarbonSmart product sales, and a $0.3 million increase in contract research revenue.
Cost of Revenue
Cost of revenue decreased $1.2 million, or 15%, in the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily driven by a $1.2 million reduction in engineering and other service costs associated with the completion of projects for existing customers and government entities. Additionally, cost of revenue related to contract research decreased by $0.5 million, and costs for joint development arrangements declined by $0.4 million. These reductions were partially offset by a $0.9 million increase in the cost of revenue for CarbonSmart products, consistent with the higher sales volume in that product line.

Research and Development
R&D expense decreased $11.8 million, or 53%, in the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily driven by a $6.1 million decrease in external R&D services related to project development costs that are not eligible for capitalization. Additionally, personnel and contractor expenses related to R&D projects decreased by $3.0 million, reflecting headcount reductions implemented during the third quarter of 2025 as part of the Company’s broader cost optimization initiatives. Consumables and facilities-related expenses also declined by $2.6 million, consistent with the overall reduction in project activity levels.
Selling, General and Administrative Expense
SG&A expense decreased $4.7 million, or 41%, in the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily attributable to a $3.7 million reduction in personnel and contractor costs, driven by headcount reductions and lower variable compensation, and a $1.3 million decrease in external professional and R&D-related service costs. These reductions were partially offset by a $0.3 million increase in facilities-related expenses.
Interest income, net
Interest income, net decreased $0.5 million in the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily attributable to lower interest earned on smaller cash balances held in savings, money market, and investment accounts.
Other Income, Net
Other income, net increased $38.1 million in the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $21.6 million change in the fair value of the Convertible Note issued in August 2024 and subsequently converted into common stock in May 2025. In addition, the PIPE Warrant liability decreased in fair value by $12.2 million, and the Brookfield Loan liability decreased in fair value by $6.1 million, partially offset by a $0.3 million change in fair value of the warrants. See Note 5 — Other Income (Expense), Net /Fair Value Change Impact on Net Income in our unaudited consolidated financial statements for further information. The remaining difference is due to foreign currency translation adjustments resulting from changes in exchange rates.

Results of Operations — Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table sets forth our consolidated results of operations for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	Variance	% Change
(In thousands, except for per share amounts)
Total revenue	$27,846	$37,562	$(9,716)	(25.9)%
Cost of revenues	20,659	20,402	257	1.3%
Operating expenses:
Research and development	41,684	60,548	(18,864)	(31.2)%
Depreciation expense	2,860	4,289	(1,429)	(33.3)%
Selling, general and administrative expense	41,594	34,236	7,358	21.5%
Total operating expenses	$86,138	$99,073	$(12,935)	(13.1)%
Loss from operations	(78,951)	(81,913)	2,962	3.6%
Other income (expense):
Interest income, net	941	2,452	(1,511)	(61.6)%
Other income (expense), net	39,162	(23,342)	62,504	267.8%
Total other income (expense), net	40,103	(20,890)	60,993	292.0%
Loss before income taxes	(38,848)	(102,803)	63,955	62.2%
Loss from equity method investees, net	(10,019)	(7,935)	(2,084)	(26.3)%
Net loss	$(48,867)	$(110,738)	$61,871	55.9%
Other comprehensive loss:
Changes in credit risk of fair value instruments	1,091	—	1,091	—%
Foreign currency translation adjustments	(916)	(198)	(718)	(362.6)%
Comprehensive loss	$(48,692)	$(110,936)	$62,244	56.1%

(1) exclusive of depreciation

Revenue
Total revenue decreased $9.7 million, or 25.9%, in the nine months ended September 30, 2025, compared to the same period in the prior year. The decrease was primarily driven by a $7.1 million reduction in licensing revenue recognized in the prior year related to LanzaJet sublicensing activity, which did not recur in the current period. In addition, engineering and other services revenue declined by $6.7 million, primarily due to the completion of projects with existing customers and governmental entities of $12.0 million partially offset by a $6.1 million increase in revenue from new customers. JDA revenue decreased by $2.7 million, reflecting project completions and the absence of new contracts following workforce reductions. Contract research revenue declined by $0.2 million, partially offset by a $7.0 million increase in CarbonSmart product sales, driven by expanded commercialization and higher customer adoption.
Cost of Revenues
Cost of revenues increased $0.3 million, or 1.3%, in the nine months ended September 30, 2025, compared to the same period in the prior year. The increase was primarily driven by a $7.2 million increase in costs associated with CarbonSmart product sales, consistent with higher production and sales volumes during the period. This increase was partially offset by a $4.7 million reduction in engineering and other service costs, a $1.3 million decrease in costs related to JDAs, and a $0.9 million decrease in costs associated with other contract research activities. The change in cost composition reflects the company’s evolving business model, with a greater share of costs now attributable to product manufacturing and commercialization rather than service-based project activity.
Research and Development
R&D expense decreased $18.9 million, or 31.2%, in the nine months ended September 30, 2025, compared to the same period in the prior year. The decrease was primarily driven by an $8.8 million reduction in external R&D services expenses related to project development costs that were not eligible for capitalization in the current period. In addition, facilities and consumables expenses decreased by $6.4 million, and personnel and contractor expenses declined by $3.3 million, reflecting the impact of headcount reductions implemented during the quarter as part of the Company’s cost optimization and organizational streamlining initiatives. These reductions align with management’s ongoing focus on prioritizing core R&D programs and improving operating efficiency.
Selling, general and administrative expense
SG&A expense increased $7.4 million, or 21.5%, in the nine months ended September 30, 2025, compared to the same period in the prior year. The increase was primarily attributable to a $13.5 million increase in professional fees associated with the Company’s restructuring efforts and initiatives to realign business priorities, as well as a $2.2 million increase in facilities-related expenses. These increases were partially offset by an $8.4 million reduction in personnel and contractor expenses, driven by headcount reductions during the third quarter of 2025.
Interest income, net
Interest income, net decreased $1.5 million in the nine months ended September 30, 2025 compared to the same period in the prior year. This was primarily attributable to interest earned on lower cash balances held in savings and money market accounts.
Other Income, net
Other income, net increased $62.5 million in the nine months ended September 30, 2025 compared to the same period in the prior year. The increase was primarily driven by a $65.3 million change in the fair value of the Convertible Note issued in August 2024 and converted into common stock in May 2025. Additionally, other favorable fair value adjustments included a $23.2 million decrease related to the Forward Purchase Agreement with ACM, which was settled in October 2024, and an $5.7 million gain from a decrease in the fair value of PIPE Warrant. These decreases were offset by the change in fair value of Brookfield Loan of $25.8 million during the nine months ended September 30, 2025, extinguishment of Brookfield SAFE with change period over period of $4.6 million in February 2025 and a $1.2 million loss from increase in the fair value of the warrants. See Note 5 — Other Income (Expense), Net /Fair Value Change Impact on Net Income in our unaudited consolidated financial statements for further information.

Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents comprise cash on hand, demand deposits at banks, and other short-term, highly liquid investments with original maturity of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.
The following table shows the balances of our cash, cash equivalents and restricted cash as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(In thousands, except for percentages)	2025	2024	Variance	% Change
Total cash, cash equivalents, and restricted cash	$23,502	45,737	$(22,235)	(48.6)%
As of September 30, 2025, compared to December 31, 2024, LanzaTech’s cash, cash equivalents, and restricted cash decreased by $22.2 million, or 48.6%, primarily due to funding the net loss adjusted for non-cash charges (see cash flow section below) and partial repayment on the Brookfield Loan.
Management continues to evaluate opportunities to preserve liquidity and align expenditures with near-term revenue priorities. The Company’s expense optimization initiatives, coupled with its project prioritization framework, are intended to improve cash efficiency and extend its operating runway. However, as discussed above and below under “—Going Concern”, obtaining additional financing is essential.
Debt Security Investments
Debt security investments comprise mainly held-to-maturity U.S. Treasury and high quality corporate securities that the Company has both the ability and intent to hold to maturity. These securities all mature within one year and will provide additional liquidity upon maturity. As of September 30, 2025, held-to-maturity security investments all matured, compared to $12.4 million as of December 31, 2024.
Sources and Uses of Capital
Since inception, we have financed our operations primarily through equity and debt financing. Our ability to successfully develop products and expand our business depends on many factors, including our ability to meet working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
As of September 30, 2025, our capital structure consisted of equity (comprising issued capital, and accumulated deficit), and the Brookfield Loan. We are not subject to any externally imposed capital requirements. As of September 30, 2025, our outstanding debt comprised the Brookfield Loan, the FPA Put Option liability and the Fixed Maturity Consideration, which are all classified as liabilities for accounting purposes, on our consolidated balance sheets as of September 30, 2025. For a description of these investments see Note 2 - Summary of Significant Accounting Policies, Note 7 – Brookfield Investments and Note 9 – Forward Purchase Agreement in our unaudited consolidated financial statements for further information.
In the normal course of our business, we also enter into purchase commitments or other transactions in which we make representations and warranties that relate to the performance of our goods and services. We do not expect material losses related to these transactions.
Going Concern
We have recurring net losses and anticipate continuing to incur losses. We had cash and cash equivalents of $19.6 million and an accumulated deficit of $(1,018.5) million as of September 30, 2025, along with cash outflows from operations of $(58.7) million and net loss of $(48.9) million for the nine months ended September 30, 2025.

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
On the PIPE Closing Date, the Company and the PIPE Purchaser, entered into the PIPE Purchase Agreement pursuant to which the Company agreed to issue and sell 20,000,000 shares of Series A Preferred Stock to the PIPE Purchaser for an aggregate purchase price of $40.0 million (the “Series A Preferred Stock Issuance”), subject to certain closing conditions described therein. The Series A Preferred Stock Issuance was consummated on the PIPE Closing Date. In connection with the Series A Preferred Stock Issuance, the Company’s $40.2 million aggregate principal amount of Convertible Note, plus accrued and unpaid interest thereon, was converted into 340,543 shares of common stock (34,054,337 prior to the Reverse Stock Split) pursuant to the mandatory conversion provision of the Convertible Note. Pursuant to the PIPE Purchase Agreement, the Company also agreed to issue to the PIPE Purchaser immediately prior to the consummation, if any, of a Financing (such time, the “Issuance Time”), if and only if the Issuance Time occurs on or prior to May 7, 2026, the PIPE Warrant to purchase an aggregate of 7,800,000 shares of common stock at an exercise price equal to $0.0000001 per PIPE Warrant Share (subject to adjustments in certain events) and the other terms to be set forth in the PIPE Warrant. Pursuant to the PIPE Purchase Agreement, the parties agreed that the PIPE Warrant would only be exercised upon consummation of a Subsequent Financing or, with the PIPE Purchaser’s consent, an Other Financing. If the Conditions to Exercise are satisfied, the PIPE Warrant will be deemed automatically exercised, concurrently with the consummation of such Financing, on a cashless, net-exercise basis (the time immediately following such automatic exercise, the “Expiration Time”). The Warrant will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026.
The Company also agreed to use its reasonable best efforts to consummate a Subsequent Financing. The PIPE Purchase Agreement provides that the Subsequent Financing must be consummated, if at all, no later than October 15, 2025. In addition, with the Majority Holders’ consent and in lieu of the Subsequent Financing, the Company may consummate an Other Financing. The Company has not consummated a Subsequent Financing and can provide no assurance that it will be able to secure an Other Financing in a timely manner, on favorable terms or at all.
We are actively pursuing the above actions. However, because the Company does not currently have any committed capital and obtaining receipt of the Other Financing described above is subject to investor interest and market and other conditions not within the Company’s control, management has concluded that these plans do not alleviate substantial doubt about our ability to continue as a going concern.
The unaudited consolidated financial statements for the quarter ended September 30, 2025 included in this Quarterly Report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Cash Flows
The following table provides a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(58,692)	$(69,384)
Net cash provided by investing activities	11,361	14,130
Net cash provided by financing activities	25,619	40,224
Effects of currency translation on cash, cash equivalents and restricted cash	(523)	(287)
Net decrease in cash, cash equivalents and restricted cash	$(22,235)	$(15,317)
Cash Flows Used in Operating Activities
Net cash used in operating activities decreased $10.7 million, or 15.4%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily attributable to the larger adjustments to the net loss related to non-cash losses on financial instruments and equity method investment during the nine months ended September 30, 2025 compared to the prior year period and to changes in working capital items such as accounts payable, accrued liabilities and other current assets.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities was $11.4 million for the nine months ended September 30, 2025, compared to $14.1 million of net cash provided by investing activities for the nine months ended September 30, 2024. The decrease of $2.7 million was primarily due to lower proceeds from the maturities of debt securities, partially offset by a modest reduction in capital expenditure. The prior year period included significant purchases of debt securities, which did not recur in the current period, contributing to the year-over-year change in net investing cash flows.
Cash Flows from Financing Activities
Net cash from financing activities was $25.6 million for the nine months ended September 30, 2025, compared to net cash provided by financing activities of $40.2 million for the nine months ended September 30, 2024. The change was driven by issuance of $40.0 million of Series A Preferred Stock with a corresponding $12.5 million partial repayment of the Brookfield Loan.

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
There have been no significant changes in our critical accounting estimates during the three and nine months ended September 30, 2025, from those disclosed in the Company’s 2024 Annual Report, except for the measurement of the Brookfield Loan liability and Series A Convertible Senior Preferred Stock and PIPE Warrant.
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
PIPE Warrant – Fair Value Measurement
Effective August 18, 2025, following the Authorized Share Increase and the Proportionate Authorized Share Decrease in connection with the Reverse Stock Split, the Company obtained sufficient authorized but unissued shares to be able to settle the PIPE Warrant in shares when it is due. As a result, and in accordance with ASC 815-40, the PIPE Warrant no longer met the criteria for liability classification. The PIPE Warrant was therefore remeasured to fair value immediately prior to reclassification and subsequently reclassified from a current liability to Additional Paid-in Capital within stockholders’ equity. Changes in the fair value of the PIPE Warrant were recognized in other income (expense), net within the Company’s consolidated statements of operations and comprehensive loss.
Following this reclassification, no further fair value adjustments will be recognized for the PIPE Warrant so long as the settlement conditions continue to permit equity classification.
The valuation of the PIPE Warrant involves the use of significant unobservable inputs and management judgment. As of September 30, 2025, the fair value was determined based on the Company’s common stock price, adjusted for the probability of warrant issuance and exercisability, as well as applicable discounts reflecting liquidity, dilution, and other financing-related risks. Because these assumptions are highly sensitive to changes in market conditions, the fair value of the PIPE Warrant may fluctuate materially from period to period.

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
We define Adjusted EBITDA as our net loss, excluding the impact of depreciation, interest income, net, stock-based compensation expense, change in fair value of warrant liabilities, loss on the Brookfield SAFE extinguishment, change in fair value of the Brookfield SAFE and the Brookfield Loan liabilities (net of interest accretion reversal), change in fair value of the FPA Put Option liability and Fixed Maturity Consideration, change in fair value of the Convertible Note, change in fair value of the PIPE Warrant and loss from equity method investees, net. We monitor and have presented in this Quarterly Report Adjusted EBITDA because it is a key measure used by our management and the Board to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts, and others in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects.
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
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP:

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income (loss)	$2,861	$(57,431)	$(48,867)	$(110,738)
Depreciation	1,025	1,301	2,860	4,289
Interest income, net	(311)	(791)	(941)	(2,452)
Stock-based compensation expense and change in fair value of Brookfield SAFE and warrant liabilities (1)	1,104	3,221	2,476	(10,870)
Loss on Brookfield SAFE extinguishment	—	—	6,216	—
Change in fair value of the FPA Put Option and Fixed Maturity Consideration liabilities (net of interest accretion reversal)	—	(488)	—	23,283
Change in fair value of Convertible Note	—	21,572	(42,980)	21,572
Change in fair value of PIPE Warrant	(12,200)	—	(8,800)	—
Change in fair value of the Brookfield Loan	(7,135)	—	5,310	—
Change in fair value of the Amended Brookfield Loan	1,000	—	1,000	—
Loss from equity method investees, net	152	5,535	10,019	7,935
Adjusted EBITDA	$(13,504)	$(27,081)	$(73,707)	$(66,981)
__________________
(1)Stock-based compensation expense represents expense related to equity compensation plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a–15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025 (the “Evaluation Date”).
Based on that evaluation, the CEO and CFO concluded that the material weaknesses in our internal control over financial reporting related to: (i) the accounting for complex transactions and estimates requiring significant judgment and (ii) revenue recognition, which were previously identified in Item 9A. “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2023, were still present as of Evaluation Date.
The Company also identified control deficiencies related to the impact of headcount reductions and turnover in certain senior and control-related roles during 2025, including during the quarter ended September 30, 2025. These changes affected various individuals responsible for financial reporting and internal control execution and created certain resource constraints within the finance and control functions, which in turn affected the consistency and timeliness of performing certain control activities. These resource constraints limited the execution of certain review and monitoring procedures at the level required for effective internal control over financial reporting. Management views these deficiencies in the aggregate as constituting a material weakness in our internal control over financial reporting, primarily stemming from short-term capacity limitations rather than systemic control framework issues, and has implemented supplemental reviews and reallocated responsibilities to support control performance while remediation efforts continue.
The implementation of our remediation measures will require validation and testing of the design and operating effectiveness of internal controls over a sustained period. We will not consider the material weaknesses remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. In addition, we cannot ensure that the measures taken by us to date, and actions that we may take in the future, will be sufficient to remediate these deficiencies in a timely manner or at all or that they will prevent or avoid potential future deficiencies.
Based on the material weaknesses, and the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the identified material weaknesses, our CEO and CFO have concluded that our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
Except as otherwise described herein, there were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company is, and may from time to time be, involved in legal proceedings and exposed to potential claims in the normal course of business, including as described herein. Although we cannot predict the ultimate outcome of any legal matter with certainty, we currently do not believe the outcome of any of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows. For a discussion of our legal proceedings, see Note 16 - Commitments and Contingencies to our unaudited consolidated financial statements included in Part I, “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our 2024 Annual Report. [Other than as described below, there have been no material changes from our updates to the risk factors discussed in Part I, Item 1A. Risk Factors, of our 2024 Annual Report as updated in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2025 and June 30, 2025.
An extended U.S. Government shutdown could materially adversely affect our business, results of operations, and financial condition.
A portion of our revenue is linked to projects supported directly or indirectly by U.S. government programs, including those administered by the Department of Energy (DOE). The U.S. continues to face a changing geopolitical environment, along with certain fiscal and economic challenges, and uncertainty exists regarding how future budget and program decisions will unfold. During periods of federal government shutdowns, many government agencies and contracting offices cease operations or operate at reduced capacity. These shutdowns may delay funding decisions, new contract awards, contract modifications, and may result in the suspension of ongoing work under existing contracts.
In the event of a prolonged federal government shutdown, we may experience delays in critical DOE-dependent project milestones. This could include:
•Postponed disbursement of grants or cooperative agreements;
•Slower progression through loan guarantee processes; and
•Financing bottlenecks for cost-share projects reliant on DOE commitments.
Such delays could shift expected revenue recognition from project services, equipment sales, or offtake-linked products, particularly for projects in earlier cohorts where DOE involvement plays a catalytic role.
Government shutdowns can also create uncertainty in federal budgeting and procurement priorities, which could reduce future opportunities for our products. We continue to actively manage this risk by seeking to diversify our project funding sources, engage private capital partners, and sequence project cohorts to mitigate dependency. Nonetheless, these efforts may not be successful, and prolonged government funding disruptions could negatively impact the timing of certain revenue streams and increase working capital pressure in the near term.
The timing and duration of any shutdown are unpredictable, and we cannot estimate the ultimate effect on our business. Any prolonged or repeated shutdowns could have a material adverse effect on our financial condition, results of operations, and ability to execute our strategic objectives.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit	Description
3.1**
Restated Certificate of Incorporation of LanzaTech Global, Inc., dated August 18, 2025 (incorporated by reference to Exhibit 3.1 of LanzaTech Global, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2025).

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

3.4**
Certificate of Amendment to the Amended and Restated Certificate of Designation of Series A Convertible Senior Preferred Stock, dated September 22, 2025 (incorporated by reference to Exhibit 3.1 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on September 26, 2025).

10.1*#
Second Amended and Restated Investment Agreement, dated October 16, 2025, by and among LanzaTech, Inc., LanzaJet, Inc., Mitsui & Co., Ltd., Suncor Energy Inc., British Airways PLC and Shell Ventures LLC.

10.2*#
Second Amended and Restated Stockholders’ Agreement, dated October 16, 2025, by and among LanzaJet, Inc., LanzaTech, Inc., Mitsui & Co., Ltd., Suncor Energy Inc., British Airways PLC, and Shell Venture.s LLC.

10.4**
Amendment No. 2 to the Series A Convertible Senior Preferred Stock Purchase Agreement, dated September 22, 2025, between LanzaTech Global, Inc. and LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 3.1 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on September 26, 2025).

10.5**
Waiver Agreement between LanzaTech Global, Inc. and LanzaTech Global SPV, LLC, dated September 26, 2025 (incorporated by reference to Exhibit 10.2 to LanzaTech Global, Inc's Current Report on Form 8-K, filed with the SEC on September 26, 2025).

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

10.8*†#	Separation Agreement and General Release, dated as of August 18, 2025, by and between Aura Cuellar and LanzaTech Global, Inc.
10.9*†#	Consulting Agreement, dated as of August 18, 2025, by and between Aura Cuellar and LanzaTech Global, Inc.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32 *+	Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from LanzaTech Global Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Previously filed.
† Management contract or compensatory plan or arrangement.
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on November 19, 2025.

LANZATECH GLOBAL, INC.
(Registrant)

Dated:	November 19, 2025	By:	/s/ Jennifer Holmgren, Ph.D.
		Name:	Jennifer Holmgren, Ph.D.

		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated:	November 19, 2025	By:	/s/ Sushmita Koyanagi
		Name:	Sushmita Koyanagi

		Title:	Chief Financial Officer (Principal Financial & Accounting Officer)