Form 10-K
period 2025-12-31
LanzaTech Global, Inc.
filed 2026-03-31
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number: 001-40282

LanzaTech Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	92-2018969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8045 Lamon Avenue, Suite 400, Skokie, Illinois	60077
(Address of principal executive offices)	(Zip Code)
(847) 324-2400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.0000001 par value	LNZA	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	LNZAW	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $31,351,533 based on the closing price of the registrant’s Common Stock on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter).
The number of shares outstanding of the registrant’s Common Stock as of March 25, 2026 was 10,089,163.
Documents incorporated by reference: Part III incorporates information by reference to the registrant’s definitive proxy statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2025.

LANZATECH GLOBAL, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

These forward-looking statements are based on our current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, “Item 1A- Risk Factors” of this Annual Report. Moreover, we operate in a competitive industry, and new risks emerge from time to time. It is not possible for management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Annual Report.
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
•We will require substantial financing to fund our operations, which may result in restrictions on our operations or substantial dilution to our stockholders, and which might not be available on acceptable terms, if at all.
•We have incurred losses and anticipate continuing to incur losses, and have not yet generated material revenues.
•We may not be successful in scaling our cohort-based commercialization model, which remains central to our long-term strategy.
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
•Failure of LanzaJet to successfully complete, commission, scale and operate its initial facility or failure of third parties to adopt the LanzaJet process in their commercial facilities for the production of SAF may severely impact our business, financial condition, results of operations and prospects.
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
•Market prices for waste-based products that our process technologies enable are subject to volatility and there is a limited referenceable market for such products.
•Our patent rights and trade secrets protections may not provide commercially meaningful protection against competition, and we may not be able to operate our business without infringing the proprietary rights of third parties.
•If we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted, negatively impacting its price and liquidity and our ability to access the capital markets.

•Our stockholders will experience substantial dilution as a result of the exercise of the PIPE Warrant (as defined below) and the consummation of any additional equity financing, and Nasdaq has used its discretionary authority to delist securities in largely dilutive transactions.
•There has not been an active market for trading in our common stock, and the Preferred Stock Conversion (as defined below) and the January 2026 Financing (as defined below) have concentrated, and the exercise of the PIPE Warrant and the consummation of any additional equity financing will concentrate, our share ownership and could further limit trading activity.
•Khosla Ventures and its affiliates have significant influence over us, and their interests may conflict with those of our other stockholders in the future.
•We have identified deficiencies in our internal control over financial reporting that constitute “material weaknesses” as defined in Regulation S-X. If we are unable to remediate these deficiencies, or if we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial condition or results of operations or prevent fraud.

PART I
Item 1. Business
Overview
Founded in 2005 in New Zealand and now headquartered in Skokie, Illinois, LanzaTech is a leading provider of carbon management and advanced conversion technologies, focused on transforming waste materials into high-value fuels, chemicals, and critical inputs for industry. Our mission is to drive energy resilience, industrial competitiveness, and supply chain security by leveraging robust, scalable biotechnology solutions to maximize the value of domestic resources.
Gas fermentation is the centerpiece of our offering. Our proprietary process utilizes abundant, locally-sourced waste streams using existing infrastructure, turning off-gases into valuable commodities, while supporting the strategic objective of maximizing the productivity of industrial assets. The process is conducted on existing industrial land, making efficient use of available space and water resources, and driving productivity from legacy and new assets alike.
Our adaptive biological system, similar to traditional brewing, uses specialized microbes to convert feedstock gases into ethanol and derivatives. This process, proven to handle highly variable feedstock compositions, delivers operational flexibility and reliability. Unlike traditional catalytic processes, our fermentation platform ensures continuous, robust output in line with modern industrial requirements.
Our scalable carbon capture and utilization (“CCU”) technology empowers industrial, municipal, and agricultural partners around the world to transform emissions into marketable products, while supporting American jobs at our U.S. headquarters and Georgia biorefining facility and the export of advanced U.S. technologies. LanzaTech’s partners launched the world’s first commercial carbon refining plant in 2018, followed by additional sites in China, India, and Belgium, showcasing our technology’s export potential and U.S. leadership in the field. Our global pipeline further positions the United States as a supplier of advanced technology and fuels, addressing the demand for reliable, homegrown, and exportable energy and chemical products.
To date, our technology has been deployed at six commercial plants, producing over 139 million gallons of fuel-grade ethanol. The protein-rich byproducts from these operations are utilized locally as industrial protein and animal feed, further strengthening domestic agricultural supply chains.
Today, LanzaTech technology is used by customers to produce CarbonSmart ethanol, which can be used directly or further converted into ethanol-derived products such as drop-in sustainable aviation fuel (“SAF”), diesel, ethylene, polyethylene, polythylene terephthalate (“PET”), surfactants, and glycols. Ethylene supports polyethylene production for films and packaging, while ethylene glycol aids surfactant production for detergents. Ethanol can also be converted to monoethylene glycol (“MEG”), a key PET precursor for packaging and textiles.
In 2020, we launched and spun-off LanzaJetTM, a SAF company, in collaboration with our investor partners. As of December 31, 2025, we held 53.16% of LanzaJet's outstanding common stock. On February 11, 2026, the Company's ownership interest was reduced to approximately 45.6% on a fully diluted basis as a result of the LanzaJet Series A Transaction. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for additional information regarding the LanzaJet Series A Transaction. The LanzaJet Alcohol-to-Jet (“ATJ”) process, developed with the Pacific Northwest National Lab and the U.S. Department of Energy, first converted ethanol produced from steel mill emissions into SAF for Virgin Atlantic (2018) and All Nippon Airways (2019) flights. In June 2024, we extended our collaboration with LanzaJet and launched a joint offering with them called CirculAir™ which provides an end-to-end commercial solution utilizing LanzaTech’s Gas Fermentation platform in conjunction with LanzaJet’s ATJ platform to produce SAF and renewable diesel from a wide range of waste feedstocks, including industrial off gases, carbon dioxide and hydrogen, as well as gasified solids, such as municipal solid waste and residues from agriculture and forestry.
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

Market Opportunity
Overview
In today’s policy environment, CCU technologies are positioned at the intersection of industrial growth, energy expansion, and domestic job creation. As federal priorities emphasize American energy leadership, infrastructure development, and manufacturing competitiveness, we believe that CCU solutions offer operators in oil and gas, refining, petrochemicals, and heavy industry a pathway to unlock additional value from existing assets. At the same time, governments around the world are advancing platforms that prioritize energy security and industrial resilience, increasing demand for technologies that strengthen resource efficiency and reinforce strategic supply chains. Supportive tax incentives and pro-development regulatory frameworks in key markets further enhance the commercial case for large-scale deployment, creating a compelling global market opportunity for CCU companies to scale alongside core industries.
Key Competitive Advantages
We believe the following combination of capabilities and strengths distinguishes us from our potential competitors.
Proven, Differentiated, Adaptable Proprietary Platform. We are a leader in gas fermentation with a scalable, cost-effective carbon recycling technology. Our proprietary system produces multiple chemicals from diverse feedstocks using a single process, ensuring stability despite fluctuating gas compositions—unlike thermocatalytic methods. High-value chemical intermediates enable the production of materials like acrylics, plastics, and synthetic rubber, supporting a circular carbon economy by repurposing carbon instead of emitting it.
Value Enabling Technology. Our technology integrates across the supply chain, allowing industrial emitters to monetize waste carbon. Industrial emitters can implement LanzaTech’s solution onto their existing facility and derive revenue from used carbon. As an example, the first commercial facility in China to utilize our technology platform has sold over 63 million gallons of ethanol into the market.
Platform Validated Through Partnerships with Industry Leaders. Our gas fermentation technology operates at multiple commercial sites, including steel and refinery off-gas plants in China, India, and Belgium. Collaborations with Sekisui (Japan) and others showcase our ability to convert diverse waste streams into valuable products. With over 100,000 hours of pilot and demonstration-scale operations, our partnerships with companies such as Mitsui, ArcelorMittal, BASF, and IndianOil reinforce our market leadership.
Strong Intellectual Property Position. Our robust intellectual property portfolio spans 118 diverse patent families across the United States, Europe, Asia and additional jurisdictions, complemented by our valuable trade secrets relating to proprietary processes, know-how, data, and technical expertise that are not publicly disclosed. LanzaTech owns over 800 granted patents and pending patent applications. Our comprehensive IP protection covers the full spectrum of gas fermentation technology, from feedstock processing to product recovery, effectively safeguarding our innovations and market leadership position. Through both owned and licensed rights, we maintain broad patent coverage that reinforces our competitive advantage in the gas fermentation space.
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
LanzaTech’s Biocatalyst
Our technology leverages gas-consuming biocatalysts. LanzaTech has experience with a range of chemolithoautotrophic microbes. Our core process is based on Clostridium autoethanogenum, an anaerobic Acetogen. Acetogens leverage the Wood-Ljungdahl Pathway (“WLP”) for carbon fixation, the most energy efficient CO2 fixation pathway known. This pathway enables our biocatalyst to convert CO2 and CO into valuable products using H2 or CO as energy sources.
Acetogens are widespread in nature where they play a key role in the global carbon cycle, fixing carbon into acetate. A select subset of Acetogens can natively synthesize other products that make them useful for biotechnological applications. Acetogenic clostridia including C. autoethanogenum are particularly relevant due to their ability to produce ethanol, fast growth and robustness, with clostridia species being used industrially for more than 100 years.
Our technology leverages highly evolved strains of C. autoethanogenum, optimized for maximum yield and flexibility, which allows our LanzaTech process to utilize diverse waste gas streams for sustainable, large-scale product manufacturing.
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

LanzaTech’s gas fermentation process is uniquely tolerant to variable waste gas compositions, enabling diverse feedstocks and products. Our proprietary gas treatment system removes multiple classes of fermentation inhibitors from various feedstocks, including gasified biomass and industrial off-gases, reducing costs and increasing flexibility for sustainable production.
Biorefining Feedstock
The following feedstocks could be used with our platform technology:
Industrial Emissions
Steel, ferroalloy, or refinery off-gases are point-sourced and often rich in CO. CO2-rich off-gases, which are produced by the cement and sugar ethanol industries, can also be used to feed gas fermentation alongside a hydrogen source.
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
LanzaTech Technology deployed with Shougang Steel in China.
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
By leveraging these waste streams, we aim to drive the production of CarbonSmart materials, offering a circular solution to waste management and carbon emissions.
Future Proofing Feedstock Capability
CO₂ from biorefineries such as corn ethanol facilities, industrial facilities, and via Direct Air Capture (“DAC”) technologies, when combined with H₂, achieves over 90% carbon conversion efficiency. H₂ can be produced from renewable power (green) or steam methane reforming with carbon capture (blue). As H₂ content increases in the feedstock, more carbon is captured in the ethanol product. We believe CO₂ technologies will be additive to existing fuel and chemical supply chains.
We believe that our technology platform is well-positioned to benefit from decreasing renewable electricity prices and increasing capacity. In 2024, LanzaTech was awarded a contract with Jakson Green to provide 4G ethanol technology to NTPC Limited, India’s largest power utility, using LanzaTech’s platform and bioreactor to convert CO₂ and green H₂ into ethanol. We believe that this project offers global replicability.
Integrating bio-based industrial CO2 and eventually DAC technologies with LanzaTech’s gas fermentation platform creates an opportunity for fuel production from low-cost CO2 feedstock. Integrating with LanzaJet’s Alcohol to Jet (“ATJ-SPK”) process can produce SAF from each of ethanol derived from CO2 and H2 produced by water electrolysis. DAC CO2 to SAF is estimated to have a 94% emissions reduction when compared to the fossil counterpart at 94 g-CO2e/MJ of ATJ-SPK.
Steel Industry Transition
LanzaTech’s gas fermentation technology can adapt to the evolving off-gases from iron and steelmaking, leveraging the transition from carbon to hydrogen feedstocks. The system can remain in place at mills, utilizing hydrogen and carbon from on-site sources, such as electric arc furnaces, or shift to gasifying waste carbon resources like solid waste or biomass, or even use direct air capture. We believe that our early investments in CCU technology positions us to lead carbon valorization in other hard-to-abate sectors.
Technology Platform Development
LanzaTech has made significant strides over the past 20 years in developing and scaling its gas fermentation technology, and we are now seeing its widespread commercial deployment. Our technology has evolved from a small-

scale, lab-based system to large-scale industrial plants capable of processing vast amounts of waste gases and transforming them into valuable products.

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
Key Achievements:
•139 Million Gallons of Ethanol: These six commercial plants have collectively produced over 139 million gallons of fuel-grade ethanol.
•Global Expansion: A 1/10th commercial-scale facility in Japan achieved guaranteed performance utilizing gasified unsorted municipal solid waste (“MSW”) as a feedstock. The plant achieved its guaranteed performance, sustaining specific ethanol yields above guaranteed values for over 14 consecutive days after reaching steady state in 2025. Notably, the ethanol yield was maintained above guaranteed performance despite operating on particularly challenging gas mixtures.
•Pipeline of Future Projects: LanzaTech has several additional plants in various stages of advanced engineering development. These plants will utilize a diverse mix of feedstocks, including industrial off-gases, gasified solids, CO2, and H2. Some plants will also focus on producing SAF using the LanzaJet ATJ process.
Applications of Our Technology Platform
LanzaTech’s core platform is designed to give customers a competitive global advantage, in energy, chemicals, materials, and agriculture.
•Ethanol Products: Our technology produces ethanol, which serves as a chemical building block for various consumer goods, including transportation fuels, household cleaners, packaging materials, fibers for clothing, and fragrances.
•Protein Products: Another significant area where we are making an impact is the production of protein products, which are used as animal feed, fish feed, and fertilizers.
Aviation and Ground Transportation Fuel Products
Ethanol produced using LanzaTech technology can be blended into road transport fuels or can be converted through the LanzaJet ATJ process to an ethanol-based ATJ-SPK and to diesel, both of which can be blended with their fossil equivalents. ATJ-SPK is qualified for use at up to a 50% blend level with conventional jet fuel for all commercial flights. This process demonstrates a high potential yield of approximately 90% for sustainable aviation fuel, positioning it as a commercially attractive pathway for SAF.

LanzaJet Makes History
Produces World's First
Jet Fuel from Ethanol
at Commercial-Scale Plant
LANZAJET
LANZAJET

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
Intellectual Property Overview
LanzaTech’s intellectual property portfolio spans 118 diverse patent families across the United States, Europe, Asia and additional jurisdictions, complemented by our valuable trade secrets. LanzaTech owns over 800 granted patents and pending patent applications. Our comprehensive IP protection covers the full spectrum of gas fermentation technology, from feedstock processing to product recovery, effectively safeguarding our innovations and market leadership position.
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
Customers
For the fiscal year ended December 31, 2025, our largest contracting entity accounted for 37% of our revenue, as compared to 25% for the fiscal year ended December 31, 2024. Our customer mix can change rapidly, and we may see changes in customer concentrations in the future. If or when any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our business, financial condition, and results of operations may be adversely affected.
Key Collaboration Agreements
LanzaJet Agreements
LanzaJet Investment Agreement
On April 1, 2021, we entered into an amended and restated investment agreement with LanzaJet, British Airways PLC (“British Airways”), Mitsui & Co., Ltd. (“Mitsui”), Shell Ventures LLC (“Shell”) and Suncor Energy Inc. (“Suncor”). On October 16, 2025, the same parties entered into a Second Amended and Restated Investment Agreement (the “Second A&R LanzaJet Investment Agreement”), which amended and restated the provisions of that agreement. We refer to the April 1, 2021 investment agreement, as amended by the Second A&R LanzaJet Investment Agreement, as the “LanzaJet Investment Agreement”. The LanzaJet Investment Agreement was entered into in order to facilitate the production of SAF by designing, constructing and operating a demonstration facility located at the LanzaTech Freedom Pines Biorefinery in Soperton, Georgia (the “LanzaJet Freedom Pines Demonstration Facility”), and to determine the feasibility of developing additional potential facilities for commercial scale production of fuel.
Under the LanzaJet Investment Agreement, we received shares of common stock of LanzaJet and LanzaJet agreed to issue to the Company up to an aggregate of 45,000,000 additional shares of LanzaJet common stock for no additional consideration in three tranches of 15,000,000 shares in exchange for a license to our rights and obligations under the Battelle License Agreement as well as other intellectual property owned by us relating to the conversion of ethanol to fuel (refer to further discussions below under “— License Agreement with LanzaJet”).
On June 18, 2024, LanzaJet issued to LanzaTech a tranche of 15,000,000 shares related to the sublicensing of the Company’s technology. The amendments to the LanzaJet Investment Agreement effected through the “Second A&R LanzaJet Investment Agreement” provided that LanzaJet would issue to the Company a second tranche of 15,000,000 shares of LanzaJet common stock promptly following the execution of the Second A&R LanzaJet Investment Agreement and a third tranche of 15,000,000 of LanzaJet common stock no later than December 31, 2025, subject to achieving a certain development milestone.
On December 16, 2025, LanzaTech received the second and final tranche of LanzaJet common stock, bringing the Company’s ownership percentage and non-controlling interest in LanzaJet to 53.16% as of December 31, 2025. On February 11, 2026, the Company's ownership interest was reduced to approximately 45.6% on a fully diluted basis as a result of the LanzaJet Series A Transaction. See "Recent Developments” below for additional information regarding the LanzaJet Series A Transaction.
LanzaJet Stockholders’ Agreement
In connection with the LanzaJet Investment Agreement, on April 1, 2021, we entered into an amended and restated stockholders’ agreement with the LanzaJet, British Airways, Mitsui, Shell, and Suncor. On October 16, 2025, such parties entered into a Second Amended and Restated Stockholders’ Agreement, which made conforming changes to reflect the Second A&R LanzaJet Investment Agreement and effected other changes agreed to by the parties. On February 11, 2026, the Company and certain other stockholders of LanzaJet entered into a Third Amended and Restated Stockholders’ Agreement (the “Third A&R LanzaJet Stockholders’ Agreement”), which is the current governing stockholders’ agreement with respect to LanzaJet (the “LanzaJet Stockholders’ Agreement”). See “Recent Developments” below for additional information regarding the LanzaJet Series A Transaction.
Under the LanzaJet Stockholders’ Agreement, each party is required to hold and vote its shares of LanzaJet stock to ensure that LanzaJet’s board of directors is composed of seven directors, including one director designated by the Company so long as the Company (together with its applicable affiliates) continues to beneficially own at least 5% of LanzaJet’s fully diluted common shares (as provided under the LanzaJet Stockholders’ Agreement). The LanzaJet Stockholders’ Agreement also provides that the chairperson of the LanzaJet board will be the Company’s designee and includes updated provisions relating to transfer restrictions, rights of first refusal, drag-along rights, information rights, indemnification rights and preemptive rights applicable to the stockholders of LanzaJet, including the Company.
The parties to the LanzaJet Stockholders’ Agreement may not transfer their LanzaJet shares until June 30, 2026, except for permitted transfers to affiliates or with the prior consent of all of the disinterested directors of the LanzaJet board of directors. LanzaJet has a right of first refusal with regard to all transfers of LanzaJet shares to third parties and if LanzaJet declines to exercise this right, then other major investors that are parties to the agreement are entitled to a pro rata right of first refusal. We and such other parties will also have a pro rata right of first offer with regard to new LanzaJet shares issued or rights to acquire new shares. The parties each hold a put option to require LanzaJet to purchase all of the shares of LanzaJet common stock held by such party upon the occurrence of certain conditions. The LanzaJet Stockholders’ Agreement also provides registration rights in connection with an initial public offering of or other registration of LanzaJet securities.
License Agreement with LanzaJet
The Company and LanzaJet entered into an Intellectual Property and Technology License Agreement, dated May 28, 2020 (as amended on October 16, 2025, the “LanzaJet License Agreement”). Under the LanzaJet License Agreement, we granted to LanzaJet a perpetual, worldwide, non-transferrable, irrevocable, royalty-free, sublicensable, exclusive license to all of our intellectual property rights under the License Agreement (as amended from time to time, the “Battelle License Agreement”) with Battelle Memorial Institute (“Battelle”) as well as other intellectual property owned by us relating to the conversion of ethanol to fuel. We entered into the Battelle License Agreement with Battelle in September 2018, under which Battelle granted to us an exclusive sublicensable commercial license to certain patents related to the conversion of ethanol to fuels. LanzaJet assumed all of our obligations under the Battelle License Agreement, including development, reporting, royalty payment and sublicensing obligations.

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
The LanzaJet License Agreement has an indefinite term. If LanzaJet fails to perform its obligations under the Battelle License Agreement, we may continue to perform our obligations under such agreement. LanzaJet may terminate the LanzaJet License Agreement immediately upon notice to us if a material portion of the licensed subject matter is determined by a court to be invalid. We may terminate the agreement upon 30 days’ written notice if LanzaJet materially breaches the agreement and fails to cure such breach pursuant to the terms of the LanzaJet License Agreement after receiving notice of the breach. If the agreement is terminated, LanzaJet’s license will cease immediately but any sublicenses granted by LanzaJet prior to termination of the agreement will survive, subject to their terms. We and LanzaJet agreed to indemnify the other against certain third-party claims.
LanzaJet Note Purchase Agreement
On November 9, 2022, we and the other LanzaJet shareholders entered into the LanzaJet Note Purchase Agreement, pursuant to which LanzaJet Freedom Pines Fuels LLC (“FPF”), a wholly owned subsidiary of LanzaJet, will issue, from time to time, notes in an aggregate principal amount of up to $147.0 million (the “LanzaJet Notes”), comprised of approximately $113.5 million aggregate principal amount of 6.00% Senior Secured Notes due December 31, 2043 and $33.5 million aggregate principal amount of 6.00% Subordinated Secured Notes due December 31, 2043. We committed to purchase $5.5 million of Subordinated Secured Notes in a funding which occurred on May 1, 2023. The Senior Secured Notes are secured by a security interest over substantially all assets of FPF, and both the Senior Secured Notes and the Subordinated Secured Notes are secured by a security interest over all intellectual property owned or in-licensed by LanzaJet. LanzaJet also provides a guarantee of any costs and expenses required to complete the LanzaJet Freedom Pines Demonstration Facility and achieve commercial operation.
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
Under the LanzaJet Note Purchase Agreement, FPF must provide periodic progress reports and financial information to the noteholders, in addition to providing notice of certain significant events. Additionally, FPF is restricted from undertaking certain transactions or making certain restricted payments while the LanzaJet Notes are outstanding. The LanzaJet Note Purchase Agreement may be amended with the approval of FPF and all noteholders. Upon an event of default under the Note Purchase Agreement, each purchaser may accelerate its own LanzaJet Notes. Enforcement against the collateral securing the LanzaJet Notes requires the approval of certain holders as specified in the LanzaJet Notes. Under the LanzaJet Note Purchase Agreement, FPF has agreed to indemnify the noteholders for certain liabilities. See “Recent Developments” below for additional information regarding the LanzaJet Note Purchase Agreement.
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
Shougang Joint Venture
Articles of Association of Beijing Shougang LanzaTech Technology Co., Ltd
Through our subsidiary LanzaTech Hong Kong Limited, a limited liability company organized in Hong Kong, we hold approximately 9.3% of the outstanding shares of Beijing Shougang LanzaTech Technology Co., Ltd (the “Shougang Joint Venture”) as a result of our contribution of certain intellectual property rights (see “—Shougang Joint Venture License Agreement” below). Our rights and responsibilities as a holder of such shares are set forth in the Shougang Joint Venture’s Articles of Association, effective November 2021 as amended. The Shougang Joint Venture is a company limited by shares that survives in perpetuity.
Under the Articles of Association, shares issued before any public offering may not be transferred within one year from the date on which the Shougang Joint Venture’s shares are listed and traded on a stock exchange.
Shougang Joint Venture License Agreement
On December 21, 2022, we entered into an Intellectual Property Rights License Agreement with the Shougang Joint Venture (as subsequently amended, the “Shougang Joint Venture License Agreement”). Under the Shougang Joint Venture License Agreement, we granted the Shougang Joint Venture a license to certain of our intellectual property rights, including certain patented fermentation processes, alcohol production processes, novel microorganisms, trace media and trademarks. The licenses we granted to the Shougang Joint Venture are (a) a non-transferable (except with our written consent), exclusive, sublicensable commercial license under the licensed subject matter to produce ethanol using feedstock that is a direct by-product of the manufacture of steel, iron or a ferro-alloy at commercial facilities in the People’s Republic of China, and (b) a non-transferable, non-exclusive, sublicensable commercial license under the licensed subject matter, to produce ethanol using other feedstock sources at commercial facilities in China. The Shougang Joint Venture may sublicense its rights to third-party contractors acting on its behalf, and may grant commercial sublicenses in the People’s Republic of China, in each case subject to certain conditions.
In consideration for the licenses we granted to the Shougang Joint Venture, the Shougang Joint Venture agreed to pay us a royalty on a graduated scale from 8% to 20% of all sublicensing revenues that become payable to the Shougang Joint Venture in connection with the establishment and sublicensing of certain commercial facilities by the Shougang Joint Venture after the first commercial facility. We have not recognized royalty revenue from the Shougang Joint Venture since the second quarter of 2024. The Shougang Joint Venture License Agreement, as amended, provides that all developed technology that results from the exercise of the licenses granted, is based upon or incorporates the licensed subject matter, or is used in the design, construction, debugging, operation or maintenance of the fermentation block, shall be jointly owned by the Shougang Joint Venture and our subsidiary, LanzaTech NZ, Inc. Each party has the right to license and assign its ownership interests to third parties without need for consent from or accounting to the other parties. Patent application rights beyond gas fermentation (such as gas pretreatment, product extraction, product dehydration, wastewater treatment) belong solely to the Shougang Joint Venture.
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

Brookfield Framework Agreement
On October 2, 2022, we entered into a framework agreement with Brookfield (as amended by Amendment No. 1 to the Brookfield Framework Agreement, dated July 10, 2025, the “Brookfield Framework Agreement”) for an initial term ending December 3, 2028. Under such agreement, LanzaTech agreed to exclusively offer Brookfield the opportunity to acquire or invest in certain projects to construct commercial production facilities employing carbon capture and transformation technology in the U.S., the European Union, the United Kingdom, Canada or Mexico for which LanzaTech is solely or jointly responsible for obtaining or providing equity financing, subject to certain exceptions. LanzaTech agreed to present Brookfield with projects that over the term of the agreement require equity funding of at least $500 million in the aggregate. With respect to projects acquired by Brookfield, LanzaTech is entitled to a percentage of free cash flow generated by such projects determined in accordance with a hurdle-based return waterfall. Brookfield has no obligation under the Brookfield Framework Agreement to invest in any of the projects. There have been no investments in projects to date.
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
Brookfield Loan
On February 14, 2025, the Company and Brookfield terminated the Brookfield SAFE and all rights and obligations, and concurrently entered into the Original Brookfield Loan Agreement. As of that date, the Brookfield SAFE had not converted as a qualifying financing had not occurred and no qualified project investments had been presented to Brookfield. The Framework Agreement, as described above, remains in full effect.
Under the Original Brookfield Loan Agreement, Brookfield was deemed to have loaned to LanzaTech, and LanzaTech was deemed to have borrowed from Brookfield $60.0 million, representing the $50.0 million under the Brookfield SAFE plus accrued interest at a rate of 8.00% per annum, compounded annually from October 2, 2022 to and including February 14, 2025. The initial principal payment of $12.5 million to Brookfield was due on or prior to February 21, 2025 and has been paid. For each $50.0 million of aggregate equity funding required for qualifying projects presented to Brookfield in accordance with the Framework Agreement, $5.0 million of the remaining outstanding principal amount would be deemed to be repaid.
On July 10, 2025, the Company and Brookfield entered into Amendment No. 1 to the Brookfield Loan (the “Amended Brookfield Loan Agreement”). Under the Amended Brookfield Loan Agreement, the maturity date of the Brookfield Loan is extended from October 3, 2027 to December 3, 2029. See Note 6 — Brookfield Instruments in the Company’s consolidated financial statements.
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
While carbon reduction legislation may support the business case for implementing carbon capture technology, we cannot predict the manner or extent to which such legislation may affect our customers and partners and ultimately help or harm our business.
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
Human Capital
During 2025, we implemented a workforce reduction at our Skokie, Illinois location.
As of December 31, 2025, we had 192 employees working for LanzaTech in the United States, China, India, the United Kingdom and the European Union. We have no collective bargaining agreements with our employees.
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

The following chart illustrates the organizational structure of LanzaTech and its subsidiaries as of December 31, 2025:

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
January 2026 Financing and Related Transactions
On January 21, 2026, the Company completed a private placement of its common stock to certain existing and new institutional investors pursuant to subscription agreements, issuing 4,000,000 shares (“Subscribed Shares”) at $5.00 per share for gross proceeds of $20.0 million, and 510,968 bonus shares to such investors in consideration for funding their purchase price no later than January 21, 2026 (the “January 2026 Financing”). The securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. These transactions do not affect the Company’s financial position or results for the periods presented.

On January 21, 2026, the Company filed a Second Amended and Restated Certificate of Designation for its Series A Convertible Senior Preferred Stock, which, upon the closing of the January 2026 Financing, resulted in the automatic conversion of all outstanding shares of Series A Convertible Senior Preferred Stock (the “Preferred Stock”) into 3,250,322 shares of common stock (the “Preferred Stock Conversion”) and eliminated the Preferred Stock’s mandatory redemption provisions. The Preferred Stock Conversion occurred after year‑end and does not affect previously reported results.
Concurrently with the January 2026 Financing and pursuant to the Series A Convertible Senior Preferred Stock Purchase Agreement, dated May 7, 2025 and as amended on June 2, 2025 and September 22, 2025 (as amended, the “Preferred Stock Purchase Agreement”), by and between the Company and LanzaTech Global SPV, LLC, an entity controlled by an existing investor (the “Preferred Stockholder”), the Company issued to the Preferred Stockholder a warrant (the “PIPE Warrant”) to purchase 7,800,000 shares of common stock at an exercise price equal to $0.0000001 per share (subject to adjustments in certain events) (“PIPE Warrant Shares”). The PIPE Warrant is exercisable at any time prior to 5:00 p.m. New York City time on December 31, 2026 (the “Expiration Time”), and, if unexercised, will be automatically exercised on a cashless (net‑share) basis immediately prior to the Expiration Time.
In connection with the foregoing, the Company and the Preferred Stockholder entered into a waiver under which the Preferred Stockholder waived the original deadline for filing a resale registration statement for the PIPE Warrant Shares and the Company agreed to file such resale registration statement within 60 business days following issuance of the PIPE Warrant Shares to the Preferred Stockholder.
LanzaJet Transaction
On February 11, 2026, LanzaTech, Inc., a wholly owned subsidiary of the Company, entered into a Series A Preferred Stock Purchase and Exchange Agreement (the “LanzaJet Series A Stock Purchase Agreement”) with LanzaJet and certain investors (the “Series A Investors”). The Series A Stock Purchase Agreement provides for (i) the issuance and sale by LanzaJet of its Series A Preferred Stock, (ii) the exchange by certain holders of LanzaJet common stock and warrants for newly created Class C common stock and corresponding warrants on a 1:1 basis, and (iii) the exchange or conversion of certain LanzaJet convertible securities into newly created preferred stock of LanzaJet (collectively, the “Series A Transaction”). The Series A Transaction may occur in one or more closings, including an initial closing that occurred effective February 11, 2026 (the “Initial Closing”).
At the Initial Closing, the Company purchased 455,522 shares of Series A Preferred Stock for an aggregate purchase price of $2.0 million and exchanged 60,316,250 shares of LanzaJet common stock for 60,316,250 shares of newly issued Class C Common Stock.
In connection with the Series A Transaction, LanzaJet filed a Fifth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to authorize the Series A Preferred Stock and Class C Common Stock and to establish the rights and preferences of these securities. LanzaJet, the Company and certain other stockholders also entered into a Third Amended and Restated Stockholders’ Agreement, which, among other matters, updates governance, transfer and other provisions and provides the Company with the right to designate one member of the seven‑member LanzaJet board of directors so long as the Company and its affiliates beneficially own at least 5% of LanzaJet’s fully diluted common shares.
As a result of the Series A Transaction, the Company’s ownership interest in LanzaJet decreased from approximately 53.16% as of December 31, 2025 to approximately 45.6% on a fully diluted basis as of February 11, 2026. The Company continues to account for its investment in LanzaJet under the equity method of accounting.
Second Amendment to Note Purchase Agreement
On February 11, 2026, FPF and the holders of the LanzaJet Notes entered into a Second Amendment to the Note Purchase Agreement (the “Second NPA Amendment”). Among other changes, the Second NPA Amendment (i) amended the repayment terms of the LanzaJet Notes to defer the commencement of principal payments until the later of the first semi-annual payment date following the six-month anniversary of the commencement of commercial operations and June 30, 2027 and (ii) permits up to $25,000,000 in debt to rank senior in priority to the LanzaJet Notes.
Management evaluated the impact of the above transactions and determined that they represent a non‑recognized subsequent event under ASC 855. Accordingly, no adjustments have been made to the accompanying consolidated financial statements as of and for the year ended December 31, 2025.

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
The Company has recurring net losses and anticipates continuing to incur losses. As of December 31, 2025, we had cash and cash equivalents of $13.2 million, and accumulated deficit of $(1,018.6) million, along with cash outflows from operations of $(64.9) million and net loss of $(49.0) million for the year ended December 31, 2025. Based on our liquidity position as of December 31, 2025 and our current forecast of operating results and cash flows, we anticipate that we will not have sufficient resources to fund our cash obligations for the next 12 months following the issuance of our consolidated financial statements for the year ended December 31, 2025. Management has concluded that our ability to continue as a going concern is dependent on our ability to execute our business plan, raise significant amounts of additional capital and/or implement other strategic options. The Company is actively pursuing the above actions. However, because certain of the actions described above are subject to market and other conditions not within the Company’s control, management has concluded that these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to fulfill our contractual or performance obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all. Perceived uncertainties related to our ability to continue as a going concern and speculation regarding the status of the various strategic options that the Company is considering, could impact our ability to retain, attract, or strengthen our relationships with key personnel and other employees, and could impact our ability to retain, attract or strengthen our relationships with current and potential partners, which may cause them to terminate, or not renew or enter into, arrangements or projects with us.
We will require substantial financing to fund our operations which may result in restrictions on our operations or substantial dilution to our stockholders, and which might not be available on acceptable terms, if at all.
Our operations have consumed substantial amounts of cash since inception. We have historically funded our operations through the Business Combination, issuances of equity securities, and debt financing, as well as from revenue generating activities with commercial and governmental entities. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business.
Management has concluded that there is substantial doubt about our ability to continue as a going concern, and therefore, we are currently evaluating options to enhance our liquidity position with financing. Securing financing in sufficient amounts will require substantial time and attention from our management, which may adversely affect our ability to conduct our day-to-day operations and execute on our business initiatives. We may incur additional significant legal, accounting and advisory fees and other expenses, some of which may be incurred regardless of whether we successfully enter into any financing. Any such expenses will decrease the remaining cash available for use in our business. Additionally, securing financing will be dependent on a number of factors that may be beyond our control, including, among other things, market conditions and the interest of third-party investors. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.
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
If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will have to reduce our operating or investing expenditures, which will cause a delay or reduction in our technology development and commercialization programs, and substantially impair our ability to generate revenues, meet our liquidity needs and continue operations, and holders of our common stock could lose all or a significant portion of their investment. See “—There is substantial doubt about our ability to continue as a going concern” above.
We have incurred losses and anticipate continuing to incur losses.
We have not achieved operating profitability in any quarter since our formation. Our net losses after tax were approximately $49.0 million for the year ended December 31, 2025 and $137.7 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $1,018.6 million. We anticipate that we will continue to incur losses until we can sufficiently scale our operations. We cannot guarantee when we will operate profitably, if ever. The profitability of products produced using our process technologies depends largely on manufacturing costs and the market prices of the products produced using our process technologies. In the case of the partners with which we have entered licensing agreements, the prices they are able to charge impact the royalty fees we derive from their revenues. We must sustain the relationships we have developed with our current partners and successfully establish relationships with new partners to which we can license our proprietary technologies or with whom we can co-develop plants, and we must continue to find ways to further enhance our technology platform and product portfolio. If we are unable to successfully take these steps, we may never operate profitably, and, even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.
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
We may not be able to attract or retain qualified employees due to the intense competition for qualified personnel among technology-based businesses, or due to the scarcity of personnel with the qualifications or experience necessary for our business. Hiring, training and successfully integrating qualified personnel into our operations can be a lengthy and expensive process, and efforts to integrate such personnel may not be successful. The market for qualified personnel is very competitive because of the limited number of people available with the necessary technical skills and understanding of our technology and given the number of companies in this industry seeking this type of personnel. If we are not able to attract, integrate and retain the necessary personnel to accomplish our business objectives and continue to compensate such individuals competitively, we may experience staffing constraints that will adversely affect our ability to support our internal research and development programs. In particular, our production process development, process engineering, research and development, and plant operations programs are dependent on our ability to attract, integrate and retain highly skilled scientific, technical and operational personnel. Competition for such personnel from numerous companies and academic and other research institutions may limit our ability to do so on acceptable terms, or at all. As we continue to expand our operations, these personnel-related risks will increase and we will face additional geography-specific challenges, such as challenges hiring, training, and relocating employees to specific regions or countries and differing tax and regulatory regimes.
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
We may not be successful in scaling our cohort-based commercialization model, which remains central to our long-term strategy.
During 2025, we continued implementing strategic actions designed to streamline commercialization across our operational structure, enhance capital efficiency, and accelerate deployment of its platform technology. These actions reflect a continued shift away from one-off projects and toward greater execution consistency, capital discipline, and long-term revenue generation.
Under this cohort-based operating model, commercial projects are grouped into cohorts based on their stage of maturity, financing readiness, and offtake progress. Under this model, each cohort progresses through defined development stages—from early-stage services and engineering support to equipment deployment, licensing, and ultimately recurring revenue from product sales and potential carbon credits.
This model is intended to:
• Systematically de-risk execution by applying learnings from prior deployments;

• Align resources and capital allocation around milestone-based progression; and
• Build revenue visibility as projects advance toward operations.
A portion of anticipated near-term revenue remains linked to projects supported directly or indirectly by U.S. government programs, including those administered by the Department of Energy (“DOE”). Timing of certain project milestones is dependent on government funding processes and related approvals. Any delays in government funding, including those arising from administrative delays or federal budget disruptions, could result in the postponement of grant awards or cooperative agreements and financing bottlenecks for cost-share projects reliant on DOE commitments. Such delays could defer expected revenue recognition from project services, equipment sales, or offtake-linked products, particularly for projects in earlier cohorts where DOE involvement plays a key role.
While we continue to actively manage funding risk by pursuing diversified project funding sources, engaging private capital partners, and sequencing project cohorts to align with available capital, these efforts may not be successful, and prolonged government funding delays could negatively impact the timing of certain revenue streams and increase working capital pressure in the near term.
Scaling the cohort-based commercialization model remains central to our long-term strategy. Execution will depend on continued access to capital, disciplined project selection, and effective coordination across technical, regulatory, and financing workstreams.
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
Our inability to overcome these obstacles could harm our business, financial condition, and operating results. Even if we are successful in managing these obstacles, our industry partners internationally are subject to these same risks and may not be able to manage these obstacles effectively.
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
If we and our partners are unable to construct these plants within the planned timeframes, in a cost-effective manner or at all due to a variety of factors, including, but not limited to, a failure to acquire or lease land on which to build plants, a stoppage of construction as a result of any global health crises or pandemic, the imposition or heightening of tariffs, sanctions or other economic or military measures in relation to the current conflicts in Europe and the Middle East, unexpected construction problems, permitting and other regulatory issues, severe weather, labor disputes, and issues with subcontractors or vendors, including payment disputes, our business, financial condition, results of operations and prospects could be severely impacted.

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
We have sought and may continue to seek to obtain government grants in the future to offset a portion of the costs of our research and development, commercialization, and other activities. We cannot be certain that we will be able to secure any such government grants in a timely fashion, or at all. Moreover, any of our existing grants or new grants that we may obtain may be terminated, modified, or recovered by the granting governmental body. If such grant funding is discontinued, our revenue and cash received from grants will decrease. If we do not receive grants we are counting on, our liquidity will be impacted, which will impact our ability to grow or maintain our business.
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
Failure of LanzaJet to successfully complete, commission, scale and operate its initial facility or failure of third parties to adopt the LanzaJet process in their commercial facilities for the production of SAF may severely impact our business, financial condition, results of operations and prospects.
LanzaJet is currently working with its investors, including the Company, and other counterparties to advance commissioning, ramp-up and sustained commercial operations at the Freedom Pines Biorefinery in Soperton, Georgia (the “Soperton facility”). In February 2026, LanzaJet announced the first close of an overall $135 million target equity investment round at a $650 million pre-money enterprise valuation and disclosed that the first close, together with a previously awarded grant from the UK Department for Transport’s Advanced Fuels Fund, provides LanzaJet with $47 million in capital. Furthermore, the Company is developing projects to construct and operate facilities that would use the LanzaJet process.
However, there is no guarantee that the Soperton facility will be completed and operated as planned or that third parties will adopt the LanzaJet process in their commercial facilities for the production of SAF. In addition, there is no assurance that LanzaJet will consummate additional closings of its current financing round or otherwise obtain sufficient capital to fund its operations and growth on acceptable terms, that the anticipated benefits of any tolling or similar arrangements will be realized (including continued secured feedstock supply and offtake), or that grants, incentives or other sources of capital will be available when needed. The failure of LanzaJet to successfully achieve sustained commercial operations at the Soperton facility, to obtain sufficient capital to fund its business plan, or of third parties to adopt the LanzaJet process in their commercial facilities could severely impact our business, financial condition, results of operations and prospects.
As of February 11, 2026, we currently have an approximately 45.6% ownership interest on a fully diluted basis in LanzaJet and do not control LanzaJet. Although we have the right to nominate one of seven representatives to LanzaJet’s board of directors (subject to continued satisfaction of applicable ownership thresholds), we are not able to make decisions on behalf of LanzaJet without support from other directors and stockholders, and LanzaJet’s interests, strategic priorities and risk tolerance may diverge from ours. In addition, future issuances of equity or equity-linked securities by LanzaJet (including additional closings of its current financing round) could further dilute our ownership interest and reduce our influence. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Recent Developments” for additional information regarding LanzaJet’s recent financing and related governance changes.
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
In connection with the LanzaJet Note Purchase Agreement described in more detail in the section entitled “Business — Key Collaboration Agreements — LanzaJet Agreements — LanzaJet Note Purchase Agreement,” LanzaJet collaterally assigned its license from LanzaTech to secure the LanzaJet FPF shareholder debt. In the event of a default by FPF, LanzaJet shareholders could prevent LanzaJet from funding FPF to cure its default and ultimately foreclose on LanzaJet’s license.
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
Fluctuations in the prices of waste-based feedstocks used to manufacture the products produced using our process technologies may affect LanzaTech’s or our industry partners’ cost structure, gross margin and ability to compete.
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
The production of products using our process technologies will require large volumes of waste-based feedstocks. We cannot predict the future availability of any waste-based feedstock necessary to produce products using our process technologies. The supply of waste-based feedstocks might be impacted by a wide range of factors, including increased competition, weather conditions, natural disasters, droughts, floods, changes in the waste-producing industries, the imposition or heightening of tariffs, sanctions or other economic or military measures in relation to the current conflicts in Europe and Middle East, or government policies and subsidies. Declines in the availability of the waste-based feedstocks used to produce products using our process technologies could cause delays or reductions in production, increases in the prices of products produced using our process technologies, and reductions in demand for products produced using our process technologies, resulting in reduced revenue for us.
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
Our corporate headquarters are located in Skokie, Illinois with significant operations in Soperton, Georgia, and we work with industry partners in multiple other locations, including in China, Japan, India, Australia, UK and Belgium. These locations, in particular a number of our current and potential non-U.S. locations, may be subject to social, economic and political instability, such as social uprisings. Any of our or our industry partners’ facilities may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, tornadoes, hurricanes, wildfires, floods, tsunamis, nuclear disasters, acts of terrorism or other criminal activities, the imposition or heightening of sanctions or other economic or military measures in relation to the current conflicts in Europe and the Middle East, infectious disease outbreaks and power outages, which may render it difficult or impossible for us or our industry partners to operate our businesses for some period of time. Our and our industry partners’ facilities would likely be costly to repair or replace, and any such efforts would likely require substantial time. Any disruptions in our or our industry partners’ operations could negatively impact our business and results of operations, and harm our reputation. Our or our industry partners’ disaster recovery plans may not be sufficient to address an actual disaster, in particular any events that negatively impact our or our industry partners’ physical infrastructures. In addition, we and our industry partners may not carry sufficient business insurance to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our results of operations and financial condition, and success as an overall business.
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
We and other participants in the low-carbon fuel industry rely on governmental programs requiring or incentivizing the production and consumption of fuels with lower carbon intensity than conventional fossil fuels and carbon capture and utilization. Biomass-based and low-carbon fuel has historically been more expensive to produce than petroleum-based fuel given the lack of a carbon price or direct regulations, and these governmental programs support a market for biomass-based and low-carbon fuel that might not otherwise exist.
One of the most important of these programs is the U.S. Environmental Protection Agency’s (“EPA”) Renewable Fuel Standard II (“RFS II”), a Federal law which requires that transportation fuels in the United States contain a minimum amount of renewable fuel. The EPA’s authority includes setting annual minimum aggregate levels of consumption in four “nested” renewable fuel categories, including categories in which our fuel competes (including advanced biofuel, biomass-based diesel and cellulosic biofuel). The parties obligated to comply with this renewable volume obligation (“RVO”), are petroleum refiners and petroleum fuel importers. The EPA has not approved LanzaTech-derived ethanol from industrial emissions as a Renewable Identification Number (“RIN”) generating fuel (i.e., a fuel that generates credits) under the RFS II program, putting our ethanol at a competitive disadvantage if sold into ground transportation.
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
Additionally, while the efforts of other jurisdictions to mitigate emissions are expected to result in the adoption of similar programs as the RFS II program or LCFS, increasing stakeholder scrutiny of GHG, reduction benefits attributable to low-carbon fuels production and consumption could dampen interest in the adoption of similar programs. While the products produced using our process technologies generally compare favorably with conventional low-carbon fuels, public sentiment against reliance upon low-carbon fuels or carbon capture and utilization as pathways to deep decarbonization could adversely affect our market opportunities.
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
We currently have agreements with a limited number of industry partners, from which we expect to generate most of our revenues in the near future. Entities in which the Shougang Joint Venture holds a controlling interest operate the four currently operating commercial scale facilities that produce ethanol using our process technology. In addition, a commercial scale facility is in advanced stages of commissioning by our partner IndianOil. The loss of one or more of our industry partners, a substantial reduction in the scope of their projects, their failure to exercise customer options, their unwillingness to extend contractual deadlines if we are unable to meet production requirements, their inability to perform under their contracts or a significant deterioration in their financial condition could harm our business, results of operations and financial condition. If we fail to perform under the terms of these agreements, the industry partners could seek to terminate these agreements or pursue damages against us, including liquidated damages in certain instances, which could harm our business.
Our revenue is relatively concentrated within a small number of key customers, and the loss of one or more of such key customers may adversely affect our business, financial condition, and results of operations.
For the fiscal year ended December 31, 2025, our largest contracting entity accounted for 37% of our revenue. Our customer mix can change rapidly, and we may see changes in customer concentrations in the future. If or when any of our significant customer relationships terminate for any reason, and we are not able to replace those customers and associated revenues, our business, financial condition, and results of operations may be adversely affected.
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
While governmental policies to reduce GHG emissions may incentivize the production of recycled-carbon fuels and carbon capture technologies, it is also possible that such policies could be altered in a way that may negatively impact our growth, increase our and our industry partners’ operating costs, or reduce demand for our technology by prioritizing other technologies or approaches to GHG emission reductions. We cannot predict the manner or extent to which such policy or legislation may affect our industry partners and ultimately harm or help our business or the carbon management industry in general.
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
We have incurred losses during our history. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2025, we had approximately $469.3 million in U.S. federal net operating loss carryovers to offset future taxable income.
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
While we are headquartered in Skokie, Illinois, we are a global business and have operations in China. This includes a minority ownership stake in the Shougang Joint Venture, several strategic investors located in China, including Sinopec, and a core team of technical, business and administrative professionals at a LanzaTech office in Shanghai, which support the ongoing operations and further growth of the business in China. We license our technology in China to the Shougang Joint Venture. Entities in which the Shougang Joint Venture holds a controlling interest currently produce ethanol at four commercial scale facilities using our process technology, which, in addition to its use as fuel, is transported and processed for use in consumer products.
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
Our business operations in China include the Shougang Joint Venture, several strategic investors located in China, including Sinopec, and a core team of technical, business and administrative professionals at a LanzaTech office in Shanghai, which support the ongoing operations and further growth of the business in China. We license our technology in China to the Shougang Joint Venture. Entities in which the Shougang Joint Venture holds a controlling interest currently produce ethanol at four commercial scale facilities using our process technology, which, in addition to its use as fuel, is transported and processed for use in consumer products. Meanwhile, several additional facilities are being engineered and constructed. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in China generally and by the significant discretion of Chinese governmental authorities. The Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth through allocating resources, controlling regulating payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies. The increased global focus on environmental and social issues and China’s potential adoption of more stringent standards in these areas may adversely impact us or our suppliers.
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
Because we have employees located in China and conduct some operations in China, including through our China-based joint venture and at the facilities in China operated by entities in which the Shougang Joint Venture holds a controlling interest using our process technology, we are subject to the risk that the Chinese government may intervene or influence our operations at any time. However, because our operations in China are largely limited to technology licenses and the production of our ethanol, we do not expect that such intervention or influence would result in a material change in our operations. Nonetheless, in the event that the Chinese government were to intervene in our operations, we might experience a disruption at the four facilities in China operated by entities in which the Shougang Joint Venture holds a controlling interest using our process technology, or at the facilities in construction, to our joint venture and joint venture partners, to our licenses to partners in China and to our ethanol production, which could have a material adverse effect on our results of operations.
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
Products produced by our process technologies compete with comparable products produced using fossil resources. The market prices for these alternatively produced products and commodities are subject to volatility and there is a limited referenceable market for the waste-based products that our process technologies enable.
Products produced by our process technologies compete with comparable products produced using fossil resources. The market prices for these alternatively produced products and commodities are subject to volatility and may depend on uncertain consumer demand as well as changing supply of feedstocks. In particular, demand for our products may depend on changing attitudes toward, and the price and availability of, fossil resources.
We do not believe we have any direct competitors that produce products with similar attributes to ours. Due to the limited competition we face, there is a limited referenceable market for the waste-based products that our process technologies enable. It may be difficult to evaluate our potential future performance without the benefit of established long-term track records from companies developing similar waste-based products.
Process performance at our partners’ plants is dependent on the quality and quantity of the feedstock supplied from the host facility.
We design the parameters to best process the feedstock we expect to receive from the host facility. Although we rigorously test feed gas when a project is being designed in order to determine the expected composition of the feedstock there is no guarantee that the quality and quantity of the feedstock will be identical to the test conditions. Feedstock changes based on day-to-day variability in host company process conditions can be anticipated to some extent, but cannot be fully mitigated.
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
We are, and from time to time may become, subject to litigation and various legal proceedings. The defense of these actions is time-consuming and expensive. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves and/or disclose the relevant litigation claims or legal proceedings, as and when required or appropriate. These assessments and estimates are based on information available to management at the time of such assessment or estimation and involve a significant amount of judgment. As a result, actual outcomes or losses could differ materially from those envisioned by our current assessments and estimates. Our failure to successfully defend or settle any of these litigations or legal proceedings could result in liability that, to the extent not covered by our insurance, could have a material adverse effect on our business, financial condition and results of operations.
See Part I, “Item 3―Legal Proceedings” and Note 17, Commitments and Contingencies, to the audited consolidated financial statements included in “Item 8―Financial Statements and Supplementary Data.”
Risks Related to Our Intellectual Property
Our patent rights may not provide commercially meaningful protection against competition, and we may be unable to detect infringement of our patents.
Our success depends, in part, on our ability to obtain and maintain patent protection and other intellectual property rights to protect our technology from competition. We have adopted a strategy of seeking patents and patent licenses in the United States and in certain foreign countries with respect to certain technologies used in, or relating to, our process technology for developing products. As of December 31, 2025, our overall owned and in-licensed patent portfolio included 616 granted patents and 190 pending patent applications across 118 patent families in the United States and in various foreign jurisdictions.
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
We rely on licenses in order to be able to use various proprietary technologies that are material to our business, including the Battelle License Agreement. We do not own the patents that underlie these licenses. Our rights to use the technology we license are subject to the continuation of and compliance with the terms of those licenses. We do not always control the prosecution, maintenance or filing of the patents to which we hold licenses. Thus, some of these patents and patent applications were not written by us or our attorneys, and we did not have control over their drafting and prosecution. Our licensors might not have given the same attention to the drafting and prosecution of these patents and applications as we would have if we had been the owners of the patents and applications and had control over the drafting and prosecution. We cannot be certain that drafting or prosecution of the licensed patents and patent applications by the licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights.
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
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq, and if we fail to maintain compliance with the continued listing requirements of Nasdaq, our common stock could be delisted, negatively impacting its price and liquidity and our ability to access the capital markets.
Our common stock is listed on Nasdaq under the symbol LNZA. For continued listing on Nasdaq, we must satisfy Nasdaq’s continued listing standards, including a minimum bid price of $1.00 per share as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On March 13, 2025, we received written notice from the Nasdaq Listing Qualifications Department notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock had been below the $1.00 per share minimum closing bid price requirement for continued listing on Nasdaq.
To address the bid price deficiency, on August 18, 2025, we effected the 1-for-100 Reverse Stock Split. The Reverse Stock Split reduced the number of shares of our common stock outstanding to increase the per-share market price of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—Reverse Stock Split and Reduction in Authorized Shares” for additional information on the Reverse Stock Split. On September 3, 2025, we received confirmation from Nasdaq that we had regained compliance with the Minimum Bid Price Requirement. However, the market price of our common stock may decline due to a variety of factors, and we may again fail to satisfy the Minimum Bid Price Requirement or other Nasdaq continued listing standards.
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
•a limited amount of analyst coverage, if any; and
•decreased liquidity of our common stock.
Delisting from Nasdaq could also result in other negative consequences, such as the potential loss of confidence by suppliers, customers, and employees, the loss of institutional investor interest, and fewer business development opportunities.
Our stockholders will experience substantial dilution as a result of the exercise of the PIPE Warrant and the consummation of any additional equity financing.
As of March 25, 2026, we had 10,089,163 shares of common stock issued and outstanding and a large number of shares of common stock reserved for future issuance in connection with warrants, equity-based awards granted under the executive compensation plans of the Company. Concurrently with the January 2026 Financing and pursuant to the Preferred Stock Purchase Agreement, we issued the PIPE Warrant to the Preferred Stockholder to purchase up to 7,800,000 shares of common stock, which PIPE Warrant is exercisable at any time prior to 5:00 p.m. New York City time on December 31, 2026 (the “Expiration Time”), and, if unexercised, will be automatically exercised on a cashless (net‑share) basis immediately prior to the Expiration Time. The issuance of additional shares of common stock upon the exercise of the PIPE Warrant would increase the number of shares issued and outstanding as of March 25, 2026 by 77.3%, which would result in significant dilution for stockholders of their ownership and voting interests in the Company. Any additional equity financing we consummate would result in further dilution.
There has not been an active market for trading in our common stock, and the Preferred Stock Conversion and the January 2026 Financing have concentrated, and the exercise of the PIPE Warrant will concentrate, our share ownership and could further limit trading activity.
There currently is not an active market for trading in our common stock, which we believe is in part due to the issuance of the Preferred Stock, the Preferred Stock Conversion, the January 2026 Financing and the issuance of the PIPE Warrant.
In addition, the issuance of shares of common stock upon the exercise of the PIPE Warrant will further concentrate the ownership of our common stock will be concentrated in a limited number of holders. Assuming the full cashless exercise of the PIPE Warrant for shares of common stock, as of March 25, 2026, Khosla Ventures and its affiliates would beneficially own approximately 62.9% of the outstanding shares of common stock, which would represent the largest ownership position of the Company, the investors in the January 2026 Financing, together with Khosla Ventures and its affiliates, would collectively beneficially own approximately 88.1% of the outstanding shares of common stock. No other existing stockholder would beneficially own 5% or more of the outstanding shares of common stock. To the extent that Khosla Ventures and its affiliates or any existing Company stockholder participates in any additional equity financing, their beneficial ownership would further increase. This concentration of share ownership could further limit trading activity in our common stock and make it more difficult for stockholders to sell their common stock at prevailing market prices or at all.
Khosla Ventures and its affiliates have significant influence over us, and their interests may conflict with those of our other stockholders in the future.
Khosla Ventures and its affiliates currently have the largest ownership position in the Company. See “—There has not been an active market for trading in our common stock, and the Preferred Stock Conversion and the January 2026 Financing have concentrated, and the exercise of the PIPE Warrant will concentrate, our share ownership and could further limit trading activity” above. As a result, and so long as they hold a significant amount of our voting power, Khosla Ventures and its affiliates will have significant influence over the outcome of all matters requiring stockholder approval, including the election and removal of our directors, and thereby our corporate and management policies. In addition, Khosla Ventures and its affiliates may vote their shares in a manner that, in their judgment, could enhance their investment, but which may conflict with our interests or those of our other stockholders. This concentration of ownership may also delay or deter possible changes in control of the Company or deprive our other stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of the Company, which may ultimately affect the market price of our common stock.

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
As of March 25, 2026, we had warrants outstanding to purchase up to an aggregate of 8,243,477 shares of common stock, including the Public Warrants (as defined below), the IPO Private Placement Warrants (as defined below), a warrant held by ArcelorMittal, dated December 8, 2021 (the “AM Warrant”), the PIPE Warrant, and a warrant (the “FPA Warrant”) issued pursuant to Forward Purchase Agreement (“FPA”), dated February 3, 2023, with ACM ARRT H LLC (“ACM”). Additionally, as of December 31, 2025, we had (i) options outstanding to purchase up to an aggregate of 137,942 shares of common stock, and (ii) 49,525 unvested RSUs outstanding (see Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources and Uses of Capital-and-Recent Developments”). Additionally, under the LanzaTech 2023 Long-Term Incentive Plan (the “2023 Plan”), we have the ability to issue 198,137 shares of our common stock. The 2023 Plan is required to provide for the ability to grant and recycle our common stock (including any shares subject to forfeited options), and to initially reserve a number of shares of our common stock constituting 10% of the total number of shares of our common stock outstanding on a fully diluted basis, as determined at the closing of the Business Combination, and includes an “evergreen” provision pursuant to which the number of shares reserved for issuance under the 2023 Plan will be increased automatically each year by 3% of the aggregate number of shares of our common stock then outstanding on a fully diluted basis, unless the Board takes action to suspend the increase or provide for an increase of a lesser number of shares. We may also issue additional shares of common stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.
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
The Public Warrants are identical to the IPO Private Placement Warrants in material terms and provisions, except in certain circumstances, and are materially different from the AM Warrant, the FPA Warrant and the PIPE Warrant.
As part of AMCI’s initial public offering (“IPO”), AMCI issued warrants to third-party investors. Each public warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of

$1,150 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, AMCI completed the private sale of warrants. Each private sale warrant allows the holder to purchase one share of the Company’s common stock at $1,150 per share. Additionally, prior to the consummation of the Business Combination, AMCI issued warrants for the settlement of a working capital loan. The working capital warrants have the same terms as the private sale of warrants issued at the IPO. Warrants sold in the private sale at the IPO and the warrants issued to convert the working capital loan are collectively referred to as the “IPO Private Placement Warrants”. The Company has 78,081 Public Warrants and 44,661 IPO Private Placement Warrants outstanding as of December 31, 2025.
The Public Warrants are identical to the IPO Private Placement Warrants in material terms and provisions, except that the IPO Private Placement Warrants are not redeemable by us so long as they are held by AMCI Sponsor II LLC (the “Sponsor”) or its permitted transferees. If the IPO Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, they will be redeemable by us and exercisable by the holders on the same basis as the Public Warrants.
We may redeem the Public Warrants prior to their exercise at a time that is disadvantageous to holders of Public Warrants. We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the closing price of our common stock equals or exceeds $1,800 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing once the Public Warrants become exercisable and ending three days before we send the notice of redemption to Public Warrant holders. If and when the Public Warrants become redeemable by us, we may exercise the redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding Public Warrants could force holders of the Public Warrants (i) to exercise their Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) to sell their Public Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of their Public Warrants. As noted above, none of the IPO Private Placement Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.
The terms of the AM Warrant, the FPA Warrant and the PIPE Warrant are materially different from those of the Public Warrants. The AM Warrant entitles its holder to purchase up to 300,000 shares of common stock at an exercise price equal to $10.00, and will expire on the fifth anniversary of the consummation of the Business Combination. The FPA Warrant entitles the holder to purchase up to 20,735 shares of common stock at an exercise price equal to $0.0000001 per share (subject to adjustment in certain events), and will expire on March 27, 2028. The PIPE Warrant (as amended) entitles the holder to purchase an aggregate of 7,800,000 shares of common stock at an exercise price equal to $0.0000001 per share (subject to adjustments in certain events) and is exercisable at any time prior to 5:00 p.m. New York City time on December 31, 2026 (the “Expiration Time”) and will be automatically exercised on a cashless, net-exercise basis immediately prior to the Expiration Time.
You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer shares of our common stock from such exercise than if you were to exercise such warrants for cash.
The warrant agreement with respect to the Public Warrants (the “Public Warrant Agreement”) provides that in the following circumstances holders of warrants who seek to exercise their Public Warrants will not be permitted to do so for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the shares of common stock issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement or if the registration statement under which the warrants are registered is suspended; (ii) if we have so elected and the shares of common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption. If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” of our shares of common stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average closing price of the shares of our common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of our common stock from such exercise than if you were to exercise such warrants for cash.
Our Public Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Public Warrants, which could limit the ability of Public Warrant holders to obtain a favorable judicial forum for disputes with our Company.
Our Public Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Public Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the Public Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants will be deemed to have notice of and to have consented to the forum provisions in our Public Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Public Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder will be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits against us and our directors, officers, or other employees and may result in increased litigation costs for our stockholders. Alternatively, if a court were to find this provision of the Public Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.
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
Our Public Warrants were issued in registered form under the Public Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The Public Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a Public Warrant.
We have identified deficiencies in our internal control over financial reporting that constitute “material weaknesses” as defined in Regulation S-X. If we are unable to remediate these deficiencies, or if we identify material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial condition or results of operations or prevent fraud.
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
During 2023, we restated our condensed consolidated financial statements as of and for the quarters ended March 31, 2023 and June 30, 2023. In connection with this restatement, we concluded that the failure of our internal controls designed to ensure appropriate accounting for complex technical arrangements like the FPA constituted a material weakness in our internal control over financial reporting. Additionally, management has concluded that the reductions in force and turnover in certain senior accounting and control-related roles during 2025 resulted in temporary capacity constraints within our finance organization, which affected the consistent execution, review, and documentation of certain internal control activities, and which constituted a material weakness in our internal control over financial reporting.
Management has concluded that these material weaknesses had not been remediated and that our disclosure controls and procedures were not effective as of December 31, 2025 and 2024. Refer to Item 9A. Controls and Procedures for further information.
Our management has expended, and will continue to expend, a substantial amount of effort and resources for the improvement of our internal control over financial reporting.
We can give no assurance that any measures we take will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in internal control over financial reporting will not be identified in the future. Failure to implement and maintain effective internal control over financial reporting could result in material misstatements of our consolidated financial statements that may require us in the future to restate our financial statements or cause us to fail to meet our periodic reporting obligations and could result in litigation or other disputes. As a result, we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of LanzaTech, which could have a negative effect on the trading price of our common stock. In addition, we have incurred and expect to continue to incur additional costs to remediate material weaknesses in our internal control over financial reporting.
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We maintain a cybersecurity program designed to assess, identify, and manage risks from cybersecurity threats and to protect the confidentiality, integrity, and availability of our information systems and data. Our cybersecurity program is aligned with recognized cybersecurity frameworks, including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), and is integrated, where appropriate, into the Company’s broader enterprise risk management processes.
We have implemented administrative, technical, and physical safeguards designed to protect our information systems and data. These safeguards include ongoing monitoring of information technology systems, employee awareness training regarding phishing and other cyber risks, and processes intended to detect, prevent, and respond to potential cybersecurity incidents.
We engage external consultants and service providers, as appropriate, to assist in evaluating and enhancing our cybersecurity posture. Periodically, we conduct risk assessments, including third-party vulnerability assessments and penetration testing performed by reputable service providers. We also evaluate cybersecurity risks associated with certain third-party vendors that may have access to our systems or data. In addition, we maintain cybersecurity insurance coverage as part of our overall insurance portfolio.
To date, we have not identified any cybersecurity incidents that have had a material impact on our business strategy, results of operations, or financial condition. However, cybersecurity threats continue to evolve in sophistication, and there can be no assurance that our systems and processes will be successful in preventing or detecting cyberattacks or other breaches or that remediation efforts will be successful.
Governance Related to Cybersecurity Risks
The Audit Committee of the Board of Directors oversees management’s processes related to information technology and cybersecurity risks and reports significant cybersecurity matters to the full Board as appropriate.
Historically, the Company’s cybersecurity program was overseen by the Company’s Chief Information Security Officer (“CISO”). The Company’s former CISO resigned in June 2025, and the Company is currently evaluating options regarding the role.
In the interim, certain cybersecurity monitoring and oversight activities are performed by the Company’s Senior Information Technology Systems Manager, who has over 15 years of experience in information technology and enterprise systems. The Senior Information Technology Systems Manager reviews aspects of the Company’s information security posture, cybersecurity controls, and monitoring activities and escalates matters to senior management as appropriate. The Company also utilizes external service providers to support certain cybersecurity monitoring and security management activities.

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
Item 3. Legal Proceedings
The Company is, and may from time to time be, involved in legal proceedings and exposed to potential claims in the normal course of business, including as described herein. Although we cannot predict the ultimate outcome of any legal matter with certainty, we currently do not believe the outcome of any of our pending legal proceedings will have a material adverse impact on our consolidated financial position, results of operations or cash flows. For a discussion of our legal proceedings, see Note 17 — Commitments and Contingencies to our consolidated financial statements included in Part II, “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock and Public Warrants are listed on The Nasdaq Stock Market LLC under the symbols LNZA and LNZAW, respectively.
Holders
As of March 25, 2026, there were 66 holders of record of our common stock. Such numbers do not include beneficial owners holding our securities through nominee names.
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
Overview
We are a nature-based carbon refining company that develops technology to transform waste carbon into the chemical building blocks for consumer goods such as fuels, fabrics, and packaging that people use in their daily lives. Our customers leverage our proven proprietary gas fermentation technology platform to convert certain feedstocks, including waste carbon gases, into fuels and chemicals such as ethanol. Today, we are focused on taking advantage of the many uses of ethanol while capitalizing on the growing preference among major companies for renewable products and environmentally-conscious manufacturing processes. We have also developed the capabilities to produce single cell protein as a primary product from our gas fermentation platform.
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
We have not achieved operating profitability since our formation. Our net losses after tax were $49.0 million and $137.7 million for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025 we had an accumulated deficit of $1,018.6 million compared to an accumulated deficit of $969.6 million as of December 31, 2024. We anticipate that we will continue to incur losses until we sufficiently commercialize our technology.
LanzaTech is focused on shifting its core operations from research and development to globally deploying the Company’s proven technology. We are streamlining our priorities to sharpen our business focus and improve our cost structure and evaluating other liquidity enhancing initiatives, including pursuing capital raising, partnership or asset-related opportunities, and other strategic options.
Recent Developments
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
January 2026 Financing and Related Transactions
On January 21, 2026, the Company completed a private placement of its common stock to certain existing and new institutional investors pursuant to subscription agreements, issuing 4,000,000 shares (“Subscribed Shares”) at $5.00 per share for gross proceeds of $20.0 million, and 510,968 bonus shares to such investors (the “January 2026 Financing”). The securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act.
On January 21, 2026, the Company filed a Second Amended and Restated Certificate of Designation for its Series A Convertible Senior Preferred Stock, which, upon the closing of the January 2026 Financing, resulted in the automatic conversion of all outstanding shares of Preferred Stock into 3,250,322 shares of common stock (the “Preferred Stock Conversion”) and eliminated the Preferred Stock’s mandatory redemption provisions.
Concurrently with the January 2026 Financing and pursuant to the Preferred Stock Purchase Agreement, the Company issued to the Preferred Stockholder the PIPE Warrant.
In connection with the foregoing, the Company and the Preferred Stockholder entered into a waiver under which the Preferred Stockholder waived the original deadline for filing a resale registration statement for the PIPE Warrant Shares and the Company agreed to file such resale registration statement within 60 business days following issuance of the PIPE Warrant Shares to the Preferred Stockholder.
LanzaJet Transaction
On February 11, 2026, LanzaTech, Inc., a wholly owned subsidiary of the Company, entered into a Series A Preferred Stock Purchase and Exchange Agreement (the “LanzaJet Series A Stock Purchase Agreement”) with LanzaJet and certain investors (the “Series A Investors”). The Series A Stock Purchase Agreement provides for (i) the issuance and sale by LanzaJet of its Series A Preferred Stock, (ii) the exchange by certain holders of LanzaJet common stock and warrants for newly created Class C common stock and corresponding warrants on a 1:1 basis, and (iii) the exchange or conversion of certain LanzaJet convertible securities into newly created preferred stock of LanzaJet (collectively, the “Series A Transaction”). The Series A Transaction may occur in one or more closings, including an initial closing that occurred effective February 11, 2026 (the “Initial Closing”).
At the Initial Closing, the Company purchased 455,522 shares of Series A Preferred Stock for an aggregate purchase price of $2.0 million and exchanged 60,316,250 shares of LanzaJet common stock for 60,316,250 shares of newly issued Class C Common Stock.
In connection with the Series A Transaction, LanzaJet filed a Fifth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to authorize the Series A Preferred Stock and Class C Common Stock and to establish the rights and preferences of these securities. LanzaJet, the Company and certain other stockholders also entered into a Third Amended and Restated Stockholders’ Agreement, which, among other matters, updates governance, transfer and other provisions and provides the Company with the right to designate one member of the seven‑member LanzaJet board of directors so long as the Company and its affiliates beneficially own at least 5% of LanzaJet’s fully diluted common shares.
As a result of the Series A Transaction, the Company’s ownership interest in LanzaJet decreased from approximately 53% as of December 31, 2025 to approximately 46% on a fully diluted basis as of February 11, 2026. The Company continues to account for its investment in LanzaJet under the equity method of accounting.

Second Amendment to Note Purchase Agreement
On February 11, 2026, LanzaJet Freedom Pines Fuels LLC (“FPF”) and the holders of the LanzaJet Notes entered into a Second Amendment to Note Purchase Agreement (the “Second NPA Amendment”). Among other changes, the Second NPA Amendment (i) amended the repayment terms of the LanzaJet Notes to defer the commencement of principal payments until the later of the first semi-annual payment date following the six-month anniversary of the commencement of commercial operations and June 30, 2027 and (ii) permits up to $25,000,000 in debt to rank senior in priority to the LanzaJet Notes.
Management evaluated the impact of the above transactions and determined that they represent a non‑recognized subsequent event under ASC 855. Accordingly, no adjustments have been made to the accompanying consolidated financial statements as of and for the year ended December 31, 2025.
Strategic Outlook
During 2025, LanzaTech continued implementing strategic actions designed to streamline commercialization across its operational structure, enhance capital efficiency, and accelerate deployment of its platform technology. These actions reflect a continued shift away from one-off projects and toward greater execution consistency, capital discipline, and long-term revenue generation.
Under this cohort-based operating model, commercial projects are grouped into cohorts based on their stage of maturity, financing readiness, and offtake progress. Under this model, each cohort progresses through defined development stages—from early-stage services and engineering support to equipment deployment, licensing, and ultimately recurring revenue from product sales and potential carbon credits.
This model is intended to:
• Systematically de-risk execution by applying learnings from prior deployments;
• Align resources and capital allocation around milestone-based progression; and
• Build revenue visibility as projects advance toward operations.
As of December 31, 2025, the Company has four projects in its first cohort. The lead project is nearing completion of offtake negotiations, which we expect will unlock financing capital and serve as a blueprint for future deployments. Subsequent projects in this cohort are advancing through development pipelines with staged progression aligned to regulatory approvals, customer readiness, and financing, with the earliest targeted to be in first half of 2027.
A portion of anticipated near-term revenue remains linked to projects supported directly or indirectly by U.S. government programs, including those administered by the Department of Energy (DOE). Timing of certain project milestones is dependent on government funding processes and related approvals. Any delays in government funding, including those arising from administrative delays or federal budget disruptions, could result in the postponement of grant awards or cooperative agreements and financing bottlenecks for cost-share projects reliant on DOE commitments.
Such delays could defer expected revenue recognition from project services, equipment sales, or offtake-linked products, particularly for projects in earlier cohorts where DOE involvement plays a key role.
The Company continues to actively manage funding risk by pursuing diversified project funding sources, engaging private capital partners, and sequencing project cohorts to align with available capital. However, these efforts may not be successful, and prolonged government funding delays could negatively impact the timing of certain revenue streams and increase working capital pressure in the near term.
Looking ahead, scaling the cohort-based commercialization model remains central to the Company’s long-term strategy. Execution will depend on continued access to capital, disciplined project selection, and effective coordination across technical, regulatory, and financing workstreams.

Basis of Presentation
LanzaTech’s consolidated financial statements were prepared in accordance with U.S. GAAP. See Note 2 — Summary of Significant Accounting Policies of our consolidated financial statements for a full description of our basis of presentation.

Key Financial Metrics
The key elements of the Company’s performance for the years ended December 31, 2025 and 2024 are summarized in the tables below:

	Years Ended December 31,
(In thousands, except for percentages)	2025	2024	Variance	% Change
GAAP Measures:
Revenue	$55,845	$49,592	$6,253	13%
Net income (loss)	(48,951)	(137,731)	88,780	64%
Key Performance Indicators:
One-Time Revenue(1)	34,891	37,868	(2,977)	(8)%
Recurring Revenue (2)	20,954	11,724	9,230	79%
Total Revenue	55,845	49,592	6,253	13%
Cost of Revenues (ex. Depreciation) (3)	30,544	25,970	4,574	18%
Selling, general & administrative expense	47,046	49,981	(2,935)	(6)%
Adjusted EBITDA (4)	$(71,312)	$(88,212)	$16,900	19%
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

Results of Operations
The following table sets forth our consolidated results of operations for the periods indicated:

	Years Ended December 31,
	2025	2024	Variance	% Change
(In thousands, except for per share amounts)
Total revenue	$55,845	$49,592	$6,253	12.6%
Cost of revenues[1]	30,544	25,970	4,574	17.6%
Operating expenses:
Research and development	53,184	77,007	(23,823)	(30.9)%
Depreciation expense	4,227	5,567	(1,340)	(24.1)%
Selling, general and administrative expense	47,046	49,981	(2,935)	(5.9)%
Total operating expenses	$104,457	$132,555	$(28,098)	(21.2)%
Loss from operations	(79,156)	(108,933)	29,777	27.3%
Other income (expense):
Interest income, net	1,214	3,162	(1,948)	(61.6)%
Other income (expense), net	41,539	(17,726)	59,265	334.3%
Total other income (expense), net	42,753	(14,564)	57,317	393.6%
Loss before income taxes	(36,403)	(123,497)	87,094	70.5%
Loss from equity method investees, net	(12,548)	(14,234)	1,686	11.8%
Net loss	$(48,951)	$(137,731)	$88,780	64.5%
Other comprehensive loss:
Changes in credit risk of fair value instruments	1,091	(1,096)	2,187	(199.5)%
Foreign currency translation adjustments	(1,040)	124	(1,164)	(938.7)%
Comprehensive loss	$(48,900)	$(138,703)	$89,803	64.7%

(1) exclusive of depreciation
Revenue
Total revenue increased $6.3 million, or 12.6%, in the year ended December 31, 2025, compared to the same period in the prior year. The increase was primarily driven by $8.5 million in licensing revenue received from LanzaJet for their sublicensing of our technology. The increase was also driven by a $6.7 million increase in revenue from sales of CarbonSmart product by expanded commercialization and higher customer adoption. The increase was partially offset by a $3.8 million reduction in JDA revenue reflecting project completions and the absence of new contracts following workforce reductions. The increase was also partially offset by a $3.6 million decrease in engineering and other services revenue primarily due to the completion of projects with existing customers and a decrease in revenue from new customers.
Cost of Revenues
Cost of revenues increased $4.6 million, or 17.6%, in the year ended December 31, 2025, compared to the same period in the prior year. The increase was primarily driven by a $6.6 million increase in costs associated with CarbonSmart product sales and a $0.6 million increase in engineering and other services, which increases were consistent with higher production and sales volumes during the period. These increases were partially offset by a $1.9 million decrease in costs related to JDAs, and a $0.8 million decrease in costs associated with other contract research activities. The change in cost composition reflects the company’s evolving business model, with a greater share of costs now attributable to product manufacturing and commercialization rather than service-based project activity.
Research and Development
R&D expense decreased $23.8 million, or 30.9%, in the year ended December 31, 2025, compared to the same period in the prior year. The decrease was primarily driven by an $11.2 million reduction in external R&D services expenses related to project development costs. In addition, personnel and contractor expenses declined by $7.4 million and facilities and consumables expenses decreased by $5.2 million, reflecting the impact of the Company’s cost optimization and organizational streamlining initiatives including headcount reductions implemented during the year. These reductions align with management’s ongoing focus on prioritizing core R&D programs and improving operating efficiency.
Selling, general and administrative expense
SG&A expense decreased $2.9 million, or 5.9%, in the year ended December 31, 2025, compared to the same period in the prior year. The decrease was primarily attributable to a $9.6 million reduction in personnel and contractor expenses, driven by headcount reductions during the year and a decline of $1.0 million in facilities-related expenses. The decrease was partially offset by a $7.7 million increase in professional fees associated with the Company’s restructuring efforts and initiatives to realign business priorities.
Interest income, net
Interest income, net decreased $1.9 million in the year ended December 31, 2025 compared to the same period in the prior year. This was primarily attributable to interest earned on lower cash balances held in savings and money market accounts.
Other Income, net
Other income, net increased $59.3 million in the year ended December 31, 2025 compared to the same period in the prior year. This increase was primarily driven by a $55.7 million gain related to the change in the fair value of the convertible note (the “Convertible Note”) issued in August 2024 and converted into common stock in May 2025, a $23.2 million gain on the change in fair value of the FPA recorded in the twelve-month period ended December 31, 2024, with no change in the current period. The PIPE Warrant liability decreased in fair value by $5.7 million as it was reclassified into equity in the third quarter of 2025.
These increases were partially offset by a loss of $23.4 million due to the increase in fair value of the Brookfield Loan from February 14, 2025 through December 31, 2025 and a loss of $2.5 million due to the increase in fair value of the Brookfield SAFE.

Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents comprise cash on hand, demand deposits at banks, and other short-term, highly liquid investments with original maturity of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.
The following table shows the balances of our cash, cash equivalents and restricted cash as of December 31, 2025 and December 31, 2024:

	December 31,	December 31,
(In thousands, except for percentages)	2025	2024	Variance	% Change
Total cash, cash equivalents, and restricted cash	$17,051	$45,737	$(28,686)	(62.7)%
As of December 31, 2025, compared to December 31, 2024, LanzaTech’s cash, cash equivalents, and restricted cash decreased by $28.7 million, or 62.7%, primarily due to losses from operations and the partial settlement of the Brookfield Loan, partially offset by proceeds from maturity of debt securities held for investment, and preferred stock issuance.
Management continues to evaluate opportunities to preserve liquidity and align expenditures with near-term revenue priorities. The Company’s expense optimization initiatives, coupled with its project prioritization framework, are intended to improve cash efficiency and extend its operating runway. However, as discussed above and below under “Going Concern”, obtaining additional financing is essential.
Debt Security Investments
Debt security investments comprise mainly held-to-maturity U.S. Treasury and high-quality corporate securities that the Company has both the ability and intent to hold to maturity. As of December 31, 2025, held-to-maturity security investments all matured, compared to $12.4 million as of December 31, 2024.
Sources and Uses of Capital
Since inception, we have financed our operations primarily through equity and debt financing. Our ability to successfully develop products and expand our business depends on many factors, including our ability to meet working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
As of December 31, 2025, our capital structure consisted of equity (comprising issued capital, and accumulated deficit), and the Brookfield Loan. We are not subject to any externally imposed capital requirements. As of December 31, 2025, our outstanding debt comprised the Brookfield Loan, the FPA Put Option liability and the Fixed Maturity Consideration, which are all classified as liabilities for accounting purposes, on our consolidated balance sheets as of December 31, 2025. For a description of these investments see Note 2 — Summary of Significant Accounting Policies, Note 7 – Brookfield Investments and Note 9 – Forward Purchase Agreement in our consolidated financial statements for further information.
In the normal course of our business, we also enter into purchase commitments or other transactions in which we make representations and warranties that relate to the performance of our goods and services. We do not expect material losses related to these transactions.
Going Concern
We have recurring net losses and anticipate continuing to incur losses. We had cash and cash equivalents of $13.2 million and an accumulated deficit of $(1,018.6) million as of December 31, 2025, along with cash outflows from operations of $(64.9) million and net loss of $(49.0) million for the year ended December 31, 2025. We have historically funded our operations through the Business Combination, issuances of equity securities, debt financing, as well as from revenue generating activities with commercial and governmental entities.
In light of the Company’s operating requirements and projected capital expenditure under its current business plan, the Company is projecting that its existing cash and short-term debt securities will not be sufficient to fund its operations through the next twelve months from the date of issuance of the consolidated financial statements for the year ended December 31, 2025 included in this Annual Report. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
The Company is focusing on streamlining its business priorities, taking actions to reduce its cost structure and evaluating other liquidity enhancing initiatives, including pursuing capital raising, partnership or asset-related opportunities, and other strategic options. In accordance with Accounting Standards Update ("ASU") No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40),” management has evaluated in aggregate the conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of the consolidated financial statements for the year ended December 31, 2025 included in this Annual Report and has determined that the Company’s ability to continue as a going concern is dependent on its ability to raise significant amounts of additional capital, implement other strategic options, and execute its business plan.
On the Preferred Stock Closing Date, the Company and the Preferred Stockholder entered into the Preferred Stock Purchase Agreement pursuant to which the Company agreed to issue and sell 20,000,000 shares of Preferred Stock (subsequently converted into 3,250,322 shares of our common stock) to the Preferred Stockholder for an aggregate purchase price of $40.0 million. Additionally, on January 21, 2026, the Company issued and sold a total of 4,000,000 shares of common stock to certain private placement investors at a per share purchase price equal of $5.00, resulting in gross proceeds to the Company of $20.0 million, and also issued 510,968 bonus shares of common stock to such investors. See “Recent Developments—Convertible Senior Preferred Stock Purchase Agreement” and “Recent Developments—January 2026 Financing and Related Transactions” above for additional information about these transactions.
Management has concluded that the financing transactions completed in 2025 and in January 2026 and our additional plans to raise additional capital, which remain subject to uncertainty, do not alleviate substantial doubt about our ability to continue as a going concern.
The consolidated financial statements for the year ended December 31, 2025 included in this Annual Report do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Cash Flows
The following table provides a summary of our cash flows for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(64,854)	$(89,060)
Net cash provided by investing activities	11,150	28,352
Net cash provided by financing activities	25,619	30,213
Effects of currency translation on cash, cash equivalents and restricted cash	(601)	(52)
Net decrease in cash, cash equivalents and restricted cash	$(28,686)	$(30,547)
Cash Flows Used in Operating Activities
Net cash used in operating activities decreased $24.2 million, or 27.2%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily attributable to the company’s efforts to reduce operational costs and increased revenues during the year ended December 31, 2025 compared to the prior year period.
Cash Flows Provided by Investing Activities
Net cash provided by investing activities was $11.2 million for the year ended December 31, 2025, compared to $28.4 million of net cash provided by investing activities for the year ended December 31, 2024. The decrease of $(17.2) million was primarily due to lower proceeds from the maturities of debt securities, partially offset by a reduction in capital expenditure.
Cash Flows from Financing Activities
Net cash from financing activities was $25.6 million for the year ended December 31, 2025, compared to net cash provided by financing activities of $30.2 million for the year ended December 31, 2024. The change was driven by lower cash from financing activities from the issuance of $40.0 million of Series A Preferred Stock and $12.5 million partial repayment of the Brookfield Loan, compared to prior year net financing activities from the issuance of the Convertible Note and the settlement of the FPA.
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
Convertible Note
The Company had elected to measure the Convertible Note using the fair value option under ASC 825. The fair value of the Convertible Note was remeasured at each reporting date using a binomial lattice model. This model incorporates transaction details such as stock price, contractual terms, conversions scenarios, dividend yield, risk-free rate, adjusted equity volatility, credit rating, market credit spread, and estimated yield. On May 7, 2025, the Company consummated a “Qualified Equity Financing” with the preferred stock issuance, resulting in the conversion of the Convertible Note into 340,543 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note.
Brookfield SAFE Valuation
Under the Brookfield SAFE, we agreed to issue to Brookfield the right to certain shares of Legacy LanzaTech’s capital stock, in exchange for the payment of $50.0 million. The Brookfield SAFE was classified as a liability on our consolidated balance sheets as of December 31, 2024. The Company elected to record the instrument using the Fair Value Option (“FVO”) under ASC 825. The Brookfield SAFE was terminated on February 14, 2025. Refer to Note 6 — Brookfield Instruments in our consolidated financial statements for further information.
Brookfield Loan Valuation
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
Series A Convertible Senior Preferred Stock – Mezzanine Equity
On May 7, 2025, the Company issued Series A Convertible Senior Preferred Stock pursuant to the Preferred Stock Purchase Agreement. Due to contractual provisions that could require redemption upon the occurrence of certain events—such as a deemed liquidation event (e.g., change of control)—that are not solely within the Company’s control, management determined that classification as mezzanine equity (temporary equity) outside of permanent equity was appropriate. This classification is in accordance with applicable SEC guidance and ASC 480.
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
The valuation of the PIPE Warrant involves the use of significant unobservable inputs and management judgment. As of December 31, 2025, the fair value was determined based on the Company’s common stock price, adjusted for the probability of warrant issuance and exercisability, as well as applicable discounts reflecting liquidity, dilution, and other financing-related risks. Because these assumptions are highly sensitive to changes in market conditions, the fair value of the PIPE Warrant may fluctuate materially from period to period.
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
The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP:

Reconciliation of Net Loss to Adjusted EBITDA

	Years Ended December 31,
(In thousands)	2025	2024
Net loss	$(48,951)	$(137,731)
Depreciation	4,227	5,567
Interest income, net	(1,214)	(3,162)
Stock-based compensation expense and change in fair value of Brookfield SAFE and warrant liabilities (1)	3,732	(4,679)
Loss on Brookfield SAFE extinguishment	6,216	—
Change in fair value of the FPA Put Option and Fixed Maturity Consideration liabilities	—	23,283
Change in fair value of Convertible Note and related transaction costs	(42,980)	14,276
Change in fair value of PIPE Warrant	(8,800)	—
Change in fair value of the Brookfield Loan (net of interest accretion reversal)	5,310	—
Change in fair value of the Amended Brookfield Loan	(1,400)	—
Loss from equity method investees, net	12,548	14,234
Adjusted EBITDA	$(71,312)	$(88,212)
__________________
(1)Stock-based compensation expense represents expense related to equity compensation plans.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide information required by this item.

Item 8. Financial Statements and Supplementary Data
LanzaTech Global, Inc.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of LanzaTech Global, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of LanzaTech Global, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in mezzanine equity and shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is projecting insufficient liquidity to fund operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition – Identification and evaluation of relevant terms and conditions in new or amended contracts with customers and application to such contracts of Accounting Standards Codification (ASC) Topic 606 – Revenue From Contracts With Customers (ASC 606) - Refer to Notes 2 and 4 to the financial statements
Description of Critical Audit Matter

The Company earns revenue from the sale of a variety of products and services to its customers including feasibility studies, basic engineering and design services, licensing of technologies, joint development and contract research activities, biocatalysts, and CarbonSmart ethanol.
The terms and conditions of the Company’s contracts with its customers vary and assessing the accounting impact of the terms and conditions of each individual contract involves a significant amount of complexity and requires a high degree of judgement by management of the Company as contracts may contain provisions unique to each arrangement.
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
–Evaluating the Company’s conclusions regarding the timing and method of recognizing revenue in accordance with ASC 606.
Brookfield Loan Liability – Remaining Amount Deemed to be Repaid Assumption– Refer to Notes 2 and 6 to the financial statements
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
On February 14, 2025, the Company and Brookfield terminated the Brookfield SAFE Agreement and all associated rights and obligations and concurrently entered into a Loan Agreement (“Original Brookfield Loan Agreement”). Under the Original Brookfield Loan Agreement, the Company was deemed to have borrowed $60 million from Brookfield which was repayable in cash, plus interest, on October 3, 2027 (“Brookfield Loan”). On July 10, 2025, the Company and Brookfield entered into Amendment No. 1 to the Original Brookfield Loan Agreement (“Amended Brookfield Loan Agreement”) under which the maturity date of the Brookfield Loan was extended to December 3, 2029.
For each $50 million of aggregate equity funding required for Qualifying Projects presented to Brookfield prior to October 3, 2027, $5 million of the remaining outstanding principal amount (“Remaining Amount”), will be deemed to be repaid.
A key input into the valuation of the Brookfield Loan is the assumption regarding the portion of the Remaining Amount, and corresponding interest, that will be deemed to be repaid as a result of presentation of Qualifying Projects to Brookfield. The valuation of the Brookfield Loan is highly sensitive to such assumption and selection of the assumption is subjective and requires a high degree of judgment by management of the Company.
We identified the valuation of the Brookfield Loan as a critical audit matter because its value is highly sensitive to changes in the assumption regarding the portion of the Remaining Amount, and corresponding interest, that will be deemed to be repaid. Evaluating this assumption required a high degree of auditor judgment and significant audit effort to evaluate the sufficiency of audit evidence relating to the Company’s estimate.
How the Critical Audit Matter Was Addressed in the Audit
We assessed the reasonableness of the Company’s conclusions related to the valuation of the Brookfield Loan by performing audit procedures which included the following, among others:
–We inspected the Brookfield Framework Agreement and obtained an understanding of its key terms, including the investment criteria that need to be met for a project to be considered a Qualifying Project.
–We inspected the Company’s project development pipeline to assess the nature and quantity of projects that could be developed into Qualifying Projects.
–We made a selection from the project development pipeline and made inquiries of management to understand the status of the project relative to meeting the investment criteria and evaluated the reasonableness of the Company’s assessment of the probability the selected project will become a Qualifying Project prior to the October 3, 2027.
–We performed a retrospective review on the status of the projects included in the project development pipeline to evaluate for management bias in developing its assumption.
Accounting for the Series A Convertible Preferred Stock (PIPE) Purchase Agreement – Refer to Notes 2 and 9 to the financial statements
Description of Critical Audit Matter
On May 7, 2025, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (“PIPE Purchase Agreement”) with a large existing investor (“PIPE Purchaser”) pursuant to which the Company agreed to issue and sell 20,000,000 shares of its preferred stock. Also pursuant to the PIPE Purchase Agreement, the Company agreed to issue to the PIPE Purchaser a warrant to purchase 7,800,000 shares of common stock under certain circumstances. The Company’s evaluation of the appropriate accounting model to apply to the financial instruments included within the PIPE Purchase Agreement required significant judgment by management of the Company.
We determined that our audit of the Company’s evaluation of the appropriate accounting model applied to the financial instruments included within the PIPE Purchase Agreement was a critical audit matter because it involved a high degree of challenging and complex auditor judgment, and required significant audit effort, including the need to involve professionals in our firm with expertise in accounting for complex financial instruments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting for the financial instruments included within the PIPE Purchase Agreement included the following, among others:
–With the assistance of professionals in our firm having expertise in accounting for complex financial instruments, we assessed the reasonableness of the Company’s conclusions as to the appropriate accounting for the financial instruments included within the PIPE Purchase Agreement in accordance with accounting principles generally accepted in the United States by:
–Evaluating the Company’s identification of relevant terms and conditions of the PIPE Purchase Agreement.
–Evaluating the Company's application of available accounting guidance to the financial instruments included within the PIPE Purchase Agreement.
/s/ Deloitte & Touche LLP
Chicago, IL
March 31, 2026

We have served as the Company's auditor since 2021.

LANZATECH GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$13,164	$43,499
Held-to-maturity investment securities	—	12,374
Trade and other receivables, net of allowance	9,527	9,456
Contract assets, net of allowance	6,541	18,975
Other current assets	10,456	15,030
Total current assets	39,688	99,334
Property, plant and equipment, net	17,128	22,333
Right-of-use assets	14,378	26,790
Equity method investment	13,272	4,363
Equity security investment	14,990	14,990
Other non-current assets	751	6,873
Total assets	$100,207	$174,683
Liabilities, Mezzanine Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,869	$5,289
Other accrued liabilities	10,278	8,876
Warrants	11	3,531
Fixed Maturity Consideration and current FPA Put Option liability	4,123	4,123
Contract liabilities	423	6,168
Accrued salaries and wages	1,843	2,302
Current lease liabilities	176	158
Total current liabilities	27,723	30,447
Non-current lease liabilities	16,388	30,619
Non-current contract liabilities	5,896	5,233
FPA Put Option liability	30,015	30,015
Brookfield SAFE liability	—	13,223
Brookfield Loan liability	10,900	—
Convertible Note	—	51,112
Other long-term liabilities	8	587
Total liabilities	90,930	161,236
Commitments and Contingencies (Note 18)
Mezzanine Equity
Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 20,000,000 and no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2	—
Preferred stock - additional paid-in capital	13,167	—
Total mezzanine equity	13,169	—
Shareholders’ Equity/(Deficit)
Common stock, $0.0000001 par value, 25,800,000 shares authorized as of December 31, 2025 and December 31, 2024; 2,320,511 and 1,949,157 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively (1)	23	19
Additional paid-in capital	1,013,195	981,638
Accumulated other comprehensive income	1,444	1,393
Accumulated deficit	(1,018,554)	(969,603)
Total shareholders’ equity/(deficit)	(3,892)	13,447
Total liabilities, mezzanine equity and shareholders' equity	$100,207	$174,683
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
See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Revenues:
Contracts with customers and grants	$18,298	$22,995
CarbonSmart product sales	14,625	7,943
Collaborative arrangements	2,425	5,573
Related party transactions	20,497	13,081
Total revenues	55,845	49,592
Costs and operating expenses:
Contracts with customers and grants(1)	15,438	15,341
CarbonSmart product sales(1)	14,191	7,543
Collaborative arrangements(1)	822	2,566
Related party transactions(1)	93	520
Research and development expense	53,184	77,007
Depreciation expense	4,227	5,567
Selling, general and administrative expense	47,046	49,981
Total cost and operating expenses	135,001	158,525
Loss from operations	(79,156)	(108,933)
Other income (expense):
Interest income, net	1,214	3,162
Other income (expense), net	41,539	(17,726)
Total other income (expense), net	42,753	(14,564)
Loss from equity method investees, net	(12,548)	(14,234)
Net loss	$(48,951)	$(137,731)

Other comprehensive loss:
Changes in credit risk of fair value instruments	1,091	(1,096)
Foreign currency translation adjustments	(1,040)	124
Comprehensive loss	$(48,900)	$(138,703)

Net loss per common share - basic	$(22.27)	$(69.71)
Net loss per common share - diluted	$(22.27)	$(69.71)

Weighted-average number of common shares outstanding - basic(2)	2,197,935	1,975,799
Weighted-average number of common shares outstanding - diluted(2)	2,197,935	1,975,799
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

See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands, except share data)

	Mezzanine Equity Preferred Stock		Additional Paid-in Capital	Total Mezzanine Equity	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity/(Deficit)
	Shares	Amount			Shares(1)	Amount
Balance at December 31, 2024	—	$—	$—	$—	1,949,157	$19	$981,638	$(969,603)	$1,393	$13,447
Stock-based compensation expense	—	—	—	—	—	—	7,279	—	—	7,279
Net loss	—	—	—	—	—	—	—	(48,951)	—	(48,951)
Issuance of common stock upon exercise of options and vesting of RSUs	—	—	—	—	30,811	—	—	—	—	—
Issuance of preferred stock, net of issuance costs	20,000,000	2	13,167	13,169	—	—		—	—	—
Issuance upon conversion of the Convertible Note	—	—	—	—	340,543	4	8,128	—	—	8,132
Reclassification of PIPE warrant to equity	—	—	—	—	—	—	16,150	—	—	16,150
Other comprehensive income, net	—	—	—	—	—	—	—	—	1,091	1,091
Foreign currency translation	—	—	—	—	—	—	—	—	(1,040)	(1,040)
Balance as of December 31, 2025	20,000,000	$2	$13,167	$13,169	2,320,511	$23	$1,013,195	$(1,018,554)	$1,444	$(3,892)
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
See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)
(in thousands, except share data)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares(1)	Amount
Balance at December 31, 2023	1,966,425	$19	$943,960	$(831,872)	$2,364	$114,471
Stock-based compensation expense	—	—	13,342	—	—	13,342
Net loss	—	—	—	(137,731)	—	(137,731)
Forward Purchase Agreement Settlement	—	—	24,084	—	—	24,084
Issuance of common stock upon exercise of options and vesting of RSUs	11,997	—	300	—	—	300
Repurchase of equity instruments	—	—	(48)	—	—	(48)
Treasury Shares	(29,265)	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	(1,096)	(1,096)
Foreign currency translation	—	—	—	—	125	125
Balance as of December 31, 2024	1,949,157	$19	981,638	$(969,603)	$1,393	$13,447

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
See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Years Ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net loss	$(48,951)	$(137,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	7,201	13,208
Gain on change in fair value of SAFE and warrant liabilities	(3,469)	(17,887)
Loss on change in fair value of the Brookfield Loan	5,310	—
Gain on change in fair value of the Amended Brookfield Loan	(1,400)	—
Loss on Brookfield SAFE extinguishment	6,216	—
Loss on change in fair value of the FPA Put Option and the Fixed Maturity Consideration liabilities	—	23,510
Change in fair value of Convertible Note	(42,980)	11,894
Gain on change in fair value of PIPE Warrant liability	(8,800)	—
Gain on partial lease termination	(60)	—
Provisions for losses on trade and other receivables and contract assets, net of recoveries	1,994	961
Depreciation of property, plant and equipment	4,227	5,592
Amortization of discount on debt security investment	(34)	(854)
Non-cash lease expense	1,553	1,713
Non-cash recognition of licensing revenue	(20,665)	(11,532)
Loss from equity method investees, net	12,548	14,234
Loss from disposal of property, plant and equipment	—	(25)
Unrealized Loss on net foreign exchange	610	(284)
Changes in operating assets and liabilities:
Accounts receivable, net	(117)	557
Contract assets	10,797	9,162
Accrued interest on debt investment	(83)	183
Other assets	6,250	(2,066)
Accounts payable and accrued salaries and wages	5,121	(1,790)
Contract liabilities	(375)	311
Operating lease liabilities	(1,629)	641
Other liabilities	1,882	1,143
Net cash used in operating activities	(64,854)	(89,060)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,258)	(5,312)
Proceeds from disposal of property, plant and equipment	—	25
Purchase of debt securities	—	(27,083)
Proceeds from maturity of debt securities	12,408	60,722
Net cash provided by investing activities	11,150	28,352
Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock	15,050	—
Issuance costs related to preferred stock	(1,881)	—
Settlement of FPA	—	(10,039)
Proceeds from exercise of options	—	300
Proceeds from issuance of Convertible Note, net	—	40,000
Repurchase of equity instruments of the Company	—	(48)

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

Partial settlement of the Brookfield Loan	(12,500)	—
Proceeds from PIPE Warrant	24,950	—
Net cash provided by financing activities	25,619	30,213
Effects of currency translation on cash, cash equivalents and restricted cash	(601)	(52)
Net decrease in cash, cash equivalents and restricted cash	(28,686)	(30,547)
Cash, cash equivalents and restricted cash at beginning of period	45,737	76,284
Cash, cash equivalents and restricted cash at end of period	$17,051	$45,737

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable	$—	$132
Right-of-use asset additions	—	10,194
Extinguishment of the Brookfield SAFE	13,274	—
Issuance of the Brookfield Loan	(19,490)	—
Extinguishment of the Brookfield Loan	12,300	—
Issuance of the Amended Brookfield Loan	(12,300)	—
Cashless issuance of equity for Convertible Notes	8,132	—
Non-cash change in lease liability on partial termination	13,025	—
Non-cash change in ROU assets on partial termination	(13,085)	—
Non-cash partial reversal of FPA upon settlement	—	24,084
Third-party issuance costs for the Convertible Note	—	3,169

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
The Company is headquartered in Skokie, Illinois, USA. The Company is a nature-based carbon refining company that transforms waste carbon into the chemical building blocks for consumer goods such as fuels, fabrics, and packaging that people use in their daily lives. The Company’s customers leverage its proven proprietary gas fermentation technology platform to convert certain feedstocks, including waste carbon gases, into fuels and chemicals such as ethanol. The Company performs related services such as feasibility studies, engineering services, and research and development (“R&D”) in biotechnology for commercial and government entities. The Company also purchases chemicals produced at customer facilities employing the Company’s technology and sells them under the brand name CarbonSmart. The Company has also been developing the capabilities to produce single cell protein as a primary product from its gas fermentation platform.
As of December 31, 2025, the Company’s technology was operated by licensees at four commercial-scale ethanol plants in China, one plant in Belgium, one in the commissioning phase in India, with others currently in development in various countries.
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
The Company holds interests in certain VIEs for which it has been determined the Company is not the primary beneficiary. The Company's variable interests primarily relate to entities in which the Company has a non-controlling equity interest. Although these financial arrangements resulted in holding variable interests in these entities, they do not empower the Company to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. The Company's interests in the VIEs are, therefore, accounted for under the equity method of accounting or at fair value (including, when applicable, the practicability exception to fair value under ASC 321-10-35). Refer to Note 5 — Investments, for further information. The Company is exposed to the VIEs’ losses and other impairment losses up to the carrying value of each investment and any amounts receivable from the VIE, less amounts payable. Refer to Note 15 — Related Party Transactions, for further details on the transactions with VIEs.
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
The Company has recurring net losses and anticipates continuing to incur losses. The Company had cash and cash equivalents of $13,164, and accumulated deficit of $(1,018,554) as of December 31, 2025, along with cash outflows from operations of $(64,854) and net loss of $(48,951) for the year ended December 31, 2025. The Company has historically funded its operations through the Business Combination, issuances of equity securities, debt financing, as well as from revenue generating activities with commercial and governmental entities.
In light of the Company’s projected capital expenditure and operating requirements under its current business plan, the Company is projecting that its existing cash will not be sufficient to fund its operations through the next twelve months from the date of issuance of these consolidated financial statements. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.
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

On the Preferred Stock Closing Date (as defined below), the Company and the Preferred Stockholder (as defined below), entered into the Preferred Stock Purchase Agreement (as defined below) pursuant to which the Company agreed to issue and sell 20,000,000 shares of Preferred Stock (as defined below) (subsequently converted into 3,250,322 shares of our common stock) to the Preferred Stockholder for an aggregate purchase price of $40.0 million. See Note 9 – Preferred Stock and PIPE Warrant below. Additionally, on January 21, 2026, the Company issued and sold a total of 4,000,000 shares of common stock to the private placement investors at a per share purchase price equal of $5.00, resulting in gross proceeds to the Company of $20.0 million, and also issued 510,968 bonus shares of common stock to such investors. See Note 19 – Subsequent Events below for additional information.
Management has concluded that these financing transactions completed in 2025 and January 2026 and the Company’s additional plans to raise additional capital, which remain subject to uncertainty, do not alleviate substantial doubt about the Company’s ability to continue as a going concern.
The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
Reverse Stock Split and Reduction in Authorized Shares
On August 15, 2025, the Company filed with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) two Certificates of Amendment to the Company’s Second Amended and Restated Articles of Incorporation to (1) decrease the par value of the Company’s common stock from $0.0001 to $0.0000001 per share (the “Par Value Change”) and increase the number of authorized shares of common stock from 600,000,000 to 2,580,000,000 (the “Authorized Share Increase”), effective 4:59 p.m. Eastern Time on August 18, 2025, and (2) effect a 1-for-100 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock and proportionately decrease the number of authorized shares of common stock to 25,800,000 (the “Proportionate Authorized Share Decrease” and, together with the Par Value Change, Authorized Share Increase and Reverse Stock Split, the “Charter Amendments”), effective 5:00 p.m. Eastern Time on August 18, 2025 (the “Reverse Split Effective Time”). The Charter Amendments were approved by the Board of Directors of the Company and by stockholders of the Company at the Company’s 2025 Annual Meeting of Stockholders held on July 28, 2025, as detailed in the Company’s definitive proxy statement for such annual meeting, filed with the SEC on June 18, 2025 (as supplemented by the proxy supplement filed with the SEC on July 17, 2025).
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognized over time, the Brookfield SAFE, the Brookfield Loan, the FPA, the Convertible Note, the Preferred Stock and the IPO Private Placement Warrants.

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
Most of our arrangements provide fixed consideration, however, when there are variable consideration elements, the Company estimates the transaction price and whether revenue should be constrained. Significant estimates and judgments are also used when a material right is provided to the customer. In these instances, the Company estimates the stand-alone selling price and apportions the total transaction price to this material right. Refer to the Revenue Recognition section in Note 2 — Summary of Significant Accounting Policies hereunder.
Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates.
Segment Information
The Company operates as one operating segment as determined in accordance with ASC Topic 280, Segment Reporting. The determination of the Company’s reportable segment is based on the fact that its chief operating decision maker (CODM), identified as the Chief Executive Officer (“CEO”) reviews financial performance and allocates resources at the consolidated level. See Note 16 — Reportable Segment for further details.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of December 31, 2025 and December 31, 2024, the Company had $13,164 and $43,499 of cash and cash equivalents, respectively.
Restricted Cash
The Company is required to maintain a cash deposit with a bank which consists of collateral on certain travel and expense programs maintained by the bank. The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of December 31, 2025 and December 31, 2024.

	December 31,
	2025	2024
Cash and cash equivalents	$13,164	$43,499
Restricted cash (presented within Other current assets)	3,887	2,238
Cash, cash equivalents and restricted cash	$17,051	$45,737
Trade and Other Receivables and Contract Assets
Receivables and contract assets are reported net of allowances for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of customers, unusual macroeconomic conditions, and historical experience. As of December 31, 2025 and December 31, 2024, the Company had a balance for doubtful accounts of $2,958 and $955, respectively.
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
Management develops the assumptions used in the recoverability assessment based on active contracts as well as information received from third-party industry sources. The Company did not record an impairment for years ended December 31, 2025 and 2024.
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
HTM securities are evaluated individually on a quarterly basis for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding credit loss expense (or reversal of credit loss expense). The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately. As of December 31, 2025, the Company did not have HTM debt securities.
Brookfield SAFE
On October 2, 2022, the Company entered into a Simple Agreement for Future Equity (“SAFE”) with Brookfield (the “Brookfield SAFE”). Under the Brookfield SAFE, the Company agreed to issue to Brookfield the right to certain shares of its capital stock, in exchange for the payment of $50,000 (the “Initial Purchase Amount”). The Brookfield SAFE is legal form debt. As a result of the Business Combination, the Brookfield SAFE can be converted into a maximum number of shares of 5,000,000. Management elected to apply the Fair Value Option (“FVO”) under ASC 825, Financial Instruments. As the Brookfield SAFE is accounted for under the FVO, the Brookfield SAFE is classified as mark-to-market liability.
On February 14, 2025, the Company and Brookfield terminated the Brookfield SAFE and all rights and obligations and concurrently entered into a Loan Agreement (the “Original Brookfield Loan Agreement”) and recorded a loss of $6,216 on the extinguishment reported in the consolidated statements of operations and comprehensive loss.
Brookfield Loan
On February 14, 2025, LanzaTech and Brookfield entered into the Original Brookfield Loan Agreement, with the current termination of the Brookfield SAFE.
Under the Original Brookfield Loan Agreement, Brookfield was deemed to have loaned to LanzaTech, and LanzaTech was deemed to have borrowed from Brookfield $60,031, representing the $50,000 under the Brookfield SAFE plus accrued interest at a rate of 8.00% per annum, compounded annually from October 2, 2022 to and including February

14, 2025. The initial principal payment of $12,500 to Brookfield was due on or prior to February 21, 2025 and has been paid. For each $50,000 of aggregate equity funding required for qualifying projects presented to Brookfield in accordance with the Framework Agreement, $5,000 of the remaining outstanding principal amount would be deemed to be repaid.
On July 10, 2025, the Company and Brookfield entered into Amendment No. 1 to the Brookfield Loan (the “Amended Brookfield Loan Agreement”). Under the Amended Brookfield Loan Agreement, the maturity date of the Brookfield Loan is extended from October 3, 2027 to December 3, 2029. See Note 6 — Brookfield Instruments in the Company’s consolidated financial statements.
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
The Company has the following warrants (further described hereunder): Public Warrants and IPO Private Placement Warrants classified as liability (see Note 10 — Fair Value Measurement) and the FPA Warrant and PIPE Warrant classified as equity.
As part of AMCI’s initial public offering (“IPO”), AMCI issued warrants to third-party investors. Each public warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1,150 per share (the “Public Warrants”) immediately after the Reverse Stock Split. Simultaneously with the closing of the IPO, AMCI completed the private sale of warrants. Each private sale warrant allows the holder to purchase one share of the Company’s common stock at $1,150 per share immediately after the Reverse Stock Split. Additionally, prior to the consummation of the Business Combination, AMCI issued warrants for the settlement of a working capital loan. The working capital warrants have the same terms as the private sale of warrants issued at the IPO. Warrants sold in the private sale at the IPO and the warrants issued to convert the working capital loan are collectively referred to as the “IPO Private Placement Warrants”. The Company had 78,081 Public Warrants and 44,661 IPO Private Placement Warrants outstanding as of December 31, 2025.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded at fair value as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and adjusted to the current fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss in Other expense, net on the consolidated statements of operations and comprehensive loss. See Note 19 — Subsequent Events for recent Warrants events.
Forward Purchase Agreement
On February 3, 2023, the Company entered into a Forward Purchase Agreement (“FPA”) with ACM ARRT H LLC (“ACM”). On the same date, ACM partially assigned its rights under the FPA to SPV LLC - Series 10 (“Vellar”). ACM and Vellar are together referred to as the “Purchasers”. Pursuant to the FPA, the Purchasers obtained 5,916,514 common shares (at such date, prior to the Reverse Stock Split) (“Recycled Shares”) on the open market for approximately $10.16 per share (at such date, prior to the Reverse Stock Split) (“Redemption Price”), and the purchase price of $60,096 was funded by the use of AMCI trust account proceeds as a partial prepayment (“Prepayment Amount”) for the FPA redemption three years from the date of the Business Combination (the “FPA Maturity Date”). The FPA Maturity Date may be accelerated, at the Purchasers’ discretion, if the Company’s volume-weighted average share price is below $3.00 per share for any 50 trading days during a 60 consecutive trading-day period (the “VWAP Condition”) or if the Company is delisted. The Purchasers have the option to early terminate the arrangement in whole or in part by providing optional early termination notice to the Company (the “Optional Early Termination”). For those shares early terminated (the “Terminated Shares”), the Purchasers will owe the Company an amount equal to the Terminated Shares times the Redemption Price, which may be reduced in the case of certain dilutive events (“Reset Price”).
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
The FPA consists of three freestanding financial instruments which are accounted for (prior to the Reverse Stock Split) as follows:
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
In relation to the FPA, the Company’s volume-weighted average share price was below $3.00 per share for 50 trading days during the 60-day consecutive trading period ended on July 1, 2024 (the “VWAP Trigger Event”). On July 22, 2024, Vellar notified the Company of a VWAP Trigger Event, purporting to accelerate the FPA Maturity Date of its portion of the Recycled Shares (i.e., 2,999,000 shares at such date, prior to the Reverse Stock Split) to July 22, 2024. It subsequently delivered to the Company a notice of default under the FPA. On July 24, 2024, the Company filed suit against Vellar under the FPA, primarily in connection with Vellar’s sale of Recycled Shares (see Note 17 — Commitments and Contingencies). As a result, the Company reclassified the Maturity Consideration and the Share Consideration to current liabilities on the consolidated balance sheets and the FPA Put Option excluding the Variable Maturity Consideration portion remained, in long-term liabilities (refer to Note 10 — Fair Value Measurement).
In October 2024, ACM accelerated the FPA Maturity Date with respect to its portion of the FPA in connection with the VWAP Trigger Event, and the Company fully satisfied its obligation to ACM in accordance with the FPA’s provisions.
Refer to Note 8 — Forward Purchase Agreement and Note 19 — Subsequent Events for further details on the FPA.
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
On May 7, 2025, the Company consummated a Qualified Equity Financing with the preferred stock issuance, resulting in the conversion of the Convertible Note into 340,543 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note.
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
Revenue Recognition
The Company recognizes revenue from exchange transactions in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) and grants from non-customers. The Company primarily earns revenue from services related to biorefining (formerly known as carbon capture and transformation) which includes techno-economic feasibility studies and basic engineering design of commercial plants, licensing of technologies and sales of biocatalysts (microbes and media). The other two revenue streams are: (1) joint development and contract research activities to develop and optimize novel biocatalysts, related processes and technologies, and (2) supply of chemical building blocks, such as ethanol, for products made using the Company’s proprietary technologies (referred to as CarbonSmart).
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

Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company’s contracting entities outside of the United States for the years ended December 31, 2025 and 2024 was approximately 56% and 52%, respectively.
As of December 31, 2025 and December 31, 2024, approximately 73% and 36%, respectively, of trade accounts receivable and unbilled accounts receivable were due from contracting entities located outside the United States. As of December 31, 2025 and December 31, 2024, the value of property, plant, and equipment outside the United States was immaterial.
The Company’s revenue by geographic region based on the contracting entities’ location is presented in Note 4 — Revenues.
Our largest contracting entities represent 10% or greater of revenue and were as follows for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Customer A	37%	25%
Customer B	21%	7%
Customer C	10%	13%
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
Benefit Plans
The Company sponsors a 401(k) defined contribution retirement plan for the benefit of its employees, substantially all of whom are eligible to participate after meeting minimum qualifying requirements. Contributions to the plan are at the discretion of the Company. For the years ended December 31, 2025 and 2024, the Company contributed $1,014 and $1,539, respectively, to the plan, which contributions are included within Cost of Revenues, Research and development expense and Selling, general and administrative expense in the consolidated statements of operations and comprehensive loss.

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
Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests. Refer to Note 5 — Investments, and Note 15 — Related Party Transactions, for further information.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss attributable to participating stock by the weighted average number of shares of participating stock outstanding during the period.
Diluted net loss per share reflects potential dilution and is computed by dividing net loss attributable to participating stock by the weighted average number of shares of participating stock outstanding during the period. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. Diluted net loss per share is also computed by giving effect to all common stock equivalents of the Company, including equity-classified share-based compensation, the Brookfield SAFE, and warrants, to the extent they are dilutive. Refer to Note 3 — Net Loss Per Share, for additional information.

Shareholders' Equity
The securities of the Company are represented by common stock and preferred stock with par value per share of $0.0000001 and $0.0001, respectively. Each common share is entitled to one vote. With respect to payment of dividends and distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, all common shares shall participate pro rata in such payment whenever funds are legally available and when declared by the Board of Directors of the Company, subject to the prior rights of holders of all classes of stock outstanding.
On August 15, 2025, the Company filed charter amendments that (i) increased authorized common shares to 2,580,000,000 and (ii) effected a 1-for-100 reverse stock split with a proportionate decrease in the number of authorized common shares to 25,800,000, each effective on August 18, 2025. As of December 31, 2025, the Company was authorized to issue 45,800,000 shares, of which 25,800,000 shares of capital stock are designated common stock and 20,000,000 shares are designated preferred stock.
Shares issued and outstanding for common stock and preferred stock is presented on the Company’s consolidated balance sheets.
Recently Adopted Accounting Pronouncements
ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”)
In December 2023, the FASB issued ASU No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to help investors better assess how a company’s operations and related tax risks and tax planning and operational opportunities affect the Company’s tax rate and prospects for future cash flows. ASU 2023-09 improves disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU on January 1, 2025, using a prospective approach. The adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows and resulted only in enhanced income tax disclosures included in this Annual Report.
Recently Issued Accounting Pronouncements
ASU 2025-11, Interim Reporting (“Topic 270”)
In December 2025, the FASB issued ASU No. 2025-11, which improves the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This ASU is effective for public companies with annual periods beginning after December 15, 2027, and for interim periods within annual periods beginning after December 15, 2028. The Company is currently evaluating the impact of this new guidance on its related disclosures.
ASU 2025-10, Government Grants (“Topic 832”)
In December 2025, the FASB issued ASU No. 2025-10, which establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. Among other things, the amendment requires that a government grant received not be recognized until it is probable that the business will comply with the conditions of the grant and will receive the grant, and meet the recognition guidance for a grant. For grants related to income, the new standard requires entities to present the resulting income either within other income or as a reduction of the related expense, consistent with the nature of the grant. This ASU is effective for public companies with annual periods beginning after December 15, 2028, and for interim periods within those annual reporting periods. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
ASU 2025-05, Financial Instruments — Credit Losses (“Topic 326”)
In September 2025, the FASB issued ASU No. 2024-05, which allows entities to elect a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The standard aims to reduce the time and effort necessary to analyze and estimate credit losses for current accounts receivable and current contract assets. This ASU is effective for public companies with annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
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

Note 3 — Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all common stock equivalents of the Company, including equity-classified share-based compensation, the Brookfield SAFE, and warrants, to the extent they are dilutive.
The following table presents (in thousands, except share and per share amounts) the calculation of basic and diluted net loss per share for the Company’s common stock and has been retroactively adjusted to reflect the Reverse Stock Split. See Note 2 — Summary of Significant Accounting Policies”:

	Years Ended December 31,
	2025	2024
Numerator:
Net loss	$(48,951)	$(137,731)
Denominator:
Weighted-average number of common shares outstanding - basic	2,197,935	1,975,799
Weighted-average number of common shares outstanding - diluted(1)	2,197,935	1,975,799
Earnings per share:
Net loss per common share - basic	$(22.27)	$(69.71)
Net loss per common share - diluted	$(22.27)	$(69.71)
__________________
(1)In periods in which the Company reports a net loss, all common stock equivalents are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share.
As of December 31, 2025 and 2024, common stock equivalents not included in the computation of loss per share because their effect would be antidilutive included the following (all amounts are presented on a post-Reverse Stock Split basis).

	As of December 31,
	2025	2024
Options	137,942	186,588
RSUs	49,525	77,679
Convertible Note	—	320,000
Brookfield SAFE	—	50,000
Warrants	443,477	463,577
Total	630,944	1,097,844

Note 4 — Revenues
Disaggregated Revenue
The following table presents disaggregated revenue in the following categories (in thousands):

	Years Ended December 31,
	2025	2024
Contract Types:
Licensing	$19,843	$11,297
Engineering and other services	16,186	19,761
Biorefining revenue	$36,029	$31,058

Joint development agreements	2,425	6,226
Contract research	2,766	4,365
Joint development and contract research revenue	$5,191	$10,591

CarbonSmart product	14,625	7,943

Total Revenue	$55,845	$49,592
The following table presents revenue from partners in collaborative arrangements and from grant contributions which are included in the table above as follows (in thousands):

	Years Ended December 31,
	2025	2024
Revenue from partners in collaborative agreements included in the Joint development agreements above	$2,425	$5,573
Revenue from grant contributions included in Engineering and other services above	5,766	6,403
Revenue by Geographic Location
The following table presents disaggregation of the Company’s revenues by customer location for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
North America	$24,682	$23,587
Europe, Middle East, Africa (EMEA)	14,644	16,260
Asia	16,519	8,862
Australia	—	883
Total Revenue	$55,845	$49,592

Contract balances
The following table provides changes in contract assets and liabilities (in thousands):

	Current Contract Assets	Current Contract Liabilities	Non-current Contract Liabilities
Balance as of December 31, 2024	$18,975	$6,168	$5,233
Additions to unbilled accounts receivable	21,204	—	—
Increases due to consideration received	—	6,692	—
Unbilled accounts receivable recognized in trade receivables	(32,001)	—	—
Allowance on doubtful contract assets	(1,864)
Increase on revaluation on currency	227	2	665
Reclassification from long-term to short-term	—	2	(2)
Reclassification to revenue because of performance obligations satisfied	—	(12,441)	—
Balance as of December 31, 2025	$6,541	$423	$5,896
The decrease in contract assets was mostly due to billing certain customers and government entities for engineering and other services that were previously recorded as contract assets. As of December 31, 2025 and December 31, 2024, the Company had $9,527 and $9,456, respectively, of billed accounts receivable, net of allowance.
The decrease in current contract liabilities was primarily due to the reclassification due to the satisfaction of performance obligations, while the increase in non-current contract liabilities was primarily due to revaluation of foreign exchange currency.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, including unearned revenue to be recognized in future periods. Transaction price allocated to remaining performance obligations is influenced by factors such as project size, duration, contract modifications, and customer-specific acceptance rights. As of December 31, 2025, the Company had approximately $42,727 in contracted revenue remaining to be recognized, of which $14,779 is expected to be recognized in the next  twelve months.

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

As of December 31, 2025, the Company did not have any HTM debt securities. As of December 31, 2024, the Company did not have an allowance for credit losses related to HTM securities.

Equity investments
As of December 31, 2025 and December 31, 2024, the Company’s equity investments consisted of the following (in thousands):

	As of
	December 31, 2025	December 31, 2024
Equity Method Investment in LanzaJet	$13,272	$4,363
Equity Security Investment in SGLT	14,990	14,990
Total Investment	$28,262	$19,353
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
On October 16, 2025, the Company and other investment parties entered into (i) a Second Amended and Restated Investment Agreement (the “Second A&R LanzaJet Investment Agreement”), (ii) a Second Amended and Restated Stockholders’ Agreement, and (iii) an amendment to the LanzaJet License Agreement (collectively, the “LanzaJet Amendments”). These amendments updated the structure of the LanzaJet agreements and reflected other modifications agreed to by the LanzaJet investment parties. Among other changes, the Second A&R LanzaJet Investment Agreement eliminated the SPE Investment Condition and provided that LanzaJet would issue to the Company (1) a second tranche of 15,000,000 LanzaJet shares on a date promptly following the execution of the Second A&R LanzaJet Investment Agreement and (2) a third tranche of 15,000,000 LanzaJet shares no later than December 31, 2025, subject to achieving a certain development milestone.
On December 16, 2025, LanzaTech received its final tranches of LanzaJet common stock, which increases the Company’s ownership percentage and non-controlling interest in LanzaJet to 53.16%. These issuances were made pursuant to the Second A&R LanzaJet Investment Agreement and represent the final equity tranches under that agreement. The shares were issued in accordance with pre-agreed terms and do not reflect any new capital investment by LanzaTech.
During the years ended December 31, 2025 and 2024, the Company recognized revenue from this arrangement of $19,843 and $11,297, respectively. Net intra-entity profits related to this arrangement were $15,533 and $3,703 for the years ended December 31, 2025 and 2024, respectively. Intra-entity profits are amortized over a 15-year period through 2034.
In connection with the LanzaJet Note Purchase Agreement (see Note 15 — Related Party Transactions), LanzaJet issued warrants to its lenders that became exercisable at an exercise price of $0.01 (at such time, prior to the Reverse Stock Split) upon the drawdown of the related funding commitments. The warrants are considered in-substance common stock under U.S. GAAP once the associated funding is drawn and the warrants become exercisable. The Company committed a proportionally smaller amount of funding relative to other participating investors and, as a result, received fewer warrants.

Accordingly, when warrants held by other investors become exercisable and meet the criteria for in-substance common stock, the Company’s ownership interest in LanzaJet would be diluted. All such warrants became exercisable during the year ended December 31, 2024. The Company recorded a gain on dilution of $0 and $541 during the years ended December 31, 2025 and 2024, respectively.
The carrying value of the Company’s equity method investment in LanzaJet as of December 31, 2025 was $13,272. As of December 31, 2024, the carrying value of the Company’s equity method investment in LanzaJet was $2,100 less than its proportionate share of its equity method investees’ book values. The carrying value balance went to zero during the first fiscal quarter of 2025 as a result of recording losses against the balance. Additional losses recorded in the second fiscal quarter were taken against the loans receivable balance bringing it to zero. The increase in equity method investment is a result of LanzaJet sublicensing the Company’s technology to two of their customers in the fourth quarter of this year. Any future losses will be first applied to this investment balance in accordance with equity method accounting. The Company will continue to monitor LanzaJet’s financial results and track its share of any future profits or losses off-balance sheet until profits exceed off-balance sheet losses in which those profits will be recorded to Income (loss) from equity method investees, net in our consolidated statements of operations and comprehensive loss.
In connection with a sublicense agreement to LanzaJet (the “LanzaJet License Agreement”) under the Company’s license agreement (the “Battelle License”) with Battelle Memorial Institute (“Battelle”), LanzaTech remains responsible for any failure by LanzaJet to pay royalties due to Battelle. The fair value of LanzaTech’s obligation under this guarantee was immaterial as of December 31, 2025 and 2024.
The following table presents summarized aggregated financial information of our LanzaJet equity method investment (in thousands):

	Years Ended December 31,
	2025	2024
Selected Statement of Operations Information:
Revenues	$13,399	$13,477
Gross profit	8,352	5,209
Net loss	(92,187)	(43,743)
Net loss attributable to the Company(1)	$(34,244)	$(14,775)

	As of
	December 31, 2025	December 31, 2024
Selected Balance Sheet Information:
Current assets	$17,695	$79,060
Non-current assets	268,358	271,019
Current liabilities	29,970	29,069
Non-current liabilities	$329,235	$303,352
__________________
(1)Net loss attributable to the Company in 2025 includes off balance sheet losses of $21.7 million. See Note 15 — Related Party Transactions, for information on our off balance sheet losses.
SGLT
On September 28, 2011, the Company contributed RMB 25,800 (approx. $4,000) in intellectual property in exchange for 30% of the registered capital of Beijing Shougang LanzaTech Technology Co., LTD (“SGLT”). Since then, the Company’s interest in SGLT’s registered capital has decreased to approximately 9.31% as a result of investment by new investors. The Company accounts for its investment in equity securities of SGLT using the alternative measurement principles as permitted under ASC 321, Investments — Equity Securities, because SGLT's fair value is not readily determinable. For the years ended December 31, 2025 and 2024, there was no change in the recorded amount of the investment in SGLT.

As of December 31, 2025 and 2024, there were no impairments of equity investments. During the years ended December 31, 2025 and 2024, the Company received no dividends from equity investments. See Note 15 — Related Party Transactions, for information on revenues, accounts receivable, contract assets and purchases and open accounts payable with the Company’s equity investments.

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
Brookfield Framework Agreement
On October 2, 2022, LanzaTech entered into a framework agreement with Brookfield (as amended by Amendment No. 1 to the Brookfield Framework Agreement, dated July 10, 2025, the “Brookfield Framework Agreement”) for an initial term ending December 3, 2028. Under such agreement, LanzaTech agreed to exclusively offer Brookfield the opportunity to acquire or invest in certain projects to construct commercial production facilities employing carbon capture and transformation technology in the U.S., the European Union, the United Kingdom, Canada or Mexico for which LanzaTech is solely or jointly responsible for obtaining or providing equity financing, subject to certain exceptions. LanzaTech agreed to present Brookfield with projects that over the term of the agreement require equity funding of at least $500,000 in the aggregate. With respect to projects acquired by Brookfield, LanzaTech is entitled to a percentage of free cash flow generated by such projects determined in accordance with a hurdle-based return waterfall. Brookfield has no obligation under the Brookfield Framework Agreement to invest in any of the projects. There had been no investments in projects as of December 31, 2025 or 2024.
Brookfield Loan
On February 14, 2025, LanzaTech and Brookfield entered into a Loan Agreement (the “Original Brookfield Loan Agreement”), and concurrently terminated the Brookfield SAFE.
Under the Original Brookfield Loan Agreement and effective as of the termination of the Brookfield SAFE, Brookfield was deemed to have loaned to LanzaTech, and LanzaTech was deemed to have borrowed from Brookfield $60,031 (the “Brookfield Loan”), representing the $50,000 initial amount under the Brookfield SAFE plus accrued interest at a rate of 8.00% per annum, compounded annually from October 2, 2022 to and including February 14, 2025. The initial principal payment of $12,500 to Brookfield was due on or prior to February 21, 2025 and has been paid. For each $50,000 of aggregate equity funding required for qualifying projects presented to Brookfield in accordance with the Framework Agreement, $5,000 of the remaining outstanding principal amount (the “Remaining Amount”) under the Original Brookfield Loan Agreement would be deemed to be repaid.
On July 10, 2025, the Company and Brookfield entered into Amendment No. 1 to the Original Brookfield Loan Agreement (the “Amended Brookfield Loan Agreement”). Under the Amended Brookfield Loan Agreement, (i) the maturity date of the Brookfield Loan is extended from October 3, 2027 to December 3, 2029 (the period from October 4, 2027 to December 3, 2029, the “extension period”), (ii) interest will accrue on a daily basis on the Remaining Amount at (a) 8.00% per annum, compounded annually, through and including October 3, 2027, (b) 8.00% per annum, payable quarterly in cash, from October 4, 2027 through and including December 3, 2028 and (c) 12.00% per annum, payable quarterly in cash, from December 4, 2028 through and including December 3, 2029 and (iii) during the extension period, the deemed repayment provisions set forth in the Original Brookfield Loan Agreement associated with equity funding required for qualifying projects will not apply to eligible projects under the Amended Brookfield Framework Agreement with respect to which Brookfield has (or is deemed to have) delivered a rejection notice. The Remaining Amount, plus accrued interest will be repayable in cash upon the earlier of (i) December 3, 2029, (ii) the occurrence of certain change of control events or (iii) a breach of the Amended Brookfield Loan Agreement.
The Brookfield Loan is legal form debt and management has elected to apply the FVO with the Brookfield Loan classified as a mark-to-market liability. As of December 31, 2025, no qualifying financing had yet occurred and no qualified project investments had been presented to Brookfield, therefore no portion of the Brookfield Loan was deemed repaid. As of December 31, 2025, the fair value of the Brookfield Loan was $10,900 and was recorded within the Brookfield Loan liability on the consolidated balance sheets.
Refer to Note 10 — Fair Value Measurement for further details on the Brookfield SAFE and the Brookfield Loan’s fair value measurement and liabilities recorded as of December 31, 2025 and associated changes to their respective fair value for the year ended December 31, 2025.
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
On May 7, 2025, the Company consummated a Qualified Equity Financing with the preferred stock issuance, resulting in conversion of the Convertible Note into 340,543 shares of common stock (34,054,337 prior to the Reverse Stock Split) pursuant to the mandatory conversion provision of the Convertible Note. The fair value adjustment upon conversion was $8,132 of which $4 was booked to common stock at a par value of $0.0000001 and the remaining was recorded in additional paid-in capital in the Company’s consolidated balance sheets. The change in fair value was a gain of $43.0 million and a loss of $11.0 million for the years ended December 31, 2025 and 2024, respectively, and was included within other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss.

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
On July 22, 2024, Vellar purported to accelerate the FPA Maturity Date with respect to its portion of the Recycled Shares (i.e., 2,999,000 shares at such date, prior to the Reverse Stock Split) to July 22, 2024 in connection with the VWAP Trigger Event. It subsequently delivered to the Company a notice of default under the FPA. On July 24, 2024, the Company filed suit against Vellar under the FPA, primarily in connection with Vellar’s sale of Recycled Shares (see Note 17 — Commitments and Contingencies).
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
The Fixed Maturity Consideration was valued at $4,123 as of December 31, 2025 and 2024 which represents the fair value of the fixed portion of the Share Consideration and the Minimum Maturity Consideration and was classified as current in the consolidated balance sheets.
The FPA Put Option was valued at $30,015 as of December 31, 2025 and 2024 and was classified as non-current liability in the consolidated balance sheets.
On January 23, 2025, the Company issued 1,652,178 shares of common stock pursuant to a cashless exercise of all 2,010,000 FPA Warrants held by Vellar at a $0.30 per share exercise price (prior to the Reverse Stock Split). See Note 19 — Subsequent Events for recent events related to the FPA.

Note 9 — Preferred Stock and PIPE Warrant
Series A Convertible Senior Preferred Stock - Mezzanine Equity
On May 7, 2025 (the “Preferred Stock Closing Date”), the Company and the LanzaTech Global SPV, LLC, an entity controlled by a large existing investor (the “Preferred Stockholder”) entered into a Series A Convertible Senior Preferred Stock Purchase Agreement (as amended by Amendment No. 1 to the Series A Convertible Senior Preferred Stock Purchase Agreement, dated June 2, 2025, and Amendment No. 2 to the Series A Convertible Senior Preferred Stock Purchase Agreement, dated September 22, 2025, the “Preferred Stock Purchase Agreement”) pursuant to which the Company agreed to issue and sell 20,000,000 shares of Series A Convertible Senior Preferred Stock (“Preferred Stock”) to the Preferred Stockholder for $2.00 per share for an aggregate purchase price of $40.0 million (the “Preferred Stock Issuance”), subject to certain closing conditions described therein, and which shares were convertible at any time at the option of the Preferred Stockholder into 200,000 shares of common stock. The Preferred Stock Issuance was consummated on the Preferred Stock Closing Date. Preferential cumulative dividends accrue on each share of Preferred Stock on a daily basis in arrears at 8.0% per annum and once accrued shall not be declared or paid but shall be added to the liquidation value of such share of Preferred Stock. Subject to applicable law, upon the occurrence of a change of control, certain bankruptcy related events, a sale of all or substantially all assets of the Company or a material subsidiary thereof or a material breach by the Company of the terms of the Preferred Stock, the Company is required to make an irrevocable and unconditional offer to holders of the Preferred Stock to redeem all of the then-outstanding shares of Preferred Stock (a “Mandatory Redemption”). The redemption price for each share of Preferred Stock redeemed in a Mandatory Redemption is equal to an amount per share of 1.5x its liquidation value plus any accumulated and unpaid dividends that have not been added to the liquidation value as of the relevant date of determination. Upon the occurrence of certain bankruptcy related events, all outstanding Preferred Stock will be deemed automatically surrendered to the Company, redeemed and extinguished in exchange for a promissory note. If the Company is prohibited by law from redeeming all shares of Preferred Stock upon a Mandatory Redemption, then the Company shall redeem the maximum aggregate number of shares of Preferred Stock permitted by law, on a pari passu basis. Any shares of Preferred Stock that are not redeemed pursuant to the immediately preceding sentence shall remain outstanding. The Company classifies the Preferred Stock as mezzanine equity (temporary equity) outside of permanent equity on the consolidated balance sheets. This classification reflects provisions in the Preferred Stock Purchase Agreement that could require redemption of the shares upon the occurrence of a liquidation or deemed liquidation event, such as a change of control, which is not solely within the Company’s control. See Note 19 — Subsequent Events for discussion of the automatic conversion of all outstanding shares of Preferred Stock into common stock.
PIPE Warrant
Pursuant to the Preferred Stock Purchase Agreement, the Company also agreed to provide the Preferred Stockholder the contingent opportunity to participate in the potential future equity appreciation of the Company in the form of the PIPE Warrant that, similar to a structuring fee, would be issued and exercisable if and only if certain conditions were satisfied prior to May 7, 2026, including obtaining a required stockholder vote and additional Financing meeting specified criteria. If issued, the PIPE Warrant would provide for the issuance of an aggregate of 7,800,000 shares of common stock at an exercise price equal to $0.0000001 per share (subject to adjustments in certain events) and the other terms to be set forth in the PIPE Warrant. Pursuant to the Preferred Stock Purchase Agreement, the parties agreed that the PIPE Warrant would only be exercised upon consummation of a Subsequent Financing or, with the Preferred Stockholder’s consent, an Other Financing. The initial form of the PIPE Warrant provided that, if the Conditions to Exercise are satisfied, each PIPE Warrant will be deemed automatically exercised on a cashless, net-exercise basis at such time (the time immediately following such automatic exercise, the “Expiration Time”) and would terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026. As discussed under Note 19 — Subsequent Events, the PIPE Warrant with amended terms was issued on January 21, 2026 concurrently with the consummation of the January 2026 Financing. The PIPE Warrant, as amended, provides that it is exercisable at any time prior to 5:00 p.m. New York City time on December 31, 2026 (the “Expiration Time”), and, if unexercised, will be automatically exercised on a cashless (net‑share) basis immediately prior to the Expiration Time.
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
The Preferred Stock Purchase Agreement provided that the Subsequent Financing must be consummated, if at all, no later than October 15, 2025. The Company did not consummate a Subsequent Financing by October 15, 2025 and, as of December 31, 2025, had not consummated an Other Financing. See Note 19 — Subsequent Events for developments subsequent to December 31, 2025.

Note 10 — Fair Value Measurement
The following table presents the Company’s fair value hierarchy for its assets and liabilities measured at fair value as of December 31, 2025 and December 31, 2024 (in thousands). All share and per share amounts included below relating to transactions prior to the Reverse Stock Split are presented at pre-split amounts:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$6,857	$—	$—	$6,857
Total assets	$6,857	$—	$—	$6,857

Liabilities:
FPA Put Option liability	$—	$—	$30,015	$30,015
Fixed Maturity Consideration and current FPA Put Option liability	—	—	4,123	4,123
Brookfield Loan liability	—	—	10,900	10,900
IPO Private Placement Warrants	—	—	10	10
Public Warrants	—	—	1	1
Total liabilities	$—	$—	$45,049	$45,049

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$30,136	$—	$—	$30,136
Total assets	$30,136	$—	$—	$30,136

Liabilities:
Convertible Note	$—	$—	$51,112	$51,112
FPA Put Option liability	—	—	30,015	30,015
Fixed Maturity Consideration	—	—	4,123	4,123
Brookfield SAFE liability	—	—	13,223	13,223
IPO Private Placement Warrants	—	—	1,432	1,432
Public Warrants	2,099	—	—	2,099
Total Liabilities	$2,099	$—	$99,905	$102,004
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
The following table represents the inputs used in calculating the fair value of the prepaid forward contract and the Fixed Maturity Consideration as of December 31, 2024 on a pre-Reverse Stock Split basis:

December 31, 2024
Stock price	$1.37
Term (in years)	0
Expected volatility	N/A
Risk-free interest rate	N/A
Expected dividend yield	—%
The Company filed suit under the FPA against Vellar in July 2024 and fully settled the FPA pursuant to its terms with ACM in October 2024 (see Note 8 — Forward Purchase Agreement, Note 17 — Commitments and Contingencies, and Note 19 — Subsequent Events).
Convertible Note
The Company has elected to measure the Convertible Note using the fair value option under ASC 825. On May 7, 2025, the Company consummated a Qualified Equity Financing with the Series A Preferred Stock Issuance, resulting in the conversion of the Convertible Note into 340,543 shares of common stock pursuant to the mandatory conversion provision of the Convertible Note.
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
Significant inputs for Level 3 Brookfield SAFE measurement as of February 14, 2025 and December 31, 2024 are as follows:

	February 14, 2025	December 31, 2024
Initial purchase amount	$50,000	$50,000
Liquidity price	$10.00	$10.00
Stock price	$0.75	$1.37
Term (in years)	0.88	3.11
Expected volatility	60.0%	67.5%
Risk-free interest rate	4.3%	4.3%
Expected dividend yield	—%	—%
Brookfield Loan
The Brookfield Loan is legal form of debt, and management has elected to apply the FVO with the Brookfield Loan classified as a mark-to-market liability. As of February 14, 2025, there were no cash flows associated with execution of the Brookfield Loan, however the initial principal payment of $12,500 to Brookfield was due on or prior to February 21, 2025 and has been paid. The Brookfield Loan accrues interest at a rate of (a) 8.00% per annum, compounded annually through and including October 3, 2027, (b) 8.00% per annum, payable quarterly in cash, from October 4, 2027 through and including December 3, 2028 and (c) 12.00% per annum, payable quarterly in cash, from December 4, 2028 through and including December 3, 2029.
The fair value of the Brookfield Loan was determined using a scenario-weighted discounted cash flow model on the adjusted remaining portion of the Brookfield Loan and the Company’s expectation to present projects to Brookfield to result in the Brookfield Loan liability being deemed as repaid at 50% as of December 31, 2025. The remaining portion outstanding is adjusted for repayment at maturity.
Significant inputs for Level 3 Brookfield Loan measurement as of December 31, 2025, July 10, 2025, and February 14, 2025 are as follows:

	December 31, 2025	July 10, 2025	February 14, 2025
Adjusted remaining amount	$25,470	$24,526	$10,123
Term (in years)	3.8	3.3	1.46
Discount rate	40.0%	40.0%	40.0%

PIPE Warrant
Pursuant to the Preferred Stock Purchase Agreement, the Company also agreed to provide the Preferred Stockholder the contingent opportunity to participate in the potential future equity appreciation of the Company in the form of the PIPE Warrant that, similar to a structuring fee, would be issued if and only if certain conditions were satisfied prior to May 7, 2026, including obtaining a required stockholder vote and additional Financing meeting specified criteria. If issued, the PIPE Warrant would provide for the issuance of an aggregate of 7,800,000 shares of common stock at an exercise price equal to $0.0000001 per share (subject to adjustments in certain events) and the other terms to be set forth in the PIPE Warrant. Pursuant to the Preferred Stock Purchase Agreement, the parties agreed that the PIPE Warrant would only be exercised upon consummation of a Subsequent Financing or, with the Preferred Stockholder’s consent, an Other Financing. The initial form of the PIPE Warrant provided that if the Conditions to Exercise are satisfied, the PIPE Warrant will be deemed automatically exercised on a cashless, net-exercise basis at such time (the time immediately following such automatic exercise, the “Expiration Time”). The PIPE Warrant will terminate at the earlier of (i) the Expiration Time and (ii) May 7, 2026. As discussed under Note 19 — Subsequent Events, the PIPE Warrant with amended terms was issued on January 21, 2026 concurrently with the consummation of the January 2026 Financing. The PIPE Warrant, as amended, provides that it is exercisable at any time prior to 5:00 p.m. New York City time on December 31, 2026 (the “Expiration Time”), and, if unexercised, will be automatically exercised on a cashless (net‑share) basis immediately prior to the Expiration Time.
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
The Company did not consummate a Subsequent Financing by October 15, 2025 and as of December 31, 2025, had not consummated an Other Financing. See Note 19 — Subsequent Events for developments subsequent to December 31, 2025.
Public Warrants and IPO Private Placement Warrants
As part of AMCI’s initial public offering (“IPO”), AMCI issued warrants to third-party investors. Each public warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $1,150 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, AMCI completed the private sale of warrants. Each private sale warrant allows the holder to purchase one share of the Company’s common stock at $1,150 per share. Additionally, prior to the consummation of the Business Combination, AMCI issued warrants for the settlement of a working capital loan. The working capital warrants have the same terms as the private sale of warrants issued at the IPO. Warrants sold in the private sale at the IPO and the warrants issued to convert the working capital loan are collectively referred to as the “IPO Private Placement Warrants”. In connection with the IPO, the Company has 78,081 Public Warrants and 44,661 IPO Private Placement Warrants outstanding as of December 31, 2025.
For the Public Warrants, the Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value. Changes in fair value are recorded in other income (expense), net within the consolidated statements of operations and comprehensive loss. The Company recognized decreases in the fair value of the liability of $2,098 and $1,600 during the years ended December 31, 2025 and 2024, respectively.

The fair value of the IPO Private Placement Warrants was estimated using a Black-Scholes option pricing model. The Company recognized decreases in fair value of the liability of $1,422 and $2,483 for the years ended December 31, 2025 and 2024, respectively. Changes in fair value are recorded on the consolidated statements of operations and comprehensive loss within other income (expense), net.
The following table represents the weighted average inputs used in calculating the fair value of the IPO Private Placement Warrants outstanding as of December 31, 2025 and December 31, 2024. December 31, 2025 amounts reflect post-reverse Stock Split figures, whereas December 31, 2024 amounts reflect pre-Reverse Stock Split figures:

	December 31, 2025	December 31, 2024
Stock price	$13.76	$1.37
Exercise price	$1,150.00	$11.50
Term (in years)	2.11	3.11
Expected volatility	115.0%	97.5%
Risk-free interest rate	3.48%	4.28%
Expected dividend yield	—%	—%
The following tables represent reconciliations of the fair value measurements of the assets and liabilities using significant unobservable inputs (Level 3) (in thousands):

	Convertible Note	PIPE Warrant	FPA Put Option	Fixed Maturity Consideration	Brookfield SAFE	Brookfield Loan	IPO Private Placement Warrants
Balance as of January 1, 2025	$(51,112)	$—	$(30,015)	$(4,123)	$(13,223)	$—	$(1,432)
Extinguishment of the Brookfield SAFE	—	—	—	—	13,274	—	—
Issuance of PIPE Warrant	—	(24,950)	—	—	—	—	—
Issuance of the Brookfield Loan	—	—	—	—	—	(19,490)	—
Partial settlement of the Brookfield Loan	—	—	—	—	—	12,500	—
Extinguishment of the Brookfield Loan	—	—	—	—	—	12,300	—
Issuance of the Amended Brookfield Loan	—	—	—	—	—	(12,300)	—
Reclassification of PIPE Warrant to equity	—	16,150	—	—	—	—	—
Conversion of Convertible Note to common stock	8,132	—	—	—	—	—	—
(Loss) gain recognized in other expense, net on the consolidated statement of operations and comprehensive loss	42,980	8,800	—	—	(51)	(3,910)	1,422
Balance as of December 31, 2025	$—	$—	$(30,015)	$(4,123)	$—	$(10,900)	$(10)

	Convertible Note	FPA Put Option	Fixed Maturity Consideration	Brookfield SAFE	IPO Private Placement Warrants
Balance as of January 1, 2024	$—	$(37,523)	$(7,228)	$(25,150)	$(3,914)
Issuance of the Convertible Note	(40,150)	—	—	—	—
Partial settlement of Forward Purchase Agreement	—	30,000	4,123	—	—
(Loss) gain recognized in other expense, net on the consolidated statement of operations and comprehensive loss	(10,962)	(22,492)	(1,018)	11,927	2,482
Balance as of December 31, 2024	$(51,112)	$(30,015)	$(4,123)	$(13,223)	$(1,432)

Note 11 — Other Current Assets
As of December 31, 2025 and 2024 other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Inventory	$684	$2,156
Materials and supplies	2,429	3,583
Prepaid assets	2,059	3,416
Other	5,284	5,875
Total	$10,456	$15,030

Note 12 — Property, Plant and Equipment, net
The Company’s property, plant and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Plant and Equipment	$44,910	$45,014
Leasehold improvements	4,434	7,012
Office Equipment and furniture	2,625	2,351
Vehicles	92	92
Land	64	64
Other	933	932
Construction in progress	4,988	4,638
	$58,046	$60,103

Less accumulated depreciation and amortization	$40,918	$37,770

Property, plant and equipment, net	$17,128	$22,333
Depreciation for the years ended December 31, 2025 and 2024 totaled $4,227 and $5,567, respectively.

Note 13 — Income Taxes
The Company is subject to federal and state income taxes in the United States, as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely. The Company and its foreign subsidiaries have historically been loss generating entities that have resulted in no excess earnings to consider for repatriation and accordingly there were no deferred income taxes recognized for the years ended December 31, 2025 and 2024.
The Company recorded no income tax expense for the years ended December 31, 2025 and 2024, representing an effective tax rate of 0%. The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in the years ended December 31, 2025 and 2024 was primarily due to a full valuation allowance related to the Company's U.S. and foreign deferred tax assets. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.
The Company conducts business in multiple jurisdictions within and outside the United States. Consequently, the Company is subject to periodic income tax examinations by domestic and foreign income tax authorities. The Company is subject to audits for tax years 2019 and onward for federal purposes. There are tax years which remain subject to examination in various other state and foreign jurisdictions that are not material to the Company's financial statements.

The components of loss before income taxes, net are as follows (in thousands):

	Years Ended December 31,
	2025	2024
United States	$(44,717)	$(136,223)
Foreign	(4,234)	(1,508)
Total	$(48,951)	$(137,731)
The Company does not have any current or deferred taxes in either the United States or its foreign operations.
We adopted ASU 2023-09, Improvements to Income Tax Disclosures, prospectively. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 is as follows (in thousands, expect percentages):

	Year Ended December 31,
	2025
Income tax (benefit) at the statutory federal income tax rate	$(10,280)	21.0%
State and local taxes
State and local taxes	(2,228)	4.6%
Valuation allowance	2,228	(4.6)%
Foreign tax effects
Netherlands
Foreign tax rate differential	(181)	0.4%
Valuation allowance	974	(2.0)%
Other foreign jurisdictions	97	(0.2)%
Valuation allowance	7,107	(14.5)%
Nondeductible or nontaxable items
Nondeductible loss on stock	1,111	(2.3)%
Share-based compensation	1,085	(2.2)%
Other	87	(0.2)%
Total income tax expense (benefit)	—	—%

The following table is a reconciliation of income taxes computed at the statutory federal income tax rate (21.0% federal income tax rate in the United States for 2024) to the income tax expense (benefit) reflected in the consolidated statement of operations and comprehensive loss (in thousands, except percentages):

	Year Ended December 31,
	2024
Income tax (benefit) at the statutory federal income tax rate	$(28,924)	21.0%
Foreign tax rate differential	102	(0.1)%
State and local taxes	(12,148)	8.8%
Share Based Compensation	547	(0.4)%
Nondeductible loss on stock	1,126	(0.8)%
Valuation allowance	34,544	(25.1)%
Expiring NOLs	1,109	(0.8)%
Other	3,644	(2.6)%
Total income tax expense (benefit)	$—	—%
Deferred Taxes
Significant components of deferred tax assets and liabilities were as follows (in thousands):

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss and credit carryforwards	$178,709	$150,372
Stock-based compensation	6,850	6,636
Operating lease liability	5,156	9,551
Accrued expenses	82	168
Deferred revenue	125	203
Equity method investment	1,213	3,875
R&D capitalization	26,752	38,517
Other	1,383	4,357
Total deferred tax assets	220,270	213,679
Valuation allowance	(215,942)	(205,566)
Total net deferred tax asset	4,328	8,113

Deferred tax liabilities:
Operating lease asset	(4,328)	(8,113)
Other	—	—
Total deferred tax liabilities	(4,328)	(8,113)
Net deferred income tax assets and liabilities	$—	$—
At December 31, 2025 and 2024, the Company had $561,099 and $456,014, respectively, of tax losses and credits carried forward subject to shareholder continuity and acceptance in the countries where the Company has tax losses carried forward. R&D tax credits included within these amounts are $35,111 and $35,111 for the respective periods, which may be available to offset future income tax liabilities. At December 31, 2025 and 2024, the net operating loss and credit carryforwards were comprised of $469,278 and $376,507 in the United States,$41,833 and $34,019 in state and local jurisdictions, $49,481 and $45,456 in foreign jurisdictions, respectively. At December 31,

2025 and 2024, the Company had net operating loss carryforwards of approximately $155,787 and $148,511, respectively, that expire in various years from 2026 through 2045, plus $370,202 and $272,391, respectively, for which there is no expiration date.
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
In assessing the realizability of deferred tax assets, the Company assesses whether it is more-likely-than-not that a portion or all of the deferred tax assets will not be realized. The Company considers the scheduled reversal of deferred tax liabilities, tax planning strategies and projected future taxable income in making this assessment. At December 31, 2025 and 2024, a valuation allowance of $215,942 and $205,566, respectively, was recorded against certain deferred tax assets based on this assessment. The Company believes it is more-likely-than-not that the tax benefit of the remaining net deferred tax assets will be realized. The amount of net deferred tax assets considered realizable could be increased or reduced in the future if the Company’s assessment of future taxable income or tax planning strategies changes.
The Company and its foreign subsidiaries have historically been loss generating entities that have resulted in no excess earnings to consider for repatriation and accordingly there were no deferred income taxes recognized as of December 31, 2025 and 2024.
At December 31, 2025 and 2024, the Company had no tax liability or benefit related to uncertain tax positions. No interest or penalties related to uncertain taxes have been recognized on the accompanying consolidated statements of operations. Management does not expect a significant change in uncertain tax positions during the twelve months subsequent to December 31, 2025.
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
In July 2025, the One Big Beautiful Bill Act (OBBBA) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of research and development expenditures under Internal Revenue Code Section 174, extension of bonus depreciation, and revisions to international tax regimes. The Company recognized the impacts of OBBBA as part of its 2025 financial statements while maintaining a full valuation allowance.
The OECD has issued a framework for a global minimum tax (Pillar Two), and certain jurisdictions have enacted related legislation. At this time, we do not expect the adoption of such legislation to have a material effect on our results of operations, financial position or cash flows.

Note 14 — Share-Based Compensation
In 2023, the Company adopted the LanzaTech Long-Term Incentive Plan (the “LTIP”) in conjunction with the closing of the Business Combination. The LTIP provides for grants of a variety of awards to employees, directors, and other service providers to the Company, including, but not limited to stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance awards and other stock-based awards or cash incentives. As of December 31, 2025, the Company is authorized to issue 313,668 awards under the LTIP. Prior to the effective date of the closing of the Business Combination, the Company granted awards under the LanzaTech NZ Inc. 2013 Stock Plan, the LanzaTech NZ Inc. 2015 Stock Plan, and the LanzaTech NZ, Inc. 2019 Stock Plan, (collectively, the “Prior Stock Plans”).
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
The market-based RSUs have both a time-based and a market-based vesting component. Both components must be met for the award to vest. The market-based RSUs are subject to a three-year annual pro-rata vesting schedule whereby the awards generally vest in three equal tranches on the first, second, and third anniversaries of the vesting commencement date, subject to grantee’s continued service through each vesting date. The market-based vesting component is satisfied if on any date during the period beginning on the 151st date following the vesting commencement date and ending on the fifth anniversary of the vesting commencement date, the average closing price of a share of the Company’s common stock, equals or exceeds $1,150, determined using the closing share price from the 20 trading days preceding such determination date.
A summary of the unvested time-based and market-based RSUs for the year ended December 31, 2025, were as follows:

	Time-based RSUs		Market-based RSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested Outstanding at January 1, 2025	40	$322.27	37	$170.11
Granted	—	—	—	—
Vested	(16)	324.74	—	0.00
Cancelled/forfeited	(11)	323.01	(1)	161.00
Non-vested Outstanding at December 31, 2025	13	$318.62	36	$170.29
Compensation expense related to the time-based RSUs was $3,130 and $5,355 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, $1,811 of unrecognized compensation cost related to time-based RSUs will be recognized over a weighted-average period of 1.03 years.
Compensation expense related to the market-based RSUs was $639 and $1,958 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, $91 of unrecognized compensation costs related to market-based RSUs will be recognized over a weighted-average period of 0.31 years.

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
Stock option awards outstanding as of December 31, 2025 and changes during the year ended December 31, 2025, were as follows:

	Shares subject to option (thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2025	187	$210.93
Vested and expecting to vest at January 1, 2025	187	210.93
Exercisable at January 1, 2025	128	167.46
Granted	—
Exercised	—
Cancelled/forfeited	(19)	192.31
Expired	(30)	265.01
Outstanding at December 31, 2025	138	$209.64	4.09	$—
Vested and expecting to vest at December 31, 2025	138	209.64	4.09	—
Exercisable at December 31, 2025	117	$189.19	3.41	$—
Compensation expenses related to the stock options was $3,509 and $6,132 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, $1,986 of unrecognized compensation costs related to stock options will be recognized over a weighted-average period of 1.03 years.
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

Note 15 — Related Party Transactions
As of December 31, 2025 and 2024, the Company had equity ownership in LanzaJet and SGLT (see Note 5 — Investments for further details). The table below summarizes amounts related to transactions with these related parties (in thousands):

	December 31,
	2025	2024
Accounts receivable	$2,281	$2,452
Contract assets	—	399
Notes receivable	—	5,789
Accounts payable	$—	$234
The following table presents revenue from related parties per disaggregated revenue categories:

	Years Ended December 31,
	2025	2024
Revenue from related parties, included within Licensing	$19,843	$11,297
Revenue from related parties, included within Engineering and other services	654	1,784
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
In connection with the formation of LanzaJet, the Company entered into a transition services agreement with LanzaJet, primarily for the access and use of certain equipment and spaces. For the years ended December 31, 2025 and 2024, the Company recognized immaterial amounts of revenue from related parties, in connection with this agreement.
In addition to the licensing and sublicensing of its intellectual property, pursuant to the Original Investment Agreement as described in Note 5 — Investments, the Company provides certain engineering and other services related to a gas-to-jet demonstration plant currently in development by LanzaJet and other projects whereby LanzaJet is the customer. As the project has reached completion, the Company recognized immaterial amounts of revenue for ad-hoc services during the years ended December 31, 2025 and 2024.
In December 2023, LanzaTech sold LanzaJet the right to utilize some of LanzaTech’s completed engineering work as a basis for future LanzaJet projects for a price of $2,000 and recorded a $2,000 receivable. The payment will be offset against the license fees LanzaTech would pay to LanzaJet for the use of their technology in the Company’s projects. A license agreement is in process and is expected to be executed in 2026, at which time the Company’s $2,000 receivable as of December 31, 2025, will be reduced to the extent of payments due and payable under the license agreement. The Company recognized $231 and $231 in deferred profit for the years ended December 31, 2025 and 2024.
In May 2020, the Company entered into an agreement to lease certain land to a subsidiary of LanzaJet and recognized lease revenue on a straight-line basis over the life of the lease agreement. Refer to Note 18 — Leases, for additional information.
Second A&R LanzaJet Investment Agreement
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
Among other changes, the Second A&R LanzaJet Investment Agreement eliminates the SPE Investment Condition and provides that LanzaJet will issue to the Company (1) a second tranche of 15,000,000 LanzaJet shares on a date promptly following the execution of the Second A&R LanzaJet Investment Agreement and (2) a third tranche of 15,000,000 LanzaJet shares no later than December 31, 2025, subject to achieving a certain development milestone.
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
LanzaJet Stockholders’ Agreement
In connection with the Investment Agreement, on April 1, 2021, the Company entered into an amended and restated stockholders’ agreement with LanzaJet, Shell, Mitsui, British Airways and Suncor (as amended, the “LanzaJet Stockholders’ Agreement”). Under the LanzaJet Stockholders’ Agreement, each party is required to hold and vote its shares of LanzaJet stock to ensure that LanzaJet’s board of directors (the “LanzaJet board”) is composed of eight directors: one designee from each of British Airways, Mitsui, Suncor and Shell, two LanzaTech designees (one of which will be the chairperson), LanzaJet’s chief executive officer, and one independent director. Each party must hold a certain number of shares of LanzaJet common stock in order to maintain their respective designated board seats. Pursuant to the agreement, if a party votes to remove its designated director from the LanzaJet board, the other parties must also vote in favor of removal. If a party fails to comply with its obligations under the second tranche investments provided for in the LanzaJet Investment Agreement, the other parties may vote to remove that party’s designee, and such party will forfeit its designated LanzaJet board seat in exchange for the right to designate a non-voting observer to the LanzaJet board.
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
As of December 31, 2025, the carrying amount of the note receivable from LanzaJet was reduced to zero along with the Company’s previous equity method investment in LanzaJet. These reductions reflect LanzaJet’s share of losses attributable to the Company under the equity method accounting. As the Company’s share of losses exceeded its investment balance the Company previously tracked additional losses off-balance sheet. As of December 31, 2025 the carrying amount of the Company’s current equity method investment in LanzaJet was $13,272 as a result of LanzaJet sublicensing our technology to two of their customers. The Company’s share of future LanzaJet’s losses will first be applied to this investment balance prior to being tracked off-balance sheet. The Company will continue to monitor LanzaJet’s financial results and track its share of any future off-balance sheet activity until profits exceed off-balance sheet losses in which those profits will be recorded to Income (loss) from equity method investees, net in our consolidated statements of operations and comprehensive loss. (See Note 5 — Investments).
In February 2026, the Second A&R LanzaJet Investment Agreement, the Stockholders’ Agreement, LanzaJet Stockholders’ Agreement and the LanzaJet Note Purchase Agreement were amended. See “Note 19 – Subsequent Events”.
SGLT
The Company supplies SGLT with certain water-soluble organic compounds required in the Company's proprietary gas fermentation process, small-size equipment and consulting services. For the years ended December 31, 2025 and 2024, the Company recognized an immaterial amount of revenue. The Company also provided engineering services and incurred costs of $716 and $1,017 for the years ended December 31, 2025 and 2024, respectively.

Note 16 — Reportable Segment
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
The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets. The table below presents the Company’s consolidated operating results including significant segment expenses:

	Years Ended December 31,
	2025	2024
Consolidated Revenues	$55,845	$49,592
Less
Consolidated Cost of Sales	30,544	25,970
Salaries and benefits expenses[1]	54,390	75,710
External service providers[1]	27,688	29,359
Other Operating expenses (net of recharges)	22,379	27,486
Net loss from operations	$(79,156)	$(108,933)
Other income (expense), net	42,753	(14,564)
Loss from equity method investees, net	(12,548)	(14,234)
Net loss	$(48,951)	$(137,731)
(1) Includes those salaries and benefits and external service providers expenses recharged into cost of sales.
For disaggregation of the Company’s revenues by customer location and contract type, see Note 4 — Revenues and for major customers, see Note 2 — Summary of Significant Accounting Policies.
Total expenditure on long-lived asset is disclosed in Note 12 — Property, Plant and Equipment, net. The following table presents long-lived assets by geographic region as of the periods presented:

	December 31,
	2025	2024
United States	$15,446	$20,729
Foreign	1,682	1,604
Total	$17,128	$22,333

Note 17 — Commitments and Contingencies
Litigation
The Company is, and may from time to time be, involved in legal proceedings and exposed to potential claims in the normal course of business.
Schara litigation
In May 2024, a putative class action complaint (the “Complaint”) was filed in the Delaware Court of Chancery against LanzaTech f/k/a/ AMCI, AMCI Sponsor II LLC (“AMCI Sponsor”) and the individual directors of AMCI (the “Director Defendants”) for purported damages arising from the Business Combination. The Company was subsequently voluntarily dismissed from the case in July 2024, before it was required to respond to the Complaint. The Complaint asserts claims for (i) breach of fiduciary duty against the Director Defendants; and (ii) unjust enrichment against AMCI Sponsor and the Director Defendants. As the surviving entity following the merger at issue, the Company has certain indemnification obligations to the Director Defendants in connection with the defense of the litigation. The Director Defendants have agreed to a settlement amount which was approved by the Court on March 4, 2026, and will be funded by the Company in April. The Company has notified the relevant D&O insurance carriers of the litigation and while the Director Defendants are covered for such costs by directors’ and officers’ insurance, such coverage is subject to a retention of $5,000.
FPA litigation
In relation to the FPA, the Company’s volume-weighted average share price was below $3.00 per share for 50 trading days during the 60 day consecutive trading period ended on July 1, 2024 (the “VWAP Trigger Event”). On July 22, 2024, Vellar (one of the Purchasers) notified the Company of a VWAP Trigger Event, purporting to accelerate the FPA Maturity Date of its portion of the Recycled Shares (i.e., 2,990,000 shares at such date, prior to the Reverse Stock Split) to July 22, 2024. Vellar asserts that it is entitled to: (i) the Maturity Consideration of $7,500 (payable at the Company’s option in cash or shares of common stock valued at the average daily VWAP Price (as defined in the FPA) over 30 scheduled trading days ending on the accelerated FPA Maturity Date of July 22, 2024 of $1.91 per share, prior to the Reverse Stock Split) and (ii) Share Consideration of $2,539, payable in cash, in each case, due and payable on July 24, 2024. On July 25, 2024 the Company received a notice from Vellar pursuant to the FPA, stating that the Company is in default of its payment obligations. On July 30, 2024, the Company received a notice of an event of default under the FPA from Vellar that (i) designated such date as the early termination date of the FPA and (ii) purports to result in an early termination cash payment of $4,164 becoming due to Vellar (equating to the sum of the Maturity Consideration and the Share Consideration minus the VWAP Price (as defined in the FPA) (as of July 29, 2024) of Vellar’s portion of the Recycled Shares).
On July 24, 2024, LanzaTech filed suit in New York state court against Vellar, primarily in connection with Vellar’s sale of Recycled Shares, which LanzaTech alleged were in breach of the FPA’s requirement that Recycled Shares be held in a bankruptcy remote special purpose vehicle for the benefit of the Company unless the sale was noticed to the Company as part of an early termination, which Vellar had not done. LanzaTech believes that Vellar’s notice regarding the VWAP Trigger Event and consequently, its notice of an event of default, is not valid and accordingly, that no payments are owed to Vellar in connection with the purported acceleration of the FPA Maturity Date or early termination of the FPA. In August 2024, Vellar removed this state court action to the federal court in the Southern District of New York. In September 2024 LanzaTech filed an amended complaint alleging breach of contract, breach of the duty of good faith and fair dealing and unjust enrichment. In October 2024, Vellar filed a motion to dismiss the amended complaint and in November 2024 Company filed an opposition to the motion. Vellar’s October 2024 motion to dismiss was granted as to the breach of contract and unjust enrichment claims and denied as to the claimed breach of the duty of good faith and fair dealing.
On October 23, 2024, Vellar filed a countersuit against the Company in federal court in the Southern District of New York, alleging breach of the FPA, and seeking $4,164 plus interest. On October 24, 2024, Vellar sought advancement of certain expenses from the Company in connection with this litigation. The Company denied the request on October 28, 2024. Vellar filed a motion for advancement of fees on November 20, 2024, which LanzaTech opposed and which was subsequently denied.
In April 2025, Vellar filed a motion to amend its complaint and a motion to consolidate the two related actions between LanzaTech and Vellar. Both motions were granted and the two suits were consolidated in April 2025. Vellar filed its amended complaint on April 23, 2025, adding a claim for breach of the FPA Warrants, to which LanzaTech and Vellar are parties and seeking damages, including liquidated damages under the FPA Warrants. LanzaTech filed an answer to the amended complaint on May 14, 2025. In February 2026, LanzaTech and Vellar agreed to a settlement and compromise of the consolidated actions, including a cash settlement payment made to Vellar by LanzaTech in February 2026. The parties subsequently filed stipulations of voluntary dismissal which were granted on March 5, 2026. Thus, the FPA litigation has concluded.
Convertible Note Litigation
On May 16, 2025, Carbon Direct Capital, the former holder of the Convertible Note, commenced a lawsuit against the Company in the Supreme Court of the State of New York (“Supreme Court”). The complaint filed in the action contends that the mandatory conversion of the Convertible Note formerly held by Carbon Direct Capital in connection with the Series A Preferred Stock Issuance, is invalid under the terms of the Convertible Note, and even if a mandatory conversion had occurred, Carbon Direct Capital would be entitled to consideration in the form of Series A Preferred Stock and PIPE Warrant rather than the shares of common stock that the Company issued to Carbon Direct Capital in the mandatory conversion. Simultaneously with filing the complaint, Carbon Direct Capital moved via order to show cause for a temporary restraining order and preliminary injunction voiding the mandatory conversion under the Convertible Note and sought expedited discovery. On May 21, 2025, the Supreme Court denied Carbon Direct Capital’s request for a temporary restraining order. On June 13, 2025, the Supreme Court denied Carbon Direct Capital’s motion for a preliminary injunction. On July 3, 2025, the Supreme Court granted the Company’s motion to dismiss Carbon Direct Capital’s complaint in full, finding that plaintiff had failed to state a claim for breach of contract or breach of the implied covenant of good faith and fair dealing. On August 1, 2025, Carbon Direct Capital filed a notice of appeal to the Appellate Division, First Department of the Supreme Court’s decision dismissing the complaint. On January 27, 2026, the First Department unanimously affirmed the Supreme Court’s dismissal of Carbon Direct Capital’s complaint in full. The deadline for Carbon Direct Capital to file an application for leave to appeal to the New York Court of Appeals was February 26, 2026, and no application was filed.
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

Note 18 — Leases
Lease Commitments
In May 2025, the Company amended the operating lease for its corporate headquarters in Skokie IL., the terms of which terminated certain floors of the leased space and was treated as a lease modification as of the effective date. The partial lease termination of the corporate headquarters leased space resulted in a reduction in the Company’s future minimum fixed lease obligations as of the lease modification date. As a result of the partial lease termination, the Company remeasured its operating lease liabilities and recorded a decrease of $13,085 to reflect the reduced lease payments. The Company also recorded a decrease to right-of-use assets of $13,025 based on the proportionate decrease in the right-of-use asset, which resulted in a gain of $60 recognized in other income (expense), net within the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2025. The lease liability was remeasured using a revised incremental borrowing rate (“IBR”) of 8.0% as of the amendment date in determining the present value of lease payments. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.
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
Total operating lease costs and variable lease costs for the years ended December 31, 2025 and 2024 were $3,053 and $3,641 and $3,789 and $3,703, respectively. Cash paid for amounts included in the measurement of operating lease liabilities for the years ended December 31, 2025 and 2024 was $3,163 and $1,058, respectively.
As of December 31, 2025, lease payments for operating leases for the Company’s office facility and laboratories was as follows (in thousands):

Year ending December 31,
2026	$1,111
2027	2,324
2028	2,231
2029	2,265
2030	2,328
Thereafter	15,415
Total future lease payments	$25,674
Less: imputed interest	9,110
Total lease liabilities	$16,564
The following is a summary of weighted average remaining lease term and discount rate for all of the Company’s operating leases:

	Years Ended December 31,
	2025	2024
Weighted average remaining lease term (years)	11	12
Weighted average discount rate	8.00%	7.50%

Lessor accounting
In May 2020, the Company executed an agreement to lease certain land to a subsidiary of LanzaJet for a period of 10 years with an option to renew this lease for five additional periods of one year with minimum annual rent due. This agreement is accounted for as an operating lease. Through August 2024, the lease was amended three times to modify the scope of the renting areas, increase the annual rent and increase the term from 10 years to 12 years with an option to renew this lease for thirteen additional periods of one year. The Company recognizes lease revenue on a straight-line basis over the life of the lease agreement. For the year ended December 31, 2025, we recognized $155 of revenue included in revenue from related party transactions in the consolidated statements of operations. The future minimum lease payments owed to the Company from the lease agreement at December 31, 2025, was as follows (in thousands):

Year ending December 31,
2026	$155
2027	155
2028	155
2029	155
2030	155
Thereafter	777
Total	$1,552

Note 19 — Subsequent Events
January 2026 Financing and Related Transactions
On January 21, 2026, the Company completed a private placement of its common stock to certain existing and new institutional investors pursuant to subscription agreements, issuing 4,000,000 shares (“Subscribed Shares”) at $5.00 per share for gross proceeds of $20.0 million, and 510,968 bonus shares to such investors in consideration for funding their purchase price no later than January 21, 2026 (the “January 2026 Financing”). The securities were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act. These transactions do not affect the Company’s financial position or results for the periods presented.
On January 21, 2026, the Company filed a Second Amended and Restated Certificate of Designation for its Series A Convertible Senior Preferred Stock, which, upon the closing of the January 2026 Financing, resulted in the automatic conversion of all outstanding shares of Preferred Stock into 3,250,322 shares of common stock (the “Preferred Stock Conversion”) and eliminated the Preferred Stock’s mandatory redemption provisions. The Preferred Stock Conversion occurred after year‑end and does not affect previously reported results.
Concurrently with the January 2026 Financing and pursuant to the Preferred Stock Purchase Agreement, the Company issued to the Preferred Stockholder the PIPE Warrant. The PIPE Warrant is exercisable at any time prior to 5:00 p.m. New York City time on December 31, 2026 (the “Expiration Time”), and, if unexercised, will be automatically exercised on a cashless (net‑share) basis immediately prior to the Expiration Time.
LanzaJet Transaction
In connection with the foregoing, the Company and the preferred stockholder entered into a waiver under which the stockholder waived the original deadline for filing a resale registration statement for the warrant shares; the Company agreed to file such registration within 60 business days following issuance of the warrant shares.
On February 11, 2026, LanzaTech, Inc., a wholly owned subsidiary of the Company, entered into a Series A Preferred Stock Purchase and Exchange Agreement (the “LanzaJet Series A Stock Purchase Agreement”) with LanzaJet and certain investors (the “Series A Investors”). The Series A Stock Purchase Agreement provides for (i) the issuance and sale by LanzaJet of its Series A Preferred Stock, (ii) the exchange by certain holders of LanzaJet common stock and warrants for newly created Class C common stock and corresponding warrants on a 1:1 basis, and (iii) the exchange or conversion of certain LanzaJet convertible securities into newly created preferred stock of LanzaJet (collectively, the “Series A Transaction”). The Series A Transaction may occur in one or more closings, including an initial closing that occurred effective February 11, 2026 (the “Initial Closing”).
At the Initial Closing, the Company purchased 455,522 shares of Series A Preferred Stock for an aggregate purchase price of $2.0 million and exchanged 60,316,250 shares of LanzaJet common stock for 60,316,250 shares of newly issued Class C Common Stock.
In connection with the Series A Transaction, LanzaJet filed a Fifth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to authorize the Series A Preferred Stock and Class C Common Stock and to establish the rights and preferences of these securities. LanzaJet, the Company and certain other stockholders also entered into a Third Amended and Restated Stockholders’ Agreement, which, among other matters, updates governance, transfer and other provisions and provides the Company with the right to designate one member of the seven‑member LanzaJet board of directors so long as the Company and its affiliates beneficially own at least 5% of LanzaJet’s fully diluted common shares.
As a result of the Series A Transaction, the Company’s ownership interest in LanzaJet decreased from approximately 53% as of December 31, 2025 to approximately 46% on a fully diluted basis as of February 11, 2026. The Company continues to account for its investment in LanzaJet under the equity method of accounting. The agreements entered into in connection with the Series A Transaction will be filed as exhibits to the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025.
Second Amendment to Note Purchase Agreement
On February 11, 2026, FPF and the holders of the LanzaJet Notes entered into a Second Amendment to Note Purchase Agreement (the “Second NPA Amendment”). Among other changes, the Second NPA Amendment (i) amended the repayment terms of the LanzaJet Notes to defer the commencement of principal payments until the later of the first semi-annual payment date following the six-month anniversary of the commencement of commercial operations and June 30, 2027 and (ii) permits up to $25.0 million in debt to rank senior in priority to the LanzaJet Notes.
Litigation Matters
In February 2026, the Company and Vellar agreed to settle all outstanding litigation matters. As part of the settlement, the Company made a cash payment to Vellar in February 2026. The parties filed stipulations of voluntary dismissal, which were granted on March 5, 2026. Accordingly, the FPA litigation has been concluded.
With respect to the Schara Litigation, the Director Defendants have agreed to a settlement which was approved by the Court on March 4, 2026, and will be funded by the Company in April. This settlement did not affect the Company’s financial position or results for the periods presented.
On January 27, 2026 with respect to the Convertible Note litigation, the Appellate Division, First Department of the Supreme Court unanimously affirmed the Supreme Court’s dismissal of Carbon Direct Capital’s complaint in full. The deadline for Carbon Direct Capital to file an application for leave to appeal to the New York Court of Appeals was February 26, 2026, and no application was filed.
Management evaluated the impact of all of the above transactions and where applicable determined that they represent non‑recognized subsequent event under ASC 855. Accordingly, no adjustments have been made to the accompanying consolidated financial statements as of and for the year ended December 31, 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a–15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025 (the “Evaluation Date”).
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses in internal control over financial reporting related to (i) the accounting for complex transactions and estimates requiring significant judgment and (ii) revenue recognition. As of the Evaluation Date, these material weaknesses had not yet been remediated.
In addition, during 2025, the Company also identified control deficiencies related to the impact of reductions in force and turnover in certain senior accounting and control-related roles, which resulted in temporary capacity constraints within our finance organization and affected the consistent execution, review, and documentation of certain internal control activities. These material weaknesses are described in further detail in “Management’s Report on Internal Control over Financial Reporting” below.
As a result of these material weaknesses, our disclosure controls and procedures were not effective as of the Evaluation Date.
Management’s Report on Internal Control Over Financial Reporting
Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in the COSO’s Internal Control-Integrated Framework (2013). Our internal control over financial reporting includes those policies and procedures designed to, in reasonable detail, accurately and fairly reflect the Company’s transactions, and provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP.
Our management, including our CEO and CFO, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this evaluation, management used the criteria set forth by the COSO framework. Based on this evaluation, management has concluded our internal control over financial reporting as of December 31, 2025 was not effective due to the material weaknesses in the Company’s internal control over financial reporting described below.
Material Weaknesses
Management evaluated these deficiencies in the context of the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management determined that the deficiencies described above constituted a material weakness in the Control Environment component of the COSO framework due to turnover and staffing reductions that temporarily reduced the depth and continuity of oversight within the accounting and financial reporting function. The Control Environment material weakness also affected the following components of the COSO framework resulting in material weaknesses associated with each component and in the aggregate as of December 31, 2025:
•Control Activities — due to inconsistent execution, review, and documentation of controls related to complex accounting transactions, significant estimates, and revenue recognition.
•Monitoring Activities — due to limited supervisory review capacity and insufficient formalized ongoing evaluations of control performance during the period.

•Risk Assessment - due to lack of a formal process to identify, update, and assess risks, that could significantly impact the design and operation of the Company’s control activities.
•Information and Communication - due to lack of internal communication of information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control; and communicating relevant information to external parties timely.
Based on the material weaknesses described above, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the Evaluation Date.
Notwithstanding the material weaknesses described above, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles, as management performed additional procedures, including engaging a qualified external contractor to support the execution of financial close and reporting processes, performing enhanced reviews of account reconciliations, and providing additional oversight over financial statement preparation.
Remediation Efforts
Management is actively implementing a remediation plan designed to address the material weaknesses described above.
To strengthen the control environment, during 2025 we implemented personnel changes within our accounting and financial reporting organization, including the addition of experienced accounting professionals and enhancements to leadership oversight. These actions are intended to improve accountability, oversight, and the overall capacity of the finance function.
To improve control activities, we are enhancing review procedures, formalizing documentation standards, and strengthening controls related to complex accounting transactions, significant estimates, and revenue recognition.
To enhance monitoring activities, management is implementing more structured supervisory reviews and more formalized evaluations of control performance to support the timely identification and remediation of deficiencies.
To enhance risk assessment processes, management is implementing a more formalized approach to risk identification and evaluation, including the establishment of periodic risk assessment procedures, defined risk ownership, and standardized documentation practices. These efforts are intended to improve the identification, assessment, and monitoring of risks relevant to financial reporting.
To strengthen information and communication, management is enhancing internal communication protocols and documentation standards to support the timely and accurate flow of information relevant to internal control over financial reporting. This includes clarifying roles and responsibilities and establishing more consistent processes for communicating control-related matters across the organization.
While we believe that these actions represent meaningful progress in our remediation efforts, the material weaknesses have not yet been remediated. Remediation requires that the enhanced controls be fully designed and implemented, operate effectively for a sufficient period of time, and that management complete its evaluation of both design and operating effectiveness. Until these measures are fully implemented and operating effectively, there remains an elevated risk that control deficiencies could continue to impact the Company’s internal control over financial reporting. Management will continue to monitor these risks as the remediation plan progresses.
Changes in Internal Control Over Financial Reporting
Except as otherwise described herein, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Securities Trading Plans of Directors and Officers
During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
PART III

Item 10. Directors, Executive Officers and Corporate Governance
LanzaTech has adopted a Code of Conduct and Ethics that applies to all officers, directors and employees. The Code of Conduct and Ethics codifies the business and ethical principles that govern all aspects of our business, reflecting our commitment to this culture of honesty, integrity and accountability. In addition to following the Code of Conduct and Ethics, officers, directors and employees are expected to seek guidance in situations where there is a question regarding compliance issues, whether with the letter or the spirit of our policies and applicable laws. LanzaTech’s Code of Conduct and Ethics applies to all of the executive officers, directors and employees of LanzaTech and its subsidiaries. We will provide, without charge, upon request, copies of the Code of Conduct and Ethics. Our Code of Conduct and Ethics is available on our website at www.lanzatech.com under “Investor Relations: Corporate Governance: Documents & Charters”. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of Code of Conduct and Ethics on our website at www.lanzatech.com under “Investor Relations: Corporate Governance: Documents & Charters”. LanzaTech’s website and the information contained on, or that can be accessed through, such website is not deemed to be incorporated by reference in, and are not considered part of, this Annual Report.
The remaining information required by this Item will be included in the Company’s definitive proxy statement, in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders (the “2026 Proxy Statement”), and incorporated herein by reference, or in an amendment to this Annual Report on Form 10-K to be filed within 120 days after December 31, 2025 (“Form 10-K Amendment”).
Item 11. Executive Compensation
The information required by this Item will be included in the 2026 Proxy Statement and incorporated herein by reference or in a Form 10-K Amendment.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table shows information, as of December 31, 2025, with respect to shares of our common stock that may be issued under existing equity compensation plans. The category “Equity compensation plans approved by stockholders” in the table below consists of the LanzaTech 2006 Share Option Scheme (the “2006 Scheme”), the LanzaTech NZ, Inc. 2015 Stock Plan (the “2015 Plan”), the LanzaTech NZ, Inc. 2019 Stock Plan (the “2019 Plan”), and the LanzaTech 2023 Long-Term Incentive Plan (the “2023 Plan”).

	(a)	(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of all outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	203,838	$142.21	198,137
Equity compensation plans not approved by security holders	—	—	—
Total	203,838	$142.21	198,137
(1) Consists of the following: 656 shares of common stock subject to outstanding awards under the 2006 Scheme, 46,810 shares of common stock subject to outstanding awards under the 2015 plan, 65,037 shares of common stock subject to outstanding awards under the 2019 Plan, and 91,335 shares of common stock subject to outstanding awards under the 2023 Plan. Performance-based RSUs are, for purposes of this column, assumed to be payable at 100% of target. Following the Business Combination, no additional awards have been or will be granted under the 2006 Scheme or the 2015, and 2019 Plans.
(2) The weighted-average exercise price is calculated solely on the exercise prices of the outstanding options and does not reflect the shares of common stock that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(3) Consists of shares available for future issuance under the 2023 Plan as of December 31, 2025.
The remaining information required by this Item will be included in the 2026 Proxy Statement and incorporated herein by reference or in a Form 10-K Amendment.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be included in the 2026 Proxy Statement and incorporated herein by reference or in a Form 10-K Amendment.

Item 14. Principal Accountant Fees and Services
Our independent registered public accounting firm is Deloitte & Touche LLP (PCAOB ID No. 34).
The information required by this Item will be included in the 2026 Proxy Statement, and incorporated herein by reference or in a Form 10-K Amendment.

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

3.1**
Restated Certificate of Incorporation of LanzaTech Global, Inc., dated August 18, 2025 (incorporated by reference to Exhibit 3.1 of LanzaTech Global Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 19, 2025).

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

4.12*	First Amendment, dated May 13, 2023, to Common Stock Purchase Warrant, dated March 27, 2023, between LanzaTech Global, Inc. and ACM ARRT H LLC.
4.13**	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to LanzaTech Global, Inc's Current Report on Form 8-K, filed with the SEC on August 8, 2024).
4.14*	Description of Securities.
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

10.8#†*
Second Amended and Restated Investment Agreement, dated October 16, 2025, by and among LanzaTech, Inc., LanzaJet, Inc., Mitsui & Co., Ltd., Suncor Energy Inc., British Airways PLC and Shell Ventures LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q, filed with the SEC on November 19, 2025).

10.9#†**
Intellectual Property and Technology License Agreement, dated May 28, 2020, between LanzaTech, Inc. and LanzaJet, Inc. (incorporated by reference to Exhibit 10.14 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.10#†*
Third Amended and Restated Stockholders’ Agreement, dated February 11, 2026, by and among LanzaJet, Inc., LanzaTech, Inc., Mitsui & Co., Ltd., Suncor Energy Inc., British Airways PLC, and Shell Ventures LLC.

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

10.21.3+*	Executive Employment Agreement, dated November 26, 2024, between Sushmita Koyanagi and LanzaTech Global, Inc.
10.21.4+*	Promotion Letter Agreement, dated June 4, 2025, between Sushmita Koyanagi and LanzaTech Global, Inc.
10.21.5+*	Executive Employment Agreement, dated March 3, 2023, between Zara Summers and LanzaTech Global, Inc.
10.22+**
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

10.22.2+**
Deed of Amendment to Deed Poll Relating to Option Schemes Established by LanzaTech New Zealand Limited, dated January 8, 2016 (incorporated by reference to Exhibit 10.29.2 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.22.3+**
Deed of Amendment to Deed Poll Relating to Option Schemes Established by LanzaTech New Zealand Limited, dated October 28, 2021 (incorporated by reference to Exhibit 10.29.3 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.23+**	LanzaTech New Zealand Limited 2015 Stock Plan (incorporated by reference to Exhibit 10.32 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.23.1+**
Form of Stock Option Agreement under the LanzaTech New Zealand Limited 2015 Stock Plan (incorporated by reference to Exhibit 10.32.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.24+**	LanzaTech NZ, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.33 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.24.1+†**
Form of Notice of Grant and Subscription for Stock Option under the LanzaTech NZ, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.33.1 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.24.2+†**
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

10.26+**	Annual Bonus Plan (incorporated by reference to Exhibit 10.35 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.27+**
Form of indemnification agreement between LanzaTech Global, Inc. and each of its directors and officers (incorporated by reference to Exhibit 10.36 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.28#†**
Framework Agreement, dated as of October 2, 2022, by and between LanzaTech, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.37 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.29#**
Cooperation Letter Agreement, dated as of October 2, 2022, by and between LanzaTech, Inc., Suncor Energy, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.39 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.30+**	LanzaTech U.S. Executive Severance Plan (incorporated by reference to Exhibit 10.41 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).
10.31†#**
Grant Agreement, by and between LanzaTech UK Limited and the Secretary of State for Transport, dated December 12, 2022 (incorporated by reference to Exhibit 10.1 of AMCI Acquisition Corp. II's Current Report on Form 8-K (File No. 001-40282), filed with the SEC on December 16, 2022).

10.32†#**
Note Purchase Agreement, dated November 9, 2022, by and among LanzaJet Freedom Pines Fuels LLC, LanzaTech, Inc. and the other purchasers named therein (incorporated by reference to Exhibit 10.43 of AMCI Acquisition Corp. II.’s Registration Statement on S-4/A, filed with the SEC on January 10, 2023).

10.33+**	Form of director compensation letter (incorporated by reference to Exhibit 10.41 to LanzaTech Global, Inc's Current Report on Form 8-K/A, filed with the SEC on March 28, 2023).
10.34**	Form of Registration Rights Agreement, dated August 5, 2024 (incorporated by reference to Exhibit 10.2 to LanzaTech Global, Inc's Current Report on Form 8-K, filed with the SEC on August 8, 2024).
10.35**
Joint Venture Agreement, dated November 11, 2023, by Olayan Financing Company and LanzaTech, Inc. (incorporated by reference to Exhibit 10.1 on LanzaTech Global, Inc's Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2024).

10.36**
Deed of Amendment and Novation Relating to the Joint Venture Agreement, dated April 16, 2024, by Olayan Financing Company and LanzaTech, Inc and Saudi Arabian Construction & Repair Company LTD (incorporated by reference to Exhibit 10.2 on LanzaTech Global, Inc's Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2024).

10.37**
Loan Agreement, dated as of February 14, 2025, by and among BGTF LT Aggregator LP, LanzaTech NZ, Inc., LanzaTech, Inc. and LanzaTech Global, Inc. (incorporated by reference to Exhibit 10.1 to LanzaTech Global, Inc's Current Report on Form 8-K, filed with the SEC on February 20, 2025).

10.38**
Termination Agreement, dated as of February 14, 2025, by and among BGTF LT Aggregator LP, LanzaTech NZ, Inc., LanzaTech, Inc. and LanzaTech Global, Inc. (incorporated by reference to Exhibit 10.2 to LanzaTech Global, Inc's Current Report on Form 8-K, filed with the SEC on February 20, 2025).

10.39**
Registration Rights Agreement, dated May 7, 2025, between LanzaTech Global, Inc. and LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 10.3 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on May 9, 2025).

10.40**
Waiver Agreement between LanzaTech Global, Inc. and LanzaTech Global SPV, LLC, dated May 31, 2025 (incorporated by reference to Exhibit 10.2 to LanzaTech Global, Inc's Current Report on Form 8-K, filed with the SEC on June 3, 2025).

10.41**
Waiver Agreement between LanzaTech Global, Inc. and LanzaTech Global SPV, LLC, dated September 26, 2025 (incorporated by reference to Exhibit 10.2 to LanzaTech Global, Inc's Current Report on Form 8-K, filed with the SEC on September 26, 2025).

10.42**
Amendment No. 1 to Loan Agreement, dated July 10, 2025, among LanzaTech, Global Inc., LanzaTech, Inc., LanzaTech NZ, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.1 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on July 16, 2025).

10.43**
Amendment No. 1 to Framework Agreement, dated July 10, 2025, between LanzaTech, Inc. and BGTF LT Aggregator LP (incorporated by reference to Exhibit 10.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on July 16, 2025).

10.44**
Form of Subscription Agreement, dated January 21, 2026, between the Company and the private placement investors (incorporated by reference to Exhibit 10.3 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on January 23, 2026).

10.45**
Warrant to Purchase Shares of Common Stock, dated January 21, 2026, between the Company and LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 10.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on January 23, 2026).

10.46**
Waiver Agreement, dated January 21, 2026, between the Company and the LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 10.3 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on January 23, 2026).

10.47*	LanzaJet Series A Stock Purchase Agreement, dated February 11, 2026, by and among LanzaTech, Global Inc., LanzaJet, Inc. and the investors party thereto.
19.1**	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to LanzaTech Global Inc.’s Annual Report on Form 10-K, filed with the SEC on April 15, 2025).
21.1*	Subsidiaries of the Registrant.
23*	Consent of Deloitte & Touche LLP, independent registered public accounting firm to LanzaTech Global, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97**	LanzaTech Clawback Policy (incorporated by reference to Exhibit 97 to LanzaTech Global, Inc's Annual Report on Form 10-K, filed with the SEC on February 29, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
__________________
†Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*Filed herewith.
**Previously filed.
#Certain confidential information contained in this exhibit, marked by brackets, has been redacted in accordance with Regulation S-K Item 601(b) because the information (i) is not material and (ii) is the type of information that the registrant both customarily and actually treats as private and confidential.
+Management contract or compensatory plan or arrangement.
^Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended

Item 16. Form 10–K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on March 31, 2026.

LANZATECH GLOBAL, INC.
By: /s/ Jennifer Holmgren, Ph.D.
Name: Jennifer Holmgren, Ph.D.
Title: Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated:

Name	Position	Date

/s/ Jennifer Holmgren, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2026
Jennifer Holmgren, Ph.D.

/s/ Sushmita Koyanagi	Chief Financial Officer (Principal Financial & Accounting Officer)	March 31, 2026
Sushmita Koyanagi

/s/ Barbara Byrne	Director	March 31, 2026
Barbara Byrne

/s/ Nigel Gormly	Director	March 31, 2026
Nigel Gormly

/s/ Dorri McWhorter	Director	March 31, 2026
Dorri McWhorter

/s/ Jim Messina	Director	March 31, 2026
Jim Messina

/s/ Thierry Pilenko	Director	March 31, 2026
Thierry Pilenko

/s/ Reyad Fezzani	Director	March 31, 2026
Reyad Fezzani