Form 10-Q
period 2026-03-31
LanzaTech Global, Inc.
filed 2026-05-14
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 10,089,163 shares of common stock as of May 8, 2026

1

LANZATECH GLOBAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
These forward-looking statements are based on our current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, “Item 1A- Risk

Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026 (the “2025 Annual Report”), in addition to those discussed elsewhere in this Quarterly Report. Moreover, we operate in a competitive industry, and new risks emerge from time to time. It is not possible for management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report.
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

LANZATECH GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

Item 1. Financial Statements

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$19,861	$13,164
Trade and other receivables, net of allowance	10,557	9,527
Contract assets, net of allowance	6,683	6,541
Other current assets	10,860	10,456
Total current assets	47,961	39,688
Property, plant and equipment, net	16,153	17,128
Right-of-use assets	14,116	14,378
Equity method investment	11,318	13,272
Equity security investment	14,990	14,990
Other non-current assets	671	751
Total assets	$105,209	$100,207
Liabilities, Mezzanine Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,443	$10,869
Other accrued liabilities	11,138	10,278
Warrants	6	11
Fixed Maturity Consideration and current FPA Put Option liability	—	4,123
Contract liabilities	740	423
Accrued salaries and wages	1,732	1,843
Current lease liabilities	354	176
Total current liabilities	24,413	27,723
Non-current lease liabilities	15,973	16,388
Non-current contract liabilities	5,760	5,896
FPA Put Option liability	—	30,015
Brookfield Loan liability	11,000	10,900
Other long-term liabilities	4	8
Total liabilities	57,150	90,930
Commitments and Contingencies (Note 15)
Mezzanine Equity
Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 0 and 20,000,000 shares issued as of March 31, 2026 and December 31, 2025, respectively; and 0 and 20,000,000 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	—	2
Preferred stock - additional paid-in capital	—	13,167
Total mezzanine equity	—	13,169
Shareholders’ Equity/(Deficit)
Common stock, $0.0000001 par value, 25,800,000 shares authorized as of March 31, 2026 and December 31, 2025; 10,089,163 and 2,320,511 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	23	23
Additional paid-in capital	1,079,833	1,013,195
Accumulated other comprehensive income	1,436	1,444
Accumulated deficit	(1,033,233)	(1,018,554)
Total shareholders’ equity/(deficit)	48,059	(3,892)
Total liabilities, mezzanine equity and shareholders' equity	$105,209	$100,207

See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Contracts with customers and grants	$7,279	$3,057
CarbonSmart product sales	4,050	4,204
Collaborative arrangements	—	1,050
Related party transactions	691	1,172
Total revenues	12,020	9,483
Costs and operating expenses:
Contracts with customers and grants(1)	4,209	2,902
CarbonSmart product sales(1)	4,059	4,136
Collaborative arrangements(1)	—	461
Related party transactions(1)	23	14
Research and development expense	4,008	16,494
Depreciation expense	939	781
Selling, general and administrative expense	8,593	15,748
Total cost and operating expenses	21,831	40,536
Loss from operations	(9,811)	(31,053)
Other income (expense):
Interest income, net	104	438
Other income (expense), net	(423)	17,918
Total other income (expense), net	(319)	18,356
Loss from equity method investees, net	(4,549)	(6,532)
Net loss	$(14,679)	$(19,229)

Other comprehensive loss:
Changes in credit risk of fair value instruments	—	2,696
Foreign currency translation adjustments	(8)	(441)
Comprehensive loss	$(14,687)	$(16,974)

Net loss per common share - basic	$(1.77)	$(9.79)
Net loss per common share - diluted	$(1.77)	$(9.79)

Weighted-average number of common shares outstanding - basic(2)	8,272,551	1,965,143
Weighted-average number of common shares outstanding - diluted(2)	8,272,551	1,965,143
(1)Exclusive of depreciation
(2)All common stock share and per share data for all periods prior to the quarterly period ending September 30, 2025 have been retroactively adjusted to reflect the 1-for-100 reverse stock split of the Company’s common stock and the decrease in the par value of the Company’s common stock from $0.0001 to $0.0000001 per share which became effective on August 18, 2025. See Note 2, “Summary of Significant Accounting Policies” for further information.

See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)
(Unaudited, in thousands, except share data)

	Mezzanine Equity Preferred Stock		Additional Paid-in Capital	Total Mezzanine Equity	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity/(Deficit)
	Shares	Amount			Shares	Amount
Balance at December 31, 2025	20,000,000	$2	$13,167	$13,169	2,320,511	$23	$1,013,195	$(1,018,554)	$1,444	$(3,892)
Stock-based compensation expense	—	—	—	—	—	—	1,330	—	—	1,330
Net loss	—	—	—	—	—	—	—	(14,679)	—	(14,679)
Issuance of common stock upon vesting of RSUs	—	—	—	—	7,362	—	—	—	—	—
Forward Purchase Agreement settlement	—	—	—	—	—	—	32,139	—	—	32,139
Conversion of preferred stock into common stock	(20,000,000)	(2)	(13,167)	(13,169)	3,250,322	—	13,169	—	—	13,169
Issuance of common stock in private placement	—	—	—	—	4,510,968	—	20,000	—	—	20,000
Foreign currency translation	—	—	—	—	—	—	—	—	(8)	(8)
Balance at March 31, 2026	—	$—	$—	$—	10,089,163	$23	$1,079,833	$(1,033,233)	$1,436	$48,059

See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)
(Unaudited, in thousands, except share data)

	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares(1)	Amount
Balance at December 31, 2024	1,949,157	$19	$981,638	$(969,603)	$1,393	$13,447
Stock-based compensation expense	—	—	2,353	—	—	2,353
Net loss	—	—	—	(19,229)	—	(19,229)
Issuance of common stock upon exercise of warrants and vesting of RSUs	29,819	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	2,696	2,696
Foreign currency translation	—	—	—	—	(441)	(441)
Balance at March 31, 2025	1,978,976	$19	$983,991	$(988,832)	$3,648	$(1,174)
(1) All common stock share and per share data for all periods prior to the quarterly period ending September 30, 2025 have been retroactively adjusted to reflect the 1-for-100 reverse stock split of the Company’s common stock and the decrease in the par value of the Company’s common stock from $0.0001 to $0.0000001 per share which became effective on August 18, 2025. See Note 2 —Summary of Significant Accounting Policies for further information.
See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(14,679)	$(19,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	1,327	2,280
Gain on change in fair value of SAFE and warrant liabilities	(4)	(2,932)
Loss on change in fair value of the Amended Brookfield Loan	100	11,426
Loss on Brookfield SAFE extinguishment	—	6,216
Change in fair value of Convertible Note	—	(35,143)
Provisions for losses on trade and other receivables and contract assets, net of recoveries	—	126
Depreciation of property, plant and equipment	939	781
Amortization of discount on debt security investment	—	(37)
Non-cash lease expense	262	490
Non-cash recognition of licensing revenue	(498)	(1,108)
Loss from equity method investees, net	4,549	6,532
Unrealized (Gain)/Loss on net foreign exchange	(244)	275
Changes in operating assets and liabilities:
Accounts receivable, net	(1,030)	240
Contract assets	(221)	5,837
Accrued interest on debt investment	—	32
Other assets	(394)	895
Accounts payable and accrued salaries and wages	(558)	1,171
Contract liabilities	317	463
Operating lease liabilities	(237)	(467)
Other liabilities	1,103	1,051
Net cash used in operating activities	(9,268)	(21,101)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(55)	(713)
Proceeds from disposal of property, plant and equipment	42	—
Purchase of additional LanzaJet equity method investment	(2,000)	—
Proceeds from maturity of debt securities	—	5,000
Net cash (used in) provided by investing activities	(2,013)	4,287
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	20,000	—
Settlement of Forward Purchase Agreement	(2,000)	—
Partial settlement of the Brookfield Loan	—	(12,500)
Net cash provided by (used in) financing activities	18,000	(12,500)
Effects of currency translation on cash, cash equivalents and restricted cash	(4)	(389)
Net decrease in cash, cash equivalents and restricted cash	6,715	(29,703)
Cash, cash equivalents and restricted cash at beginning of period	17,051	45,737
Cash, cash equivalents and restricted cash at end of period	$23,766	$16,034

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable	$21	$255
Extinguishment of the Brookfield SAFE	—	13,274
Issuance of the Brookfield Loan	—	(19,490)

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
As of March 31, 2026, the Company’s technology was operated by licensees at four commercial-scale ethanol plants in China, one plant in Belgium, one in the commissioning phase in India, with others currently in development in various countries.
Unless otherwise indicated, amounts in these unaudited interim financial statements are presented in thousands, except for share and per share amounts.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim consolidated financial statements of the Company have been prepared pursuant to Securities and Exchange Commission (“SEC”) rules and regulations for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and note disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. Intercompany transactions and balances have been eliminated in consolidation. All adjustments to the unaudited interim consolidated financial statements are of a normal, recurring nature and, in the opinion of management, are necessary for a fair presentation of results for these interim periods. Revenues and expenses are subject to fluctuations and accordingly, quarterly interim results may not be indicative of full year results.
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
The Company has recurring net losses and anticipates continuing to incur losses. The Company had cash and cash equivalents of $19,861 and accumulated deficit of $(1,033,233) as of March 31, 2026, along with cash outflows from operations of $(9,268) and net loss of $(14,679) for the three months ended March 31, 2026. The Company has historically funded its operations through the Business Combination, issuances of equity securities, and debt financing, as well as from revenue generating activities with commercial and governmental entities.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is focusing on streamlining its business priorities, taking actions to reduce its cost structure and evaluating other liquidity enhancing initiatives, including pursuing capital raising, partnership or asset-related opportunities, and other strategic options. In accordance with Accounting Standards Update ("ASU") No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40),” management has evaluated in aggregate the conditions and events that raise substantial doubt regarding the Company’s ability to continue as a going concern through the next twelve months from the date of issuance of these unaudited consolidated financial statements. In making its assessment, management has considered the progress the Company has made on executing on its business plan and reducing its costs, as well as capital raised.
On January 21, 2026, the Company completed a private placement of its common stock, par value $0.0000001 per share (“Common Stock”), to certain existing and new institutional investors pursuant to subscription agreements, issuing 4,000,000 shares of Common Stock (the “January Subscribed Shares”) at $5.00 per share for gross proceeds of $20.0 million, and 510,968 bonus shares to such investors in consideration for funding their purchase price no later than January 21, 2026 (the “January 2026 Financing”). Concurrently with the January 2026 Financing, the Company issued to LT Global the PIPE Warrant (as defined below). Additionally, on May 10, 2026, the Company entered into a subscription agreement (“Subscription Agreement”) with LanzaTech Global SPV, LLC (“LT Global”), pursuant to which LT Global purchased on May 13, 2026, in a private placement, 1,000,000 shares of Common Stock (the “May Subscribed Shares”) at a per share purchase price of $10.00 (the “Purchase Price”), resulting in gross proceeds to the Company of $10,000,000. The Subscription Agreement also provides that each of LT Global and the Company shall have the right from time to time, upon written notice to the other, to require the issuance and purchase of a number of additional shares of Common Stock at the Purchase Price for an aggregate purchase price of up to $20,000,000 at any time and from time to time prior to May 13, 2027, subject to the terms and conditions set forth in the Subscription Agreement, including that no Liquidation Event (as defined in the Subscription Agreement and including certain bankruptcy and insolvency related events) shall have occurred and be continuing and a bring down of customary representations and warranties. In addition, in order for the Company to require the issuance and sale of additional shares with a value in excess of $10,000,000, the Company must establish that it had less than $40,000,000 of cash on its balance sheet as of the last day of the most recently ended calendar month. See Note 16 – Subsequent Events below.
Management has concluded that these financing transactions completed in 2026 will provide the Company with sufficient liquidity to meet its current and future obligations through the next twelve months from the date of issuance of this Quarterly Report on Form 10-Q.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Significant Accounting Policies
The Company’s significant accounting policies are included in Note 2 of the Notes to the Company’s Audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include revenue recognized over time, the Simple Agreement for Future Equity with Brookfield (the “Brookfield SAFE”), the Brookfield Loan (as defined below), Convertible Note, the Series A Preferred Stock and the Private Placement Warrants (as defined below).
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had $19,861 and $13,164 of cash and cash equivalents, respectively.
Restricted Cash
The Company is required to maintain a cash deposit with a bank which consists of collateral on certain travel and expense programs maintained by the bank. The following represents a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of March 31, 2026 and December 31, 2025.

	As of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$19,861	$13,164
Restricted cash (presented within Other current assets)	3,905	3,887
Cash, cash equivalents and restricted cash	$23,766	$17,051
Forward Purchase Agreement

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 3, 2023, the Company entered into the Forward Purchase Agreement (the “FPA”) with ACM ARRT H LLC (“ACM”). On the same date, ACM partially assigned its rights under the FPA to Vellar Opportunity Fund SPV LLC - Series 10 (“Vellar”). ACM and Vellar are together referred to as the “Purchasers.” Pursuant to the FPA, the Purchasers obtained 5,916,514 common shares (at such date, prior to the Reverse Stock Split) (“Recycled Shares”) on the open market for approximately $10.16 per share (at such date, prior to the Reverse Stock Split) (“Redemption Price”), and the purchase price of $60,096 was funded by the use of AMCI trust account proceeds as a partial prepayment (“Prepayment Amount”) for the FPA redemption three years from the date of the Business Combination (the “ FPA Maturity Date”). The FPA Maturity Date may be accelerated, at the Purchasers’ discretion, if the Company’s volume-weighted average share price is below $3.00 per share for any 50 trading days during a 60 consecutive trading-day period (the “VWAP Condition”) or if the Company is delisted. The Purchasers have the option to early terminate the arrangement in whole or in part by providing optional early termination notice to the Company (the “Optional Early Termination”). For those shares early terminated (the “Terminated Shares”), the Purchasers will owe the Company an amount equal to the Terminated Shares times the Redemption Price, which may be reduced in the case of certain dilutive events (“Reset Price”).

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
In relation to the FPA, the Company’s volume-weighted average share price was below $3.00 per share for 50 trading days during the 60-day consecutive trading period ended on July 1, 2024 (the “VWAP Trigger Event”). On July 22, 2024, Vellar notified the Company of a VWAP Trigger Event, purporting to accelerate the FPA Maturity Date of its portion of the Recycled Shares (i.e., 2,999,000 shares at such date, prior to the Reverse Stock Split) to July 22, 2024. It subsequently delivered to the Company a notice of default under the FPA. On July 24, 2024, the Company filed suit against Vellar under the FPA, primarily in connection with Vellar’s sale of Recycled Shares (see Note 8 — Forward Purchase

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement). As a result, the Company reclassified the Maturity Consideration and the Share Consideration to current liabilities on the consolidated balance sheets and the FPA Put Option excluding the Variable Maturity Consideration portion remained in long-term liabilities.
In October 2024, ACM accelerated the FPA Maturity Date with respect to its portion of the FPA in connection with the VWAP Trigger Event, and the Company fully satisfied its obligation to ACM in accordance with the FPA’s provisions. In February 2026, the Company entered into a settlement arrangement with Vellar with respect to its portion of the FPA and satisfied its related obligations. See Note 8 — Forward Purchase Agreement for further details on the FPA.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company’s customers and grant providers from outside of the United States was approximately 79% and 69%, for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026 and December 31, 2025, approximately 65% and 73%, respectively, of trade accounts receivable and unbilled accounts receivable were due from customers and grant providers located outside the United States. As of March 31, 2026 and December 31, 2025, the value of property, plant, and equipment outside the United States was immaterial.
The Company’s revenue by geographic region based on the contracting entities’ location is presented in Note 4 — Revenues.
Our largest contracting entities represent 10% or greater of revenue and were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Customer A	24%	—%
Customer B	23%	31%
Customer C	8%	10%
Customer D	1%	11%

Recently Adopted Accounting Pronouncements
ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”)
In December 2023, the FASB issued ASU No. 2023-09, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to help investors better assess how a company’s operations and related tax risks and tax planning and operational opportunities affect the Company’s tax rate and prospects for future cash flows. ASU 2023-09 improves disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This ASU is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU on January 1, 2025, using a prospective approach. The adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows and resulted only in enhanced income tax disclosures included in the 2025 Annual Report.
Recently Issued Accounting Pronouncements

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares of the Company outstanding during the period. Diluted net loss per share is computed by giving effect to all Common Stock equivalents of the Company, including equity-classified share-based compensation and warrants, to the extent they are dilutive.
The following table presents (in thousands, except share and per share amounts) the calculation of basic and diluted net loss per share for the Company’s Common Stock (all amounts are presented on a post-Reverse Stock Split basis). See Note 2 — Summary of Significant Accounting Policies.

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(14,679)	$(19,229)
Denominator:
Weighted-average number of common shares outstanding - basic	8,272,551	1,965,143
Weighted-average number of common shares outstanding - diluted(1)	8,272,551	1,965,143
Earnings per share:
Net loss per common share - basic	$(1.77)	$(9.79)
Net loss per common share - diluted	$(1.77)	$(9.79)
__________________
(1)In periods in which the Company reports a net loss, all Common Stock equivalents are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share.
As of March 31, 2026 and 2025, Common Stock equivalents not included in the computation of loss per share because their effect would be antidilutive included the following (all amounts are presented on a post-Reverse Stock Split basis).

	As of March 31,
	2026	2025
Options	124,242	181,949
RSUs	40,205	59,130
Convertible Note	—	340,543
Warrants	443,477	447,055
Total	607,924	1,028,677

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Revenues
Disaggregated Revenue
The following table presents disaggregated revenue in the following categories (in thousands):

	Three Months Ended March 31,
	2026	2025
Contract Types:
Licensing	$595	$1,051
Engineering and other services	6,386	1,802
Biorefining revenue	$6,981	$2,853

Joint development agreements	—	1,050
Contract research	989	1,376
Joint development and contract research revenue	$989	$2,426

CarbonSmart product	4,050	4,204

Total Revenue	$12,020	$9,483
The following table presents revenue from partners in collaborative arrangements and from grant contributions which are included in the table above as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue from partners in collaborative agreements included in the Joint development agreements above	$—	$1,050
Revenue from grant contributions included in Engineering and other services above	2,875	55
Revenue by Geographic Location
The following table presents disaggregation of the Company’s revenues by customer location for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
North America	$2,585	$2,965
Europe, Middle East, Africa (EMEA)	5,018	2,510
Asia	4,417	4,008
Total Revenue	$12,020	$9,483

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract balances
The following table provides changes in contract assets and liabilities (in thousands):

	Current Contract Assets	Current Contract Liabilities	Non-current Contract Liabilities
Balance as of December 31, 2025	$6,541	$423	$5,896
Additions to unbilled accounts receivable	13,179	—	—
Increases due to consideration received	—	260	—
Increase due to pre-billing	—	57	—
Unbilled accounts receivable recognized in trade receivables	(12,958)	—	—
Increase on revaluation on currency	(79)	—	(136)
Balance as of March 31, 2026	$6,683	$740	$5,760
The increase in contract assets was due to unbilled services during the quarter exceeding billed services previously recorded as contract assets. As of March 31, 2026 and December 31, 2025, the Company had $10,557 and $9,527, respectively, of billed accounts receivable, net of allowance.
The increase in current contract liabilities was primarily due to advance payments and billings during the quarter.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, including unearned revenue to be recognized in future periods. Transaction price allocated to remaining performance obligations is influenced by factors such as project size, duration, contract modifications, and customer-specific acceptance rights. As of March 31, 2026, the Company had approximately $48,066 in contracted revenue remaining to be recognized, of which $20,544 is expected to be recognized in the next  twelve months.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investments
HTM Debt Securities
Held to maturity (“HTM”) debt securities are comprised of corporate debt securities. HTM debt securities are classified as short-term or long-term based upon the contractual maturity of the underlying investment. The Company liquidated its HTM debt securities during 2025.
Equity investments
As of March 31, 2026 and December 31, 2025, the Company’s equity investments consisted of the following (in thousands):

	As of
	March 31, 2026	December 31, 2025
Equity Method Investment in LanzaJet	$11,318	$13,272
Equity Security Investment in SGLT	14,990	14,990
Total Investment	$26,308	$28,262
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Effective February 11, 2026, LanzaJet, the Company, and certain other stockholders of LanzaJet, including certain of the Series A Investors, entered into a Third Amended and Restated Stockholders’ Agreement (the “Third A&R LanzaJet Stockholders’ Agreement”), which amended and restated that certain Second Amended and Restated Stockholders’ Agreement to reflect the issuance of the Series A Preferred Stock and the admission of additional stockholders as parties thereto, and to modify certain governance, transfer and other provisions in connection with the Series A Transaction.
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
As a result of the Series A Transaction, the Company’s ownership interest in LanzaJet decreased from approximately 53.16% as of December 31, 2025 to approximately 46% on a fully diluted basis as of February 11, 2026. In March of 2026, LanzaJet issued additional Series A Preferred Stock to a third party, reducing the Company’s ownership percentage to 45.6%. The Company continues to account for its investment in LanzaJet under the equity method of accounting. Changes to the Company’s ownership interest generated a dilution gain of $8,851, which was applied to its off-balance sheet losses, described below.
During the three months ended March 31, 2026 and 2025, the Company recognized revenue from the sub-license arrangement of $595 and $1,051, respectively, and had associated unrecognized intra-entity profits of $14,964 and $15,559 as of March 31, 2026 and December 31, 2025, respectively. Intra-entity profits are amortized over a 15-year period through 2034.
In connection with the LanzaJet Note Purchase Agreement (see Note 13 — Related Party Transactions), LanzaJet issued warrants to its lenders that became exercisable at an exercise price of $0.01 (at such time, prior to the Reverse Stock Split) upon the drawdown of the related funding commitments. The warrants are considered in-substance common stock under U.S. GAAP once the associated funding is drawn and the warrants become exercisable. The Company committed a proportionally smaller amount of funding relative to other participating investors and, as a result, received fewer warrants. Accordingly, when warrants held by other investors become exercisable and meet the criteria for in-substance common stock, the Company’s ownership interest in LanzaJet would be diluted. All such warrants became exercisable during the year ended December 31, 2024.
The carrying value of the Company’s equity method investment in LanzaJet as of March 31, 2026 and December 31, 2025 was $11,318 and $13,272, respectively. The carrying value balance went to zero during the first fiscal quarter of 2025 as a result of recording losses against the balance. Additional losses recorded in the second fiscal quarter were taken against the loans receivable balance bringing it to zero. The increase in equity method investment in 2025 was a result of LanzaJet sublicensing the Company’s technology to two of their customers in the fourth quarter of 2025. Any future losses will be first applied to this investment balance in accordance with equity method accounting. The Company will continue to monitor LanzaJet’s financial results and track its share of any future profits or losses off-balance sheet until profits exceed off-balance sheet losses in which those profits will be recorded to Income (loss) from equity method investees, net in our consolidated statements of operations and comprehensive loss.
See Note 13 — Related Party Transactions for information regarding the February 11, 2026 amendment to the LanzaJet Note Purchase Agreement.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with a sublicense agreement to LanzaJet (the “LanzaJet License Agreement”) under the Company’s license agreement (the “Battelle License”) with Battelle Memorial Institute (“Battelle”), LanzaTech remains responsible for any failure by LanzaJet to pay royalties due to Battelle. The fair value of LanzaTech’s obligation under this guarantee was immaterial as of March 31, 2026 and 2025.
The following table presents summarized aggregated financial information of our LanzaJet equity method investment (in thousands):

	Three Months Ended March 31,
	2026	2025
Selected Statement of Operations Information:
Revenues	$5,691	$2,327
Gross profit	4,302	928
Net loss	(9,246)	(17,980)
Net loss attributable to the Company(1)	$(4,549)	$(6,532)

	As of
	March 31, 2026	December 31, 2025
Selected Balance Sheet Information:
Current assets	$23,083	$17,695
Non-current assets	308,047	268,358
Current liabilities	21,525	29,970
Non-current liabilities	$256,090	$329,235
__________________
1) Net loss attributable to the Company as of March 31, 2026 includes off balance sheet losses of $12.7 million. See Note 13 — Related Party Transactions, for information on our off balance sheet losses.
SGLT
On September 28, 2011, the Company contributed RMB 25,800 (approx. $4,000) in intellectual property in exchange for 30% of the registered capital of Beijing Shougang LanzaTech Technology Co., LTD (“SGLT”). Since then, the Company’s interest in SGLT’s registered capital has decreased to approximately 9.31% as a result of investment by new investors. The Company accounts for its investment in equity securities of SGLT using the alternative measurement principles as permitted under ASC 321, Investments — Equity Securities, because SGLT's fair value is not readily determinable. For the three months ended March 31, 2026 and 2025, there was no change in the recorded amount of the investment in SGLT.
As of March 31, 2026 and 2025, there were no impairments of equity investments. During the three months ended March 31, 2026 and 2025, the Company received no dividends from equity investments. See Note 13 — Related Party Transactions, for information on revenues, accounts receivable, contract assets and purchases and open accounts payable with the Company’s equity investments.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Brookfield Framework Agreement
On October 2, 2022, LanzaTech entered into a framework agreement with Brookfield (as amended by Amendment No. 1 to the Brookfield Framework Agreement, dated July 10, 2025, the “Brookfield Framework Agreement”) for an initial term ending December 3, 2028. Under such agreement, LanzaTech agreed to exclusively offer Brookfield the opportunity to acquire or invest in certain projects to construct commercial production facilities employing carbon capture and transformation technology in the U.S., the European Union, the United Kingdom, Canada or Mexico for which LanzaTech is solely or jointly responsible for obtaining or providing equity financing, subject to certain exceptions. LanzaTech agreed to present Brookfield with projects that over the term of the agreement require equity funding of at least $500,000 in the aggregate. With respect to projects acquired by Brookfield, LanzaTech is entitled to a percentage of free cash flow generated by such projects determined in accordance with a hurdle-based return waterfall. Brookfield has no obligation under the Brookfield Framework Agreement to invest in any of the projects. There have been no investments in projects as of March 31, 2026.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Brookfield Loan is legal form debt and management has elected to apply the FVO with the Brookfield Loan classified as a mark-to-market liability. As of March 31, 2026, no qualifying financing had yet occurred and no qualified project investments had been presented to Brookfield, therefore no portion of the Brookfield Loan was deemed repaid. As of March 31, 2026, the fair value of the Brookfield Loan was $11,000 and was recorded within the Brookfield Loan liability on the consolidated balance sheets.
Refer to Note 10 — Fair Value Measurement for further details on the Brookfield SAFE and the Brookfield Loan’s fair value measurement and liabilities recorded as of March 31, 2026 and associated changes to their respective fair value for the three months ended March 31, 2026.
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
On May 7, 2025, the Company consummated a Qualified Equity Financing with the preferred stock issuance, resulting in conversion of the Convertible Note into 340,543 shares of Common Stock (34,054,337 prior to the Reverse Stock Split) pursuant to the mandatory conversion provision of the Convertible Note. The fair value adjustment upon conversion was $8,132 of which $4 was booked to Common Stock at a par value of $0.0000001 and the remaining was recorded in additional paid-in capital in the Company’s consolidated balance sheets. The change in fair value for the three months ended March 31, 2025 was a gain of $34,325, included within other income (expense), net and $818 was the change in fair value attributable to the instrument specific credit risk included within changes in credit risk of fair value instruments in the Company’s consolidated statements of operations and comprehensive loss, during the period.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Forward Purchase Agreement
The FPA consisted of the Prepayment Amount, the FPA Put Option and the Fixed Maturity Consideration. The Prepayment Amount of $60,547 was recorded as a reduction to additional paid-in capital in the Company’s consolidated balance sheets at inception. The FPA Put Option and the Fixed Maturity Consideration are recorded as liabilities in the consolidated balance sheets.
On July 22, 2024, Vellar purported to accelerate the FPA Maturity Date with respect to its portion of the Recycled Shares (i.e., 2,999,000 shares at such date, prior to the Reverse Stock Split) to July 22, 2024 in connection with the VWAP Trigger Event. It subsequently delivered to the Company a notice of default under the FPA. On July 24, 2024, the Company filed suit against Vellar under the FPA, primarily in connection with Vellar’s sale of Recycled Shares.
As of December 31, 2025, the Company had Fixed Maturity Consideration valued at $4,123 which represented the fair value of the fixed portion of the Share Consideration and the Minimum Maturity Consideration and was classified as current in the consolidated balance sheets and FPA Put Option was valued at $30,015 classified as non-current liability in the consolidated balance sheets.
During the three months ended March 31, 2026, the Company entered into a settlement agreement with Vellar to resolve all outstanding matters related to the FPA and related litigation. Under the terms of the agreement, the Company paid a settlement amount in cash, and the parties mutually released all claims.
As a result of the settlement, the Company extinguished and derecognized all remaining liabilities associated with the FPA against additional paid in capital reflecting the in-substance share repurchase accounting treatment applied at inception of the FPA. Accordingly, no amounts related to the FPA remained on the Company’s consolidated balance sheet as of March 31, 2026.
Note 9 — Preferred Stock and PIPE Warrant
Series A Convertible Senior Preferred Stock - Mezzanine Equity
On May 7, 2025 (the “Preferred Stock Closing Date”), the Company and the LanzaTech Global SPV, LLC, an entity controlled by a large existing investor (the “Preferred Stockholder”) entered into a Series A Convertible Senior Preferred Stock Purchase Agreement (as amended by Amendment No. 1 to the Series A Convertible Senior Preferred Stock Purchase Agreement, dated June 2, 2025, and Amendment No. 2 to the Series A Convertible Senior Preferred Stock Purchase Agreement, dated September 22, 2025, the “Preferred Stock Purchase Agreement”) pursuant to which the Company issued and sold 20,000,000 shares of Series A Convertible Senior Preferred Stock (“Preferred Stock”) to the Preferred Stockholder for $2.00 per share for an aggregate purchase price of $40.0 million (the “Preferred Stock Issuance”), and which shares were convertible at any time at the option of the Preferred Stockholder into 200,000 shares of Common Stock.
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
PIPE Warrant
Pursuant to the Preferred Stock Purchase Agreement, the Company also agreed to provide the Preferred Stockholder the contingent opportunity to participate in the potential future equity appreciation of the Company in the form of the PIPE Warrant that, similar to a structuring fee, would be issued and exercisable if and only if certain conditions were satisfied prior to May 7, 2026, including obtaining a required stockholder vote and additional financing meeting specified criteria. The PIPE Warrant with amended terms was issued on January 21, 2026 concurrently with the consummation of the January 2026 Financing. The PIPE Warrant, as amended, provides for the issuance of an aggregate of 7,800,000 shares of Common Stock at an exercise price equal to $0.0000001 per share (subject to adjustments in certain events) and is exercisable at any time prior to 5:00 p.m. New York City time on December 31, 2026 (the “Expiration Time”), and, if unexercised, will be automatically exercised on a cashless (net‑share) basis immediately prior to the Expiration Time.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Fair Value Measurement
The following table presents the Company’s fair value hierarchy for its assets and liabilities measured at fair value as of March 31, 2026 and December 31, 2025 (in thousands). All share and per share amounts included below relating to transactions prior to the Reverse Stock Split are presented at pre-split amounts:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$10,939	$—	$—	$10,939
Total assets	$10,939	$—	$—	$10,939

Liabilities:
Brookfield Loan liability	$—	$—	$11,000	$11,000
IPO Private Placement Warrants	—	—	5	5
Public Warrants	1	—	—	1
Total liabilities	$1	$—	$11,005	$11,006

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$6,857	$—	$—	$6,857
Total assets	$6,857	$—	$—	$6,857

Liabilities:
FPA Put Option liability	$—	$—	$30,015	$30,015
Brookfield Loan Liability	—	—	10,900	10,900
Fixed Maturity Consideration and current FPA Put Option liability	—	—	4,123	4,123
IPO Private Placement Warrants	—	—	10	10
Public Warrants	1	—	—	1
Total Liabilities	$1	$—	$45,048	$45,049
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
During the three months ended March 31, 2026, the Company entered into a settlement agreement with Vellar to resolve all outstanding matters related to the FPA and related litigation. Under the terms of the agreement, the Company paid a settlement amount in cash, and the parties mutually released all claims (see Note 8 — Forward Purchase Agreement).
Convertible Note
The Company has elected to measure the Convertible Note using the fair value option under ASC 825. On May 7, 2025, the Company consummated a Qualified Equity Financing with the Series A Preferred Stock Issuance, resulting in the conversion of the Convertible Note into 340,543 shares of Common Stock pursuant to the mandatory conversion provision of the Convertible Note.
The following table represents the inputs used in calculating the fair value of the Convertible Note as of May 7, 2025:

May 7, 2025
Stock price	$0.24
Term (in years)	0
Expected volatility	—%
Risk-free interest rate	—%
Expected dividend yield	—%
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
Significant inputs for Level 3 Brookfield SAFE measurement as of February 14, 2025 are as follows:

February 14, 2025
Initial purchase amount	$50,000
Liquidity price	$10.00
Stock price	$0.75
Term (in years)	0.88
Expected volatility	60.0%
Risk-free interest rate	4.3%
Expected dividend yield	—%
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
The fair value of the Brookfield Loan was determined using a scenario-weighted discounted cash flow model on the adjusted remaining portion of the Brookfield Loan and the Company’s expectation to present projects to Brookfield to result in the Brookfield Loan liability being deemed as repaid at 50% as of March 31, 2026. The remaining portion outstanding is adjusted for repayment at maturity.
Significant inputs for Level 3 Brookfield Loan measurement as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Adjusted remaining amount	$25,973	$25,470
Term (in years)	3.7	3.8
Discount rate	40.0%	40.0%

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
Public Warrants and IPO Private Placement Warrants
As part of AMCI’s initial public offering (“IPO”), AMCI issued warrants to third-party investors. Each public warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $1,150 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, AMCI completed the private sale of warrants. Each private sale warrant allows the holder to purchase one share of the Company’s Common Stock at $1,150 per share. Additionally, prior to the consummation of the Business Combination, AMCI issued warrants for the settlement of a working capital loan. The working capital warrants have the same terms as the private sale of warrants issued at the IPO. Warrants sold in the private sale at the IPO and the warrants issued to convert the working capital loan are collectively referred to as the “IPO Private Placement Warrants”. In connection with the IPO, the Company has 78,081 Public Warrants and 44,661 IPO Private Placement Warrants outstanding as of March 31, 2026.
For the Public Warrants, the Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value. Changes in fair value are recorded in other income (expense), net within the consolidated statements of operations and comprehensive loss. The Company recognized decreases in the fair value of the liability of $1 and $1,639 during the three months ended March 31, 2026 and 2025, respectively.
The fair value of the IPO Private Placement Warrants was estimated using a Black-Scholes option pricing model. The Company recognized decreases in fair value of the liability of $5 and $1,343 for the three months ended March 31, 2026 and 2025, respectively. Changes in fair value are recorded on the consolidated statements of operations and comprehensive loss within other income (expense), net.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents the weighted average inputs used in calculating the fair value of the IPO Private Placement Warrants outstanding as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Stock price	$16.01	$13.76
Exercise price	$1,150.00	$1,150.00
Term (in years)	1.86	2.11
Expected volatility	110.0%	115.0%
Risk-free interest rate	3.77%	3.48%
Expected dividend yield	—%	—%
The following tables represent reconciliations of the fair value measurements of the assets and liabilities using significant unobservable inputs (Level 3) (in thousands):

	Convertible Note	PIPE Warrant	FPA Put Option	Fixed Maturity Consideration	Brookfield Loan	IPO Private Placement Warrants
Balance as of January 1, 2026	$—	$—	$(30,015)	$(4,123)	$(10,900)	$(10)
Settlement of Forward Purchase Agreement	—	—	30,015	4,123	—	—
(Loss) gain recognized in other expense, net on the consolidated statement of operations and comprehensive loss	—	—	—	—	(100)	5
Balance as of March 31, 2026	$—	$—	$—	$—	$(11,000)	$(5)

	Convertible Note	FPA Put Option	Fixed Maturity Consideration	Brookfield SAFE	Brookfield Loan	IPO Private Placement Warrants
Balance as of January 1, 2025	$(51,112)	$(30,015)	$(4,123)	$(13,223)	$—	$(1,432)
Extinguishment of the Brookfield SAFE	—	—	—	13,274	—	—
Issuance of the Brookfield Loan	—	—	—	—	(19,490)	—
Partial settlement of Brookfield Loan	—	—	—	—	12,500	—
(Loss) gain recognized in the consolidated statement of operations and comprehensive loss	35,143	—	—	(51)	(11,426)	1,343
Balance as of March 31, 2025	$(15,969)	$(30,015)	$(4,123)	$—	$(18,416)	$(89)

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes
The Company is subject to federal and state income taxes in the United States, as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely. The Company and its foreign subsidiaries have historically been loss generating entities that have resulted in no excess earnings to consider for repatriation and accordingly there were no deferred income taxes recognized for the three months ended March 31, 2026 and 2025.
The Company recorded no income tax expense for the three months ended March 31, 2026 and 2025, representing an effective tax rate of 0%. The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in the three months ended March 31, 2026 and 2025 was primarily due to a full valuation allowance related to the Company's U.S. and foreign deferred tax assets. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the unvested time-based and market-based RSUs for the three months ended March 31, 2026, were as follows:

	Time-based RSUs		Market-based RSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested Outstanding at January 1, 2026	13	$318.62	36	$170.29
Granted	—	—	—	—
Vested	(9)	328.65	—	—
Cancelled/forfeited	—	—	—	—
Non-vested Outstanding at March 31, 2026	4	$299.06	36	$170.29
Compensation expense related to the time-based RSUs was $566 and $1,072 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, $1,182 of unrecognized compensation cost related to time-based RSUs will be recognized over a weighted-average period of 0.95 years.
Compensation expense related to the market-based RSUs was $69 and $270 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, $21 of unrecognized compensation costs related to market-based RSUs will be recognized over a weighted-average period of 0.39 years.
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
Stock option awards outstanding as of March 31, 2026 and changes during the three months ended March 31, 2026, were as follows:

	Shares subject to option (thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2026	138	$209.64
Vested and expecting to vest at January 1, 2026	138	209.64
Exercisable at January 1, 2026	117	189.19
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Expired	(14)	122.62
Outstanding at March 31, 2026	124	$219.23	4.28	$—
Vested and expecting to vest at March 31, 2026	124	219.23	4.28	—
Exercisable at March 31, 2026	117	$212.94	4.06	$—
Compensation expenses related to the stock options was $695 and $969 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, $1,291 of unrecognized compensation costs related to stock options will be recognized over a weighted-average period of 0.92 years.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 13 — Related Party Transactions
As of March 31, 2026 and 2025, the Company had equity ownership in LanzaJet and SGLT (see Note 5 — Investments for further details). The table below summarizes amounts related to transactions with these related parties (in thousands):

	As of
	March 31 2026	December 31, 2025
Accounts receivable	$2,570	$2,281
Contract assets	35	—
Accounts payable	$170	$—
The following table presents revenue from related parties per disaggregated revenue categories:

	Three Months Ended March 31,
	2026	2025
Revenue from related parties, included within Licensing	$595	$1,051
Revenue from related parties, included within Engineering and other services	96	121
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
In connection with the formation of LanzaJet, the Company entered into a transition services agreement with LanzaJet, primarily for the access and use of certain equipment and spaces. For the three months ended March 31, 2026 and 2025, the Company recognized immaterial amounts of revenue from related parties, in connection with this agreement.
In addition to the licensing and sublicensing of its intellectual property, pursuant to the Original Investment Agreement as described in Note 5 — Investments, the Company provides certain engineering and other services related to

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a gas-to-jet demonstration plant currently in development by LanzaJet and other projects whereby LanzaJet is the customer. As the project has reached completion, the Company recognized immaterial amounts of revenue for ad-hoc services during the three months ended March 31, 2026 and 2025.
In December 2023, LanzaTech sold LanzaJet the right to utilize some of LanzaTech’s completed engineering work as a basis for future LanzaJet projects for a price of $2,000 and recorded a $2,000 receivable. The payment will be offset against the license fees LanzaTech would pay to LanzaJet for the use of their technology in the Company’s projects. A license agreement is in process and is expected to be executed in 2026, at which time the Company’s $2,000 receivable as of March 31, 2026, is expected to be reduced to the extent of payments due and payable under the license agreement. The Company recognized $58 in deferred profit for the three months ended March 31, 2025. No deferred profit was recognized during the three months ended March 31, 2026.
In May 2020, the Company entered into an agreement to lease certain land to a subsidiary of LanzaJet and recognized lease revenue on a straight-line basis over the life of the lease agreement.
Series A Preferred Stock Purchase and Exchange Agreement
On February 11, 2026, the Company entered into a Series A Preferred Stock Purchase and Exchange Agreement (the “LanzaJet Series A Stock Purchase Agreement”) with LanzaJet and the investors party thereto (the “Series A Investors”). Pursuant to the LanzaJet Series A Stock Purchase Agreement, LanzaJet agreed to (i) issue and sell shares of its Series A Preferred Stock (the “Series A Preferred Stock”), to the Series A Investors, (ii) subject to certain conditions (including participation requirements), permit certain holders of LanzaJet common stock (“LanzaJet Common Stock”), and certain warrants to purchase LanzaJet Common Stock, to exchange such shares and warrants for shares of newly created Class C common stock (“Class C Common Stock”), and warrants to purchase Class C Common Stock, respectively, on a 1:1 basis, and (iii) permit certain holders of convertible securities issued by LanzaJet to exchange or convert such securities into newly created preferred stock of LanzaJet (the transactions contemplated by the LanzaJet Series A Stock Purchase Agreement, the “Series A Transaction”). The Series A Transaction may be consummated in one or more closings, including an initial closing that occurred effective as of February 11, 2026 (the “Initial Closing”).
At the Initial Closing, the Company purchased 455,522 shares of Series A Preferred Stock from LanzaJet at a purchase price of $4.390563 per share, for an aggregate purchase price of $2.0 million, and exchanged 60,316,250 shares of LanzaJet Common Stock for 60,316,250 shares of Class C Common Stock.
In connection with the Series A Transaction, LanzaJet filed a Fifth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which, among other things, authorized the issuance of the Series A Preferred Stock and Class C Common Stock and set forth the rights, preferences and privileges of such securities and related provisions contemplated by the Series A Transaction. The LanzaJet Series A Stock Purchase Agreement contains customary representations, warranties and covenants, as well as closing conditions and other customary provisions.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On October 16, 2025, the Company and other investment parties entered into the Second Amended and Restated Stockholders’ Agreement to update the structure of the agreement among other modifications agreed to by the parties. Effective February 11, 2026, LanzaJet, the Company, and certain other stockholders of LanzaJet, including certain of the Series A Investors, entered into the Third A&R LanzaJet Stockholders’ Agreement, which amended and restated that certain Second Amended and Restated Stockholders’ Agreement to reflect the issuance of the Series A Preferred Stock and the admission of additional stockholders as parties thereto, and to modify certain governance, transfer and other provisions in connection with the Series A Transaction.
LanzaJet Note Purchase Agreement
On November 9, 2022, the Company and the other LanzaJet shareholders entered into a Note Purchase Agreement (the “LanzaJet Note Purchase Agreement”), pursuant to which LanzaJet Freedom Pines Fuels LLC (“FPF”), a wholly owned subsidiary of LanzaJet, issued and sold notes in an aggregate principal amount of up to $147,000 (the “Notes”), comprised of approximately $113,500 aggregate principal amount of 6.00% Senior Secured Notes maturing December 31, 2043 (the “Senior Secured Notes”) and $33,500 aggregate principal amount of 6.00% Subordinated

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Notes maturing December 31, 2046 (the “Subordinated Secured Notes”). The Company committed and funded $5,500 of Subordinated Secured Notes on May 1, 2023. The Senior Secured Notes are secured by a security interest over substantially all assets of FPF, and both the Senior Secured Notes and the Subordinated Secured Notes are secured by a security interest over the intellectual property owned or in-licensed by LanzaJet.
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
As of March 31, 2026, the carrying amount of the note receivable from LanzaJet was reduced to zero. This reduction reflects LanzaJet’s share of losses attributable to the Company under the equity method accounting, after reducing the equity method investment to zero in the first quarter of 2025. As the Company’s share of losses exceeded its investment balance the Company previously tracked additional losses off-balance sheet. As of March 31, 2026 the carrying amount of the Company’s current equity method investment in LanzaJet was $11,318 as a result of LanzaJet sublicensing our technology to two of their customers, our $2.0 million purchase of LanzaJet Series A Preferred Stock, partially offset by our share of LanzaJet first quarter 2026 losses. The Company’s share of future LanzaJet’s losses will first be applied to this investment balance prior to being tracked off-balance sheet. The Company will continue to monitor LanzaJet’s financial results and track its share of any future off-balance sheet activity until profits exceed off-balance sheet losses in which those profits will be recorded to Income (loss) from equity method investees, net in our consolidated statements of operations and comprehensive loss. (See Note 5 — Investments).
SGLT
The Company supplies SGLT with certain water-soluble organic compounds required in the Company's proprietary gas fermentation process, small-size equipment and consulting services. For the three months ended March 31, 2026 and 2025, the Company recognized an immaterial amount of revenue. The Company also provided engineering services and incurred costs of $98 and $155 for the three months ended March 31, 2026 and 2025, respectively.

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
The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets. The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended March 31,
	2026	2025
Consolidated Revenues	$12,020	$9,483
Less
Consolidated Cost of Sales	8,291	7,513
Salaries and benefits expenses[1]	9,299	17,663
External service providers[1]	3,549	9,584
Other Operating expenses (net of recharges)	692	5,776
Net loss from operations	$(9,811)	$(31,053)
Other income (expense), net	(319)	18,356
Loss from equity method investees, net	(4,549)	(6,532)
Net loss	$(14,679)	$(19,229)
(1) Includes those salaries and benefits and external service providers expenses associated with cost of sales.
For disaggregation of the Company’s revenues by customer location and contract type, see Note 4 — Revenues and for major customers, see Note 2 — Summary of Significant Accounting Policies.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Commitments and Contingencies
Leases
During the three months ended March 31, 2026, there were no material changes to the Company’s lease commitments from those disclosed in the 2025 Annual Report.
Litigation
The Company is, and may from time to time be, involved in legal proceedings and exposed to potential claims in the normal course of business. The Company has no current litigation matters.

Note 16 — Subsequent Events
Subscription Agreement
On May 10, 2026, the Company entered into a subscription agreement (“Subscription Agreement”) with LanzaTech Global SPV, LLC (“LT Global”), an entity controlled by a large existing investor, pursuant to which LT Global purchased on May 13, 2026, in a private placement, 1,000,000 shares of Common Stock (the “May Subscribed Shares”) at a per share purchase price of $10.00 (the “Purchase Price”), resulting in gross proceeds to the Company of $10,000,000. The Subscription Agreement also provides that each of LT Global and the Company shall have the right from time to time, upon written notice to the other, to require the issuance and purchase of a number of additional shares of Common Stock (the “Additional Shares” and, together with the Subscribed Shares, the “PIPE Shares”) at the Purchase Price for an aggregate purchase price of up to $20,000,000 at any time and from time to time prior to May 13, 2027, subject to the terms and conditions set forth in the Subscription Agreement, including that no Liquidation Event (as defined in the Subscription Agreement and including certain bankruptcy and insolvency related events) shall have occurred and be continuing and a bring down of customary representations and warranties. In addition, in order for the Company to require the issuance and sale of additional shares with a value in excess of $10,000,000, the Company must establish that it had less than $40,000,000 of cash on its balance sheet as of the last day of the most recently ended calendar month.
The Subscription Agreement also provides the Subscriber with certain consent rights with respect to future financings by the Company for a period of two years in the case of the issuance and sale of common stock and three years in the case of the incurrence of any indebtedness or the issuance and sale of any preferred stock, with a right to participate in and a right of last offer for the Subscriber after the third year in the case of any such financing of indebtedness or preferred stock.
Warrant Amendment
On May 12, 2026, the Company and LT Global entered into an amendment (the “PIPE Warrant Amendment”) to the Warrant held by LT Global (the “PIPE Warrant”) providing for the issuance to LT Global of an aggregate of 7,800,000 shares of Common Stock at an exercise price equal to $0.0000001 per share (subject to adjustments in certain events). The PIPE Warrant Amendment extended the expiration time thereof from December 31, 2026 to December 31, 2030. Accordingly, the PIPE Warrant, as amended, is exercisable by LT Global at any time prior to 5:00 p.m. New York City time on December 31, 2030 (the “Expiration Time”), and, if unexercised, will be automatically exercised on a cashless (net‑share) basis immediately prior to the Expiration Time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and accompanying footnotes thereto included in Part I, “Item 1-Financial Results and Supplementary Data” of this Quarterly Report, and our audited consolidated financial statements and related notes included in the Company’s 2025 Annual Report. In this section, unless otherwise indicated or the context otherwise requires, references in this section to “LanzaTech,” the “Company,” “we,” “us,” “our” and other similar terms refer to LanzaTech Global, Inc. and its consolidated subsidiaries. References to “AMCI” refer to AMCI Acquisition Corp. II prior to the Business Combination. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include without limitation those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in Part I, “Item 1A-Risk Factors” of the Company’s 2025 Annual Report.
Overview
We are a carbon refining company that develops technology to transform waste carbon into the chemical building blocks for consumer goods such as fuels, fabrics, and packaging that people use in their daily lives. Our customers leverage our proven proprietary gas fermentation technology platform to convert certain feedstocks, including waste carbon gases, into fuels and chemicals such as ethanol. Today, we are focused on taking advantage of the many uses of ethanol while capitalizing on the growing preference among major companies for supply chain resilience for their manufacturing processes. We have also developed the capabilities to produce single cell protein as a primary product from our gas fermentation platform.
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
We have not achieved operating profitability since our formation. Our net losses after tax were $14.7 million and $19.2 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1,033.2 million compared to an accumulated deficit of $1,018.6 million as of December 31, 2025. We anticipate that we will continue to incur losses until we sufficiently commercialize our technology.
LanzaTech has been focused on shifting its core operations from research and development to globally deploying the Company’s proven technology. We continue to streamline our priorities to improve our cost structure while evaluating other liquidity enhancing initiatives, including pursuing capital raising, partnership or asset-related opportunities, and other strategic options.

Recent Developments
Reverse Stock Split and Reduction in Authorized Shares
On August 15, 2025, the Company filed with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) two Certificates of Amendment to the Company’s Second Amended and Restated Articles of Incorporation to (1) decrease the par value of the Company’s common stock (“Common Stock”) from $0.0001 to $0.0000001 per share (the “Par Value Change”) and increase the number of authorized shares of Common Stock from 600,000,000 to 2,580,000,000 (the “Authorized Share Increase”), effective 4:59 p.m. Eastern Time on August 18, 2025, and (2) effect a 1-for-100 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding Common Stock and proportionately decrease the number of authorized shares of Common Stock to 25,800,000 (the “Proportionate Authorized Share Decrease” and, together with the Par Value Change, Authorized Share Increase and Reverse Stock Split, the “Charter Amendments”), effective 5:00 p.m. Eastern Time on August 18, 2025 (the “Reverse Split Effective Time”). The Charter Amendments were approved by the Board of Directors of the Company and by stockholders of the Company at the Company’s 2025 Annual Meeting of Stockholders held on July 28, 2025, as detailed in the Company’s definitive proxy statement for such annual meeting, filed with the SEC on June 18, 2025 (as supplemented by the proxy supplement filed with the SEC on July 17, 2025).
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
As a result of the Series A Transaction, the Company’s ownership interest in LanzaJet decreased from approximately 53.16% as of December 31, 2025 to approximately 46% on a fully diluted basis as of February 11, 2026. The Company continues to account for its investment in LanzaJet under the equity method of accounting.
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
Strategic Outlook
During the first quarter of 2026, LanzaTech further advanced its strategic initiatives aimed at scaling commercialization, improving capital efficiency, and enhancing execution across its operating platform. These efforts continue to reflect a deliberate transition away from one-off projects and toward a more structured approach where multiple projects (the cohort) are managed, supported, and progressed together.
Under this cohort-based operating framework, cohort projects are organized by stage of development, financial readiness, and progress toward securing offtake agreements. Each cohort advances through defined development stages—from early-stage services and engineering support to equipment deployment, licensing, and ultimately recurring revenue from product sales and potential carbon credits.
This model is intended to:
• Improve execution reliability by incorporating lessons learned from prior deployments;
• Align resources and capital allocation around milestone-based progression; and

• Build revenue visibility as projects advance toward operations.
As of March 31, 2026, the Company is progressing four projects within its initial cohort, applying a common development framework across the portfolio. While the projects share a coordinated approach, they are advancing at different speeds. The lead project has progressed to final offtake negotiations and is expected to serve as a pathfinder, establishing the commercial and financing framework for the broader portfolio. The remaining projects are advancing in parallel, with development timelines aligned with regulatory approvals, customer readiness, and financing, with the earliest targeted to be completed in the first half of 2027.
A portion of expected near-term revenue continues to be associated with projects supported directly or indirectly by U.S. government programs, including those administered by the Department of Energy (DOE). The advancement of these projects remains dependent on funding and other approvals and the timing thereof. Further, any delays in government processes, including administrative timing or broader funding disruptions, may defer key project milestones, including grant awards and cost-share arrangements.
Such delays could defer expected revenue recognition from project services, equipment sales, or offtake-linked products, particularly for select projects where DOE involvement plays a key role.
The Company continues to actively manage funding risk by pursuing diversified project funding sources, engaging private capital partners, and sequencing project cohorts to align with available capital. However, these efforts may not be successful, and prolonged government funding or approval delays could negatively impact the timing of certain revenue streams and increase working capital pressure in the near term.
Looking ahead, execution of the cohort-based model remains central to the Company’s long-term strategy with success dependent on sustained access to capital, disciplined project advancement, and effective coordination across technical, regulatory, and financing workstreams.
Basis of Presentation
LanzaTech’s consolidated financial statements were prepared in accordance with U.S. GAAP. See Note 2 — Summary of Significant Accounting Policies of our consolidated financial statements for a full description of our basis of presentation.

Key Financial Metrics
The key elements of the Company’s performance for the three months ended March 31, 2026 and 2025 are summarized in the tables below:

	Three Months Ended March 31,
(In thousands, except for percentages)	2026	2025	Variance	% Change
GAAP Measures:
Revenue	$12,020	$9,483	$2,537	27%
Net income (loss)	(14,679)	(19,229)	4,550	24%
Key Performance Indicators:
One-Time Revenue(1)	11,419	8,277	3,142	38%
Recurring Revenue (2)	601	1,206	(605)	(50)%
Total Revenue	12,020	9,483	2,537	27%
Cost of Revenues (ex. Depreciation) (3)	8,291	7,513	778	10%
Selling, general & administrative expense	8,593	15,748	(7,155)	(45)%
Adjusted EBITDA (4)	$(7,872)	$(30,507)	$22,635	74%
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
(4)Adjusted EBITDA, a non-GAAP financial measure, is calculated as net loss, excluding the impact of depreciation, interest income, net, stock-based compensation expense, change in fair value of warrant liabilities, loss on the Brookfield SAFE extinguishment, change in fair value of the Brookfield Loan liability, change in fair value of the Convertible Note, and loss from equity method investees, net. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with GAAP. See “Non-GAAP Financial Measures” for additional information and reconciliation of Adjusted EBITDA to net loss, its most directly comparable GAAP measure.

Results of Operations — Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Variance	% Change
(In thousands, except for per share amounts)
Total revenue	$12,020	$9,483	$2,537	26.8%
Cost of revenues[1]	8,291	7,513	778	10.4%
Operating expenses:
Research and development	4,008	16,494	(12,486)	(75.7)%
Depreciation expense	939	781	158	20.2%
Selling, general and administrative expense	8,593	15,748	(7,155)	(45.4)%
Total operating expenses	$13,540	$33,023	$(19,483)	(59.0)%
Loss from operations	(9,811)	(31,053)	21,242	68.4%
Other income (expense):
Interest income, net	104	438	(334)	(76.3)%
Other income (expense), net	(423)	17,918	(18,341)	(102.4)%
Total other income (expense), net	(319)	18,356	(18,675)	(101.7)%
Loss before income taxes	(10,130)	(12,697)	2,567	20.2%
Loss from equity method investees, net	(4,549)	(6,532)	1,983	30.4%
Net loss	$(14,679)	$(19,229)	$4,550	23.7%
Other comprehensive loss:
Changes in credit risk of fair value instruments	—	2,696	(2,696)	(100.0)%
Foreign currency translation adjustments	(8)	(441)	433	98.2%
Comprehensive loss	$(14,687)	$(16,974)	$2,287	13.5%

(1) exclusive of depreciation
Revenue
Total revenue increased $2.5 million, or 26.8%, in the three months ended March 31, 2026, compared to the same period in the prior year. The increase was driven by a $4.6 million increase in engineering and other services revenue primarily due to the start of new projects with new and existing customers. The increase was partially offset by a $1.1 million reduction in JDA revenue reflecting project completions. The increase was also partially offset by a $0.5 million decrease in revenue received from LanzaJet for their sublicensing of our technology, a $0.4 million decrease in revenue from contract research sales and a $0.2 million decrease in revenue from sales of CarbonSmart products.
Cost of Revenues
Cost of revenues increased $0.8 million, or 10.4%, in the three months ended March 31, 2026, compared to the same period in the prior year. The increase was primarily driven by a $1.7 million increase in costs related to engineering and other services revenue, which increase was consistent with higher production and sales volumes during the period. This increase was partially offset by a $0.5 million decrease in costs related to JDAs, a $0.4 million decrease in costs associated with other contract research activities and a $0.1 million decrease in costs associated with CarbonSmart product sales. The change in cost composition reflects the Company’s evolving business model, with a greater share of costs now attributable to product manufacturing and commercialization rather than service-based project activity.

Research and Development
R&D expense decreased $12.5 million, or 75.7%, in the three months ended March 31, 2026, compared to the same period in the prior year. The decrease was primarily driven by an $11.1 million reduction in personnel and contractor expenses reflecting the impact of the Company’s cost optimization and organizational streamlining initiatives including headcount reductions implemented during 2025. These reductions align with management’s ongoing focus on prioritizing core R&D programs and improving operating efficiency. The decrease is also due to a $1.1 million decline in external R&D services expenses related to project development costs and a $0.3 million decrease in facilities and consumables expenses.
Selling, general and administrative expense
SG&A expense decreased $7.2 million, or 45.4%, in the three months ended March 31, 2026, compared to the same period in the prior year. The decrease was primarily driven by a $7.0 million decrease in professional fees associated with the Company’s restructuring efforts and initiatives to realign business priorities.
Interest income, net
Interest income, net decreased $0.3 million in the three months ended March 31, 2026 compared to the same period in the prior year. This was primarily attributable to interest earned on lower cash balances held in savings and money market accounts.
Other Income (expense), net
Other income (expense), net in the three months ended March 31, 2026 was expense of $0.4 million compared to income of $17.9 million in the same period in the prior year. The expense in 2026 was driven by the impact of foreign exchange fluctuations and a $0.1 million fair value gain on our Brookfield Loan. The net income in 2025 was driven primarily by a $34.3 million fair value gain on our convertible note issued in August 2024 and converted into Common Stock in May 2025 and $3.0 million fair value gain on our warrants. This gain was partially offset by an $11.2 million fair value loss on our Brookfield Loan, $6.2 million loss on the extinguishment of our Brookfield Safe Loan, and $1.9 million fair value loss on our Brookfield Safe Loan.

Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents comprise cash on hand, demand deposits at banks, and other short-term, highly liquid investments with original maturity of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.
The following table shows the balances of our cash, cash equivalents and restricted cash as of March 31, 2026 and December 31, 2025:

(In thousands, except for percentages)	March 31, 2026	December 31, 2025	Variance	% Change
Total cash, cash equivalents, and restricted cash	$23,766	$17,051	$6,715	39.4%
As of March 31, 2026, compared to December 31, 2025, LanzaTech’s cash, cash equivalents, and restricted cash increased by $6.7 million, or 39.4%, primarily due to $20 million of proceeds from issuing Common Stock, partially offset by losses from operations and the $2 million purchase of LanzaJet Series A Preferred Stock.
Management continues to evaluate opportunities to preserve liquidity and align expenditures with near-term revenue priorities. The Company’s expense optimization initiatives, coupled with its project prioritization framework, are intended to improve cash efficiency and extend its operating runway. However, as discussed above under “Strategic Outlook”, sustained access to capital is essential.
Sources and Uses of Capital
Since inception, we have financed our operations primarily through equity and debt financing. Our ability to successfully develop products and expand our business depends on many factors, including our ability to meet working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.
As of March 31, 2026, our capital structure consisted of equity (comprising issued capital, and accumulated deficit), and the Brookfield Loan. We are not subject to any externally imposed capital requirements. As of March 31, 2026, our outstanding debt comprised the Brookfield Loan, which is classified as a liability for accounting purposes, on our consolidated balance sheets as of March 31, 2026. For a description of this investment see Note 6 – Brookfield Investments.
In the normal course of our business, we also enter into purchase commitments or other transactions in which we make representations and warranties that relate to the performance of our goods and services. We do not expect material losses related to these transactions.
Going Concern
The Company has recurring net losses and anticipates continuing to incur losses. The Company had cash and cash equivalents of $19.9 million and an accumulated deficit of $(1,033.2) million as of March 31, 2026, along with cash outflows from operations of $(9.3) million and net loss of $(14.7) million for the three months ended March 31, 2026. The Company has historically funded its operations through the Business Combination, issuances of equity securities, and debt financing, as well as from revenue generating activities with commercial and governmental entities.
The Company is focusing on streamlining its business priorities, taking actions to reduce its cost structure and evaluating other liquidity enhancing initiatives, including pursuing capital raising, partnership or asset-related opportunities, and other strategic options. In accordance with Accounting Standards Update ("ASU") No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40),” management has evaluated in aggregate the conditions and events that raise substantial doubt regarding the

Company’s ability to continue as a going concern through the next twelve months from the date of issuance of the unaudited consolidated financial statements for the three months ended March 31, 2026 included in this Quarterly Report. In making its assessment, management has considered the progress the Company has made on executing on its business plan and reducing its costs, as well as capital raised.
On January 21, 2026, the Company completed a private placement of its Common Stock, to certain existing and new institutional investors pursuant to subscription agreements, issuing 4,000,000 shares of Common Stock (the “January Subscribed Shares”) at $5.00 per share for gross proceeds of $20.0 million, and 510,968 bonus shares to such investors in consideration for funding their purchase price no later than January 21, 2026 (the “January 2026 Financing”). Concurrently with the January 2026 Financing, the Company issued to LT Global the PIPE Warrant (as defined below). Additionally, on May 10, 2026, the Company entered into a subscription agreement (“Subscription Agreement”) with LanzaTech Global SPV, LLC (“LT Global”), pursuant to which LT Global purchased on May 13, 2026, in a private placement, 1,000,000 shares of Common Stock (the “May Subscribed Shares”) at a per share purchase price of $10.00 (the “Purchase Price”), resulting in gross proceeds to the Company of $10,000,000. The Subscription Agreement also provides that each of LT Global and the Company shall have the right from time to time, upon written notice to the other, to require the issuance and purchase of a number of additional shares of Common Stock at the Purchase Price for an aggregate purchase price of up to $20,000,000 at any time and from time to time prior to May 13, 2027, subject to the terms and conditions set forth in the Subscription Agreement, including that no Liquidation Event (as defined in the Subscription Agreement and including certain bankruptcy and insolvency related events) shall have occurred and be continuing and a bring down of customary representations and warranties. In addition, in order for the Company to require the issuance and sale of additional shares with a value in excess of $10,000,000, the Company must establish that it had less than $40,000,000 of cash on its balance sheet as of the last day of the most recently ended calendar month. See Note 16 — Subsequent Events below.
Management has concluded that these financing transactions completed in 2026 will provide the Company with sufficient liquidity to meet its current and future obligations through the next twelve months from the date of filing of this Quarterly Report on Form 10-Q.
Cash Flows
The following table provides a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(9,268)	$(21,101)
Net cash (used in) provided by investing activities	(2,013)	4,287
Net cash provided by (used in) financing activities	18,000	(12,500)
Effects of currency translation on cash, cash equivalents and restricted cash	(4)	(389)
Net decrease in cash, cash equivalents and restricted cash	$6,715	$(29,703)
Cash Flows Used in Operating Activities
Net cash used in operating activities decreased $11.8 million, or 56.1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to the Company’s efforts to reduce operational costs and increased revenues during the three months ended March 31, 2026 compared to the prior year period.
Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities was $2.0 million for the three months ended March 31, 2026, compared to $4.3 million of net cash provided by investing activities for the three months ended March 31, 2025. The decrease of $6.3 million was primarily due to reduction of proceeds from the maturities of debt securities received in 2025 and the purchase of LanzaJet Series A Preferred Stock in 2026, partially offset by a reduction in capital expenditure.

Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $18.0 million for the three months ended March 31, 2026, compared to net cash used in financing activities of $12.5 million for the three months ended March 31, 2025. The change was driven by $20 million of proceeds from the issuance of our Common Stock, partially offset by the $2 million settlement of our FPA Warrants during the three months ended March 31, 2026, and the $12.5 million partial repayment of the Brookfield Loan in the three months ended March 31, 2025.

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
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026, from those disclosed in the Company’s 2025 Annual Report, except for the measurement of the Brookfield Loan liability.
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
We define Adjusted EBITDA as our net loss, excluding the impact of depreciation, interest income, net, stock-based compensation expense, change in fair value of warrant liabilities, loss on the Brookfield SAFE extinguishment, change in fair value of the Brookfield Loan liability (net of interest accretion reversal), change in fair value of the Convertible Note, and loss from equity method investees, net. We monitor and have presented in this Quarterly Report Adjusted EBITDA because it is a key measure used by our management and the Board to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts, and others in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects.
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

The following table reconciles Adjusted EBITDA to net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP:
Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended March 31,
(In thousands)	2026	2025
Net loss	$(14,679)	$(19,229)
Depreciation	939	781
Interest income, net	(104)	(438)
Stock-based compensation expense and change in fair value of warrant liabilities (1)	1,323	(652)
Loss on Brookfield SAFE extinguishment	—	6,216
Change in fair value of Convertible Note and related transaction costs	—	(35,143)
Change in fair value of the Brookfield Loan (net of interest accretion reversal)	100	11,426
Loss from equity method investees, net	4,549	6,532
Adjusted EBITDA	$(7,872)	$(30,507)
__________________
(1)Stock-based compensation expense represents expense related to equity compensation plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide information required by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a–15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2026 (the “Evaluation Date”).
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
The Company also previously identified control deficiencies, which remain present as of the Evaluation Date, related to the impact of headcount reductions and turnover in certain senior and control-related roles during 2025, including during the quarter ended September 30, 2025. These changes affected various individuals responsible for financial reporting and internal control execution and created certain resource constraints within the finance and control functions, which in turn affected the consistency and timeliness of performing certain control activities. These resource constraints limited the execution of certain review and monitoring procedures at the level required for effective internal control over financial reporting. Management continues to view these deficiencies in the aggregate as constituting a material weakness in our internal control over financial reporting, primarily stemming from short-term capacity limitations rather than systemic control framework issues, and has implemented supplemental reviews and reallocated responsibilities to support control performance while remediation efforts continue.
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
Changes in Internal Control Over Financial Reporting
Except as otherwise described herein, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Our risk factors are disclosed in Part I, Item 1A of our 2025 Annual Report. There have been no material changes from our updates to the risk factors discussed in Part I, Item 1A. Risk Factors, of our 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except for the unregistered sales of securities previously disclosed in the Company’s Current Report on Form 8-K filed January 23, 2026 and the unregistered sale of the May Subscribed Shares (as defined below) discussed in Part II, Item 5 of this Quarterly Report, which is incorporated by reference into this Item 2, there were no unregistered sales of equity securities in the period between January 1, 2026 and the date of filing of this Quarterly Report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Subscription Agreement
On May 10, 2026, the Company entered into a subscription agreement (“Subscription Agreement”) with LanzaTech Global SPV, LLC (“LT Global”), an entity controlled by a large existing investor, pursuant to which LT Global purchased on May 13, 2026, in a private placement, 1,000,000 shares of Common Stock (the “May Subscribed Shares”) at a per share purchase price of $10.00 (the “Purchase Price”), resulting in gross proceeds to the Company of $10,000,000. The Subscription Agreement also provides that each of LT Global and the Company shall have the right from time to time, upon written notice to the other, to require the issuance and purchase of a number of additional shares of Common Stock (the “Additional Shares” and, together with the Subscribed Shares, the “PIPE Shares”) at the Purchase Price for an aggregate purchase price of up to $20,000,000 at any time and from time to time prior to May 13, 2027, subject to the terms and conditions set forth in the Subscription Agreement, including that no Liquidation Event (as defined in the Subscription Agreement and including certain bankruptcy and insolvency related events) shall have occurred and be continuing and a bring down of customary representations and warranties. In addition, in order for the Company to require the issuance and sale of additional shares with a value in excess of $10,000,000, the Company must establish that it had less than $40,000,000 of cash on its balance sheet as of the last day of the most recently ended calendar month.
The Subscription Agreement also provides the Subscriber with certain consent rights with respect to future financings by the Company for a period of two years in the case of the issuance and sale of Common Stock and three years in the case of the incurrence of any indebtedness or the issuance and sale of any preferred stock, with a right to participate in and a right of last offer for the Subscriber after the third year in the case of any such financing of indebtedness or preferred stock.
The offer and issuance of the May Subscribed Shares was not registered under the Securities Act, or any state securities laws. The May Subscribed Shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) under the Securities Act. The Company is not required to file a registration statement providing for the resale of the Shares.
The foregoing summary of the Subscription Agreement does not purport to be complete and is qualified in its entirety by the full text of the Subscription Agreement, a copy of which is being filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
Warrant Amendment
On May 12, 2026, the Company and LT Global entered into an amendment (the “PIPE Warrant Amendment”) to the Warrant held by LT Global (the “PIPE Warrant”) providing for the issuance to LT Global of an aggregate of 7,800,000 shares of Common Stock at an exercise price equal to $0.0000001 per share (subject to adjustments in certain events). The PIPE Warrant Amendment extended the expiration time thereof from December 31, 2026 to December 31, 2030. Accordingly, the PIPE Warrant, as amended, is exercisable by LT Global at any time prior to 5:00 p.m. New York City time on December 31, 2030 (the “Expiration Time”), and, if unexercised, will be automatically exercised on a cashless (net‑share) basis immediately prior to the Expiration Time.
The foregoing summary of the PIPE Warrant Amendment does not purport to be complete and is qualified in its entirety by the full text of the PIPE Warrant Amendment, a copy of which is being filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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
3.3**
Second Amended and Restated Certificate of Designation of Series A Convertible Senior Preferred Stock, dated January 21, 2026 (incorporated by reference to Exhibit 3.1 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on January 23, 2026).

10.1**
Form of Subscription Agreement, dated January 21, 2026, between the Company and the private placement investors (incorporated by reference to Exhibit 10.1 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on January 23, 2026).

10.2**
Warrant to Purchase Shares of Common Stock, dated January 21, 2026, between the Company and LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 10.2 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on January 23, 2026).

10.3**
Waiver Agreement, dated January 21, 2026, between the Company and the LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 10.3 of LanzaTech Global Inc.’s Current Report on Form 8-K, filed with the SEC on January 23, 2026).

10.4**
LanzaJet Series A Stock Purchase Agreement, dated February 11, 2026, by and among LanzaTech, Global Inc., LanzaJet, Inc. and the investors party thereto (incorporated by reference to Exhibit 10.47 of LanzaTech Global Inc.’s Annual Report on Form 10-K, filed with the SEC on March 31, 2026).

10.5**†#
Third Amended and Restated Stockholders’ Agreement, dated February 11, 2026, by and among LanzaJet, Inc., LanzaTech, Inc., Mitsui & Co., Ltd., Suncor Energy Inc., British Airways PLC, and Shell Ventures LLC (incorporated by reference to Exhibit 10.10 of LanzaTech Global Inc.’s Annual Report on Form 10-K, filed with the SEC on March 31, 2026).

10.6*	Subscription Agreement, dated May 10, 2026, between the Company and LanzaTech Global SPV, LLC.
10.7*	Amendment No. 1 to the Warrant to Purchase Shares of Common Stock of LanzaTech Global. Inc., dated May 12, 2026, between the Company and LanzaTech Global SPV, LLC.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32 *+	Certification of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from LanzaTech Global Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on May 14, 2026.

LANZATECH GLOBAL, INC.
(Registrant)

Dated:	May 14, 2026	By:	/s/ Jennifer Holmgren, Ph.D.
		Name:	Jennifer Holmgren, Ph.D.

		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated:	May 14, 2026	By:	/s/ Sushmita Koyanagi
		Name:	Sushmita Koyanagi

		Title:	Chief Financial Officer (Principal Financial & Accounting Officer)