Form 10-Q
period 2026-06-30
LanzaTech Global, Inc.
filed 2026-08-14
CIK 1843724

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 13,089,163 shares of common stock as of August 10, 2026

1

LANZATECH GLOBAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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
These forward-looking statements are based on our current expectations and projections about future events and are subject to a number of risks, uncertainties and assumptions, including those described in Part I, “Item 1A. Risk

Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026 (the “2025 Annual Report”), in addition to those discussed elsewhere in this Quarterly Report. Moreover, we operate in a competitive industry, and new risks emerge from time to time. It is not possible for management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report.
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

LANZATECH GLOBAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

Item 1. Financial Statements

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$44,977	$13,164
Trade and other receivables, net of allowance	9,612	9,527
Contract assets, net of allowance	2,525	6,541
Other current assets	12,129	10,456
Total current assets	69,243	39,688
Property, plant and equipment, net	15,861	17,128
Right-of-use assets	13,868	14,378
Equity method investment	—	13,272
Equity security investment	223,094	14,990
Other non-current assets	626	751
Total assets	$322,692	$100,207
Liabilities, Mezzanine Equity and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,330	$10,869
Other accrued liabilities	10,710	10,278
Warrants	6	11
Fixed Maturity Consideration and current FPA Put Option liability	—	4,123
Contract liabilities	5,853	423
Accrued salaries and wages	2,664	1,843
Current lease liabilities	385	176
Other liabilities	963	—
Total current liabilities	27,911	27,723
Non-current lease liabilities	15,717	16,388
Non-current contract liabilities	5,725	5,896
FPA Put Option liability	—	30,015
Brookfield Loan liability	12,700	10,900
Other long-term liabilities	3	8
Total liabilities	62,056	90,930
Commitments and Contingencies (Note 15)
Mezzanine Equity
Convertible preferred stock, $0.0001 par value; 20,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 0 and 20,000,000 shares issued as of June 30, 2026 and December 31, 2025, respectively; and 0 and 20,000,000 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	—	2
Preferred stock - additional paid-in capital	—	13,167
Total mezzanine equity	—	13,169
Shareholders’ Equity/(Deficit)
Common stock, $0.0000001 par value, 25,800,000 shares authorized as of June 30, 2026 and December 31, 2025; 13,089,163 and 2,320,511 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	23	23
Additional paid-in capital	1,108,713	1,013,195
Accumulated other comprehensive income	828	1,444
Accumulated deficit	(848,928)	(1,018,554)
Total shareholders’ equity/(deficit)	260,636	(3,892)
Total liabilities, mezzanine equity and shareholders' equity	$322,692	$100,207
See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Contracts with customers and grants	$4,228	$2,766	$11,507	$5,823
CarbonSmart product sales	3,842	3,818	7,892	8,022
Collaborative arrangements	275	1,313	275	2,363
Related party transactions	669	1,187	1,360	2,359
Total revenues	9,014	9,084	21,034	18,567
Costs and operating expenses:
Contracts with customers and grants(1)	3,325	2,194	7,534	5,096
CarbonSmart product sales(1)	3,778	3,732	7,837	7,868
Collaborative arrangements(1)	77	283	77	744
Related party transactions(1)	32	21	55	35
Research and development expense	1,963	14,935	5,971	31,429
Depreciation expense	962	1,054	1,901	1,835
Selling, general and administrative expense	8,750	19,106	17,343	34,854
Total cost and operating expenses	18,887	41,325	40,718	81,861
Loss from operations	(9,873)	(32,241)	(19,684)	(63,294)
Other income (expense):
Interest income, net	105	192	209	630
Fair value gain on equity securities	208,104	—	208,104	—
Other income (expense), net	(1,118)	2,885	(1,541)	20,803
Total other income (expense), net	207,091	3,077	206,772	21,433
Loss from equity method investees, net	(12,913)	(3,335)	(17,462)	(9,867)
Net income (loss)	$184,305	$(32,499)	$169,626	$(51,728)

Other comprehensive loss:
Changes in credit risk of fair value instruments	(700)	(1,605)	(700)	1,091
Foreign currency translation adjustments	92	(313)	84	(754)
Comprehensive income (loss)	$183,697	$(34,417)	$169,010	$(51,391)

Net income (loss) per common share - basic	$15.81	$(14.90)	$17.00	$(24.94)
Net income (loss) per common share - diluted	$15.81	$(14.90)	$17.00	$(24.94)

Weighted-average number of common shares outstanding - basic(2)	11,660,592	2,181,217	9,975,931	2,073,777
Weighted-average number of common shares outstanding - diluted(2)	11,660,592	2,181,217	9,975,931	2,073,777
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
See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)
(Unaudited, in thousands, except share data)

	Mezzanine Equity Preferred Stock		Additional Paid-in Capital	Total Mezzanine Equity	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity/(Deficit)
	Shares	Amount			Shares	Amount
Balance at December 31, 2025	20,000,000	$2	$13,167	$13,169	2,320,511	$23	$1,013,195	$(1,018,554)	$1,444	$(3,892)
Stock-based compensation expense	—	—	—	—	—	—	1,330	—	—	1,330
Net loss	—	—	—	—	—	—	—	(14,679)	—	(14,679)
Issuance of common stock upon vesting of RSUs	—	—	—	—	7,362	—	—	—	—	—
Forward Purchase Agreement settlement	—	—	—	—	—	—	32,139	—	—	32,139
Conversion of preferred stock into common stock	(20,000,000)	(2)	(13,167)	(13,169)	3,250,322	—	13,169	—	—	13,169
Issuance of common stock in private placement	—	—	—	—	4,510,968	—	20,000	—	—	20,000
Foreign currency translation	—	—	—	—	—	—	—	—	(8)	(8)
Balance at March 31, 2026	—	$—	$—	$—	10,089,163	$23	$1,079,833	$(1,033,233)	$1,436	$48,059
Stock-based compensation expense	—	—	—	—	—	—	739	—	—	739
Net income	—	—	—	—	—	—	—	184,305	—	184,305
Issuance of common stock in private placement	—	—	—	—	3,000,000	—	28,141	—	—	28,141
Other comprehensive loss, net	—	—	—	—	—	—	—	—	(700)	(700)
Foreign currency translation	—	—	—	—	—	—	—	—	92	92
Balance at June 30, 2026	—	$—	$—	$—	13,089,163	$23	$1,108,713	$(848,928)	$828	$260,636

See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND SHAREHOLDERS’ EQUITY/(DEFICIT)
(Unaudited, in thousands, except share data)

	Mezzanine Equity Preferred Stock		Additional Paid-in Capital	Total Mezzanine Equity	Common Stock Outstanding		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity/(Deficit)
	Shares	Amount			Shares(1)	Amount
Balance at December 31, 2024	—	$—	$—	$—	1,949,157	$19	$981,638	$(969,603)	$1,393	$13,447
Stock-based compensation expense	—	—	—	—	—	—	2,353	—	—	2,353
Net loss	—	—	—	—	—	—	—	(19,229)	—	(19,229)
Issuance of common stock upon exercise of warrants and vesting of RSUs	—	—	—	—	29,819	—	—	—	—	—
Other comprehensive income, net	—	—	—	—	—	—	—	—	2,696	2,696
Foreign currency translation	—	—	—	—	—	—	—	—	(441)	(441)
Balance at March 31, 2025	—	$—	$—	$—	1,978,976	$19	$983,991	$(988,832)	$3,648	$(1,174)
Stock-based compensation expense	—	—	—	—	—	—	2,275	—	—	2,275
Net loss	—	—	—	—	—	—	—	(32,499)	—	(32,499)
Issuance of common stock upon exercise of warrants and vesting of RSUs	—	—	—	—	441	—	—	—	—	—
Issuance of preferred shares, net of issuance costs	20,000,000	2	13,167	13,169	—	—	—	—	—	—
Issuance upon conversion of the Convertible Notes	—	—	—	—	340,543	4	8,128	—	—	8,132
Other comprehensive loss, net	—	—	—	—	—	—	—	—	(1,605)	(1,605)
Foreign currency translation	—	—	—	—	—	—	—	—	(313)	(313)
Balance at June 30, 2025	20,000,000	$2	$13,167	$13,169	2,319,960	$23	$994,394	$(1,021,331)	$1,730	$(25,184)
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
See the accompanying Notes to the Consolidated Financial Statements

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net income (loss)	$169,626	$(51,728)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	2,066	4,556
Gain on change in fair value of SAFE and warrant liabilities	(5)	(3,184)
Loss on change in fair value of the Amended Brookfield Loan	1,800	12,445
Gain/Loss on change in fair value of the equity securities	(208,104)	—
Loss on Brookfield SAFE extinguishment	—	6,216
Change in fair value of Convertible Note	—	(42,980)
Gain on change in fair value of PIPE Warrant liability	—	3,400
Gain on partial lease termination	—	(60)
Provisions for losses on trade and other receivables and contract assets, net of recoveries	(518)	126
Depreciation of property, plant and equipment	1,901	1,835
Amortization of discount on debt security investment	—	(34)
Non-cash lease expense	510	917
Non-cash recognition of licensing revenue	(1,091)	(2,214)
Loss from equity method investees, net	17,462	9,867
Loss from disposal of property, plant and equipment	43	—
Unrealized (Gain)/Loss on net foreign exchange	(314)	649
Changes in operating assets and liabilities:
Accounts receivable, net	496	2,334
Contract assets	3,875	11,231
Accrued interest on debt investment	—	(83)
Other assets	(1,627)	1,377
Accounts payable and accrued salaries and wages	(2,750)	(882)
Contract liabilities	5,430	61
Operating lease liabilities	498	(877)
Other liabilities	46	4,213
Net cash used in operating activities	(10,656)	(42,815)
Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(731)	(879)
Purchase of additional LanzaJet equity method investment	(3,000)	—
Proceeds from maturity of debt securities	—	12,408
Net cash (used in) provided by investing activities	(3,731)	11,529
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	50,000	15,050
Issuance costs related to preferred stock and PIPE Warrant	—	(1,881)
Settlement of Forward Purchase Agreement	(2,000)	—
Issuance costs related to funding	(1,859)	—
Partial settlement of the Brookfield Loan	—	(12,500)
Proceeds from PIPE Warrant	—	24,950
Net cash provided by financing activities	46,141	25,619
Effects of currency translation on cash, cash equivalents and restricted cash	98	(425)
Net increase (decrease) in cash, cash equivalents and restricted cash	31,852	(6,092)
Cash, cash equivalents and restricted cash at beginning of period	17,051	45,737
Cash, cash equivalents and restricted cash at end of period	$48,903	$39,645

LANZATECH GLOBAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of property, plant and equipment under accounts payable	$32	$106
Issuance of the Brookfield Loan	—	6,216
Cashless issuance of equity for Convertible Notes	—	8,132
Non-cash change in lease liability on partial termination	—	13,025
Non-cash change in ROU assets on partial termination	—	(13,085)

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
The reporting entity is LanzaTech Global, Inc. and its subsidiaries (collectively referred to herein as “the Company”, “LanzaTech” “we”, “us”, or “our”). The Company’s common stock trades under the ticker symbol “LNZA” and its Public Warrants trade under the ticker symbol “LNZAW” on the Nasdaq Stock Market.
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
As of June 30, 2026, the Company’s technology was operated by licensees at four commercial-scale ethanol plants in China, one plant in Belgium, one in the commissioning phase in India, with others currently in development in various countries.
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
Going Concern
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP and assume the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will continue in operation one year after the date these financial statements are issued and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company had cash and cash equivalents of $44,977 and accumulated deficit of $(848,928) as of June 30, 2026, along with cash outflows from operations of $(10,656) and net income of $169,626 for the six months ended June 30, 2026.
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
On May 10, 2026, the Company entered into a subscription agreement with LanzaTech Global SPV, LLC (“LT Global”), pursuant to which LT Global purchased on May 13, 2026, in a private placement, 1,000,000 shares of Common Stock at a per share purchase price of $10.00, resulting in gross proceeds to the Company of $10.0 million.
On May 15, 2026, the Company entered into a securities purchase agreement with certain institutional investors, providing for the issuance and sale by the Company of an aggregate of 2,000,000 shares of the Company’s Common Stock. Such shares were offered and sold for a per share purchase price of $10.00 for gross proceeds of $20.0 million, before deducting placement agent fees and other offering expenses.
On May 9, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) and a Terms Agreement (the “Terms Agreement” and, together with the Sales Agreement, the “ATM Agreements”) with B. Riley Securities, Inc. (“B. Riley Securities”), pursuant to which the Company may, from time to time, offer and sell through or to B. Riley Securities, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $100 million. The shares may be offered through or to B. Riley Securities, acting as agent in connection with agency transactions or as principal in connection with any principal transactions. Pursuant to the Terms Agreement, the Company has the right, but not the obligation, from time to time at its sole discretion, for as long as the Sales Agreement remains effective, to direct B. Riley Securities on any trading day to act on a principal basis and purchase shares, subject to the limitations set forth in the Terms Agreement, applicable Nasdaq rules, and other applicable legal and regulatory requirements. As of June 30, 2026, after giving effect to shares outstanding and shares reserved or otherwise committed for issuance, approximately 2.0 million authorized shares of Common Stock remained available for potential issuance under the ATM Agreements, subject to the other applicable limitations and restrictions. Accordingly, the aggregate proceeds the Company may raise through the issuance of those shares will depend on the prices at which the shares are sold and may be substantially less than the ATM Agreements’ $100 million aggregate offering amount. Any increase in the number of authorized shares of Common Stock would require the Company’s Board of Directors to approve, and the Company’s stockholders to adopt, an amendment to the Company’s certificate of incorporation.
Based on the Company’s financial position as of the date the condensed consolidated financial statements were issued, the Company projects that it will be able to cover its liquidity needs for the next twelve months.
Reverse Stock Split and Reduction in Authorized Shares
On August 15, 2025, the Company filed with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) two Certificates of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to (1) decrease the par value of the Company’s Common Stock from $0.0001 to $0.0000001 per share (the “Par Value Change”) and increase the number of authorized shares of Common Stock from 600,000,000 to 2,580,000,000 (the “Authorized Share Increase”), effective 4:59 p.m. Eastern Time on August 18, 2025, and (2) effect a 1-for-100 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding Common Stock and proportionately decrease the number of authorized shares of Common Stock to 25,800,000 (the “Proportionate Authorized Share Decrease” and, together with the Par Value Change, Authorized Share Increase and Reverse Stock Split, the “Charter Amendments”), effective 5:00 p.m. Eastern Time on August 18, 2025 (the “Reverse Split Effective Time”). The Charter Amendments were approved by the Board of Directors of the Company and by stockholders of the Company at the Company’s 2025 Annual Meeting of Stockholders held on July 28, 2025, as detailed in the Company’s definitive proxy statement for such annual meeting, filed with the SEC on June 18, 2025 (as supplemented by the proxy supplement filed with the SEC on July 17, 2025).
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $44,977 and $13,164 of cash and cash equivalents, respectively.
Restricted Cash
The Company is required to maintain a cash deposit with a bank which consists of collateral on certain travel and expense programs maintained by the bank. The following represents a reconciliation of cash and cash equivalents in the

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of June 30, 2026 and December 31, 2025.

	As of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$44,977	$13,164
Restricted cash (presented within Other current assets)	3,926	3,887
Cash, cash equivalents and restricted cash	$48,903	$17,051
Forward Purchase Agreement
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
2) The “FPA Put Option”, which includes both the in-substance written put option and the portion of the Maturity Consideration in excess of the Minimum Maturity Consideration (as defined below) (the “Variable Maturity Consideration”). The FPA Put Option is a derivative instrument the Company has recorded as a liability and measured at fair value. The initial fair value of the FPA Put Option and subsequent changes in fair value of the FPA Put Option are recorded within other income (expense), net on the consolidated statements of operations and comprehensive income (loss).
3) The “Fixed Maturity Consideration,” which includes the minimum portion of the Maturity Consideration (the “Minimum Maturity Consideration”), calculated as (1) 7,500,000 less 5,916,514 multiplied by (2) $2.00 or $3,167, and the

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Consideration. Both the Minimum Maturity Consideration and the Share Consideration are considered to be free-standing debt instruments and as both will be paid on the same terms and at the same time, these are accounted for together. The Company has elected to measure these using the FVO under ASC 825, Financial Instruments (“ASC 825”). The Fixed Maturity Consideration was recorded as a long-term liability on the consolidated balance sheets as of December 31, 2023, and was reclassified as described below as of September 30, 2024. The initial fair value of the Fixed Maturity Consideration and subsequent changes in fair value of the Fixed Maturity Consideration are recorded within other income (expense), net on the consolidated statements of operations and comprehensive income (loss).
In relation to the FPA, the Company’s volume-weighted average share price was below $3.00 per share for 50 trading days during the 60-day consecutive trading period ended on July 1, 2024 (the “VWAP Trigger Event”). On July 22, 2024, Vellar notified the Company of a VWAP Trigger Event, purporting to accelerate the FPA Maturity Date of its portion of the Recycled Shares (i.e., 2,999,000 shares at such date, prior to the Reverse Stock Split) to July 22, 2024. It subsequently delivered to the Company a notice of default under the FPA. On July 24, 2024, the Company filed suit against Vellar under the FPA, primarily in connection with Vellar’s sale of Recycled Shares (see Note 8 — Forward Purchase Agreement). As a result, the Company reclassified the Maturity Consideration and the Share Consideration to current liabilities on the consolidated balance sheets and the FPA Put Option excluding the Variable Maturity Consideration portion remained in long-term liabilities.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transaction or a contribution. An agreement is accounted for as a contribution if the resource provider does not receive commensurate value in return for the assets transferred. Contributions are recognized as grant revenue as the qualifying costs related to the grant are incurred.
CarbonSmart
The Company purchases ethanol from the customers who have deployed the Company’s proprietary technologies in their biorefining plants and sells it and its derivatives as CarbonSmart products. Revenue is recognized at a point in time when control transfers to the Company’s end customer, which varies depending on the shipping terms. The Company acts as the principal in such transactions and accordingly, recognizes revenue and cost of revenues on a gross basis. Amounts received for sales of CarbonSmart products are classified as revenue from sales of CarbonSmart products in the consolidated statements of operations and comprehensive income (loss).
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
Concentration of Credit Risk and Other Risks and Uncertainties
Revenue generated from the Company’s customers and grant providers from outside of the United States was approximately 81% and 71% for the three months ended June 30, 2026 and 2025, respectively, and 80% and 70% for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026 and December 31, 2025, approximately 67% and 73%, respectively, of trade accounts receivable and unbilled accounts receivable were due from customers and grant providers located outside the United States. As of June 30, 2026 and December 31, 2025, the value of property, plant, and equipment outside the United States was immaterial.
The Company’s revenue by geographic region based on the contracting entities’ location is presented in Note 4 — Revenues.
Our largest contracting entities represent 10% or greater of revenue and were as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	39%	36%	30%	34%
Customer B	—%	—%	14%	—%
Customer C	12%	—%	9%	—%
Customer D	8%	13%	8%	12%

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Recently Issued Accounting Pronouncements
ASU 2026-02, Environmental Credits and Environmental Credit Obligations (“Topic 818”)
In May 2026, the FASB issued ASU No. 2026-02, which establishes recognition, measurement, presentation and disclosure requirements for environmental credits and environmental credit obligations. This ASU aims to improve the accounting and disclosure of environmental credits and environmental credit obligations. The guidance applies to entities with operations subject to environmental regulations and those that acquire environmental credits to achieve targets related to carbon footprint initiatives. Under ASU 2026-02, an entity will recognize and measure environmental credit assets based on their intended use as well as how the credits were obtained. Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation. The new guidance is effective for public companies with annual periods beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Net Income (Loss) Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares of the Company outstanding during the period. Diluted net income per share is computed by giving effect to all Common Stock equivalents of the Company, including equity-classified share-based compensation and warrants, to the extent they are dilutive.
The following table presents (in thousands, except share and per share amounts) the calculation of basic and diluted net income per share for the Company’s Common Stock (all amounts are presented on a post-Reverse Stock Split basis). See Note 2 — Summary of Significant Accounting Policies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income / (loss)	$184,305	$(32,499)	$169,626	$(51,728)
Denominator:
Weighted-average number of common shares outstanding - basic	11,660,592	2,181,217	9,975,931	2,073,777
Weighted-average number of common shares outstanding - diluted(1)	11,660,592	2,181,217	9,975,931	2,073,777
Earnings per share:
Net income / (loss) per common share - basic	$15.81	$(14.90)	$17.00	$(24.94)
Net income / (loss) per common share - diluted	$15.81	$(14.90)	$17.00	$(24.94)
__________________
(1)In periods in which the Company reports a net income / (loss), all Common Stock equivalents are excluded from the calculation of diluted weighted average shares outstanding because of their anti-dilutive effect on loss per share.

As of June 30, 2026 and 2025, Common Stock equivalents not included in the computation of income / (loss) per share because their effect would be antidilutive included the following (all amounts are presented on a post-Reverse Stock Split basis).

	As of June 30,
	2026	2025
Options	122,307	170,843
RSUs	40,449	56,997
Warrants	443,477	447,055
Total	606,233	674,895

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Revenues
Disaggregated Revenue
The following table presents disaggregated revenue in the following categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contract Types:
Licensing	$595	$1,050	$1,190	$2,101
Engineering and other services	3,271	1,893	9,657	3,695
Biorefining revenue	$3,866	$2,943	$10,847	$5,796

Joint development agreements	275	1,313	275	2,363
Contract research	1,031	1,010	2,020	2,386
Joint development and contract research revenue	$1,306	$2,323	$2,295	$4,749

CarbonSmart product	3,842	3,818	7,892	8,022

Total Revenue	$9,014	$9,084	$21,034	$18,567

The following table presents revenue from partners in collaborative arrangements and from grant contributions which are included in the table above as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from partners in collaborative agreements included in the Joint development agreements above	$275	$1,313	$275	$2,363
Revenue from grant contributions included in Engineering and other services above	—	(5)	2,815	50

Revenue by Geographic Location
The following table presents disaggregation of the Company’s revenues by customer location for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
North America	$1,697	$2,649	$4,282	$5,614
Europe, Middle East, Africa (EMEA)	2,460	1,954	7,478	4,464
Asia	4,857	4,481	9,274	8,489
Total Revenue	$9,014	$9,084	$21,034	$18,567

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract balances
The following table provides changes in contract assets and liabilities (in thousands):

	Current Contract Assets	Current Contract Liabilities	Non-current Contract Liabilities
Balance as of December 31, 2025	$6,541	$423	$5,896
Additions to unbilled accounts receivable	17,728	—	—
Increases due to consideration received	—	7,731	—
Increase due to pre-billing	—	57	—
Unbilled accounts receivable recognized in trade receivables	(21,603)	—	—
Allowance on doubtful contract assets	(64)
Increase on revaluation on currency	(77)	1	(171)
Reclassification to revenue because of performance obligations satisfied	—	(2,359)	—
Balance as of June 30, 2026	$2,525	$5,853	$5,725
The decrease in contract assets was due to billed services during the quarter exceeding unbilled services previously recorded as contract assets. As of June 30, 2026 and December 31, 2025, the Company had $9,612 and $9,527, respectively, of billed accounts receivable, net of allowance.
The increase in current contract liabilities was primarily due to advance payments and billings during the quarter.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, including unearned revenue to be recognized in future periods. Transaction price allocated to remaining performance obligations is influenced by factors such as project size, duration, contract modifications, and customer-specific acceptance rights. As of June 30, 2026, the Company had approximately $46,553 in contracted revenue remaining to be recognized, of which $21,292 is expected to be recognized in the next  twelve months.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Investments
HTM Debt Securities
Held to maturity (“HTM”) debt securities are comprised of corporate debt securities. HTM debt securities are classified as short-term or long-term based upon the contractual maturity of the underlying investment. The Company liquidated its HTM debt securities during 2025.
Equity investments
As of June 30, 2026 and December 31, 2025, the Company’s equity investments consisted of the following (in thousands):

	As of
	June 30, 2026	December 31, 2025
Equity Method Investment in LanzaJet	$—	$13,272
Equity Security Investment in SGLT	223,094	14,990
Total Investment	$223,094	$28,262
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
On June 18, 2024, LanzaJet issued to LanzaTech 15,000,000 shares related to the sublicensing of the Company’s technology to a non-LanzaJet shareholder, as the first tranche of the additional consideration pursuant to the Original Investment Agreement. This was accounted for as revenue from contract modification with a cumulative catch-up, net of intra-entity profit elimination, and as an increase in the Company’s equity method investment in LanzaJet. As a result, LanzaTech’s ownership in LanzaJet increased to 37.01% as of June 30, 2024.
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
The Company held an approximately 36.33% ownership interest in LanzaJet through December 15, 2025. On December 16, 2025, LanzaTech received its final tranches of LanzaJet common stock, which increased the Company’s ownership percentage and non-controlling interest in LanzaJet to approximately 53.16%. These issuances were made pursuant to the Second A&R LanzaJet Investment Agreement and represent the final equity tranches under that agreement. The shares were issued in accordance with pre-agreed terms and do not reflect any new capital investment by LanzaTech.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
On June 23, 2026, the Company purchased 227,761 additional shares of LanzaJet Series A Preferred Stock for aggregate consideration of approximately $1.0 million pursuant to the LanzaJet Series A Stock Purchase Agreement.
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
During the first quarter of 2026, LanzaJet issued additional Series A Preferred Stock to third-party investors, reducing the Company’s ownership interest on a fully diluted basis to approximately 46.0% on February 11, 2026 and to approximately 45.6% on March 31, 2026. During second quarter of 2026, LanzaJet completed additional equity transactions, which changed the Company’s ownership interest to approximately 45.7% as of June 30, 2026. The Company continues to account for its investment in LanzaJet under the equity method of accounting. Changes to the Company’s ownership interest generated a dilution gain of $10,715, which was applied to its off-balance sheet losses, described below.
Under the LanzaJet Investment Agreement, the Company received shares of LanzaJet common stock in multiple tranches in connection with the licensing and sublicensing of certain of the Company's intellectual property. The Company received shares in May 2020 and additional tranches in June 2024 and December 2025. Consideration received under these arrangements was recognized as revenue in accordance with ASC 606 and was subject to intra-entity profit elimination under the equity method of accounting. During the three and six months ended June 30, 2026, the Company recognized $595 and $1,190, respectively, of previously eliminated intra-entity profit related to these arrangements. Such amounts were recognized as revenue as the previously eliminated intra-entity profit became realized. As of June 30, 2026 and December 31, 2025, remaining unrecognized intra-entity profit was $14,369 and $15,559, respectively. The remaining balance is expected to be recognized over a 15-year period through 2034.
In connection with the LanzaJet Note Purchase Agreement, LanzaJet issued warrants to its lenders that became exercisable at an exercise price of $0.01 (at such time, prior to the Reverse Stock Split) upon the drawdown of the related funding commitments. The warrants are considered in-substance common stock under U.S. GAAP once the associated funding is drawn and the warrants become exercisable. The Company committed a proportionally smaller amount of funding relative to other participating investors and, as a result, received fewer warrants. Accordingly, when warrants held by other investors become exercisable and meet the criteria for in-substance common stock, the Company’s ownership interest in LanzaJet would be diluted. All such warrants became exercisable during the year ended December 31, 2024. See Note 13 — Related Party Transactions for information regarding the February 11, 2026 amendment to the LanzaJet Note Purchase Agreement.
The carrying value of the Company’s equity method investment in LanzaJet was zero and $13,272 as of June 30, 2026 and December 31, 2025, respectively. The zero basis was as a result of recording the Company’s portion of loss from

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity method investee’s operations for the quarter. The Company will continue to monitor LanzaJet’s financial results and track its share of any future profits or losses off-balance sheet until profits exceed off-balance sheet losses in which those profits will be recorded to Income (loss) from equity method investees, net in our consolidated statements of operations and comprehensive loss. The increase in equity method investment in 2025 was a result of LanzaJet sublicensing the Company’s technology to two of their customers in the fourth quarter of 2025.
In connection with a sublicense agreement to LanzaJet (the “LanzaJet License Agreement”) under the Company’s license agreement (the “Battelle License”) with Battelle Memorial Institute (“Battelle”), LanzaTech remains responsible for any failure by LanzaJet to pay royalties due to Battelle. The fair value of LanzaTech’s obligation under this guarantee was immaterial as of June 30, 2026 and 2025.
The following table presents summarized aggregated financial information of our LanzaJet equity method investment (in thousands):

	Six Months Ended June 30,
	2026	2025
Selected Statement of Operations Information:
Revenues	$4,600	$5,035
Gross profit	(2,135)	1,729
Net loss	(39,028)	(39,628)
Net loss attributable to the Company(1)	$(18,377)	$(14,396)

	As of
	June 30, 2026	December 31, 2025
Selected Balance Sheet Information:
Current assets	$14,530	$17,695
Non-current assets	294,230	268,358
Current liabilities	29,819	29,970
Non-current liabilities	$260,345	$329,235
__________________
1) Net loss attributable to the Company as of June 30, 2026 includes off balance sheet losses of $11.7 million. See Note 13 — Related Party Transactions, for information on our off balance sheet losses.

SGLT
On September 28, 2011, the Company contributed RMB 25,800 (approx. $4,000) in intellectual property in exchange for 30% of the registered capital of Beijing Shougang LanzaTech Technology Co., LTD (“SGLT”). Since then, the Company’s interest in SGLT’s registered capital has decreased to approximately 8.38% as a result of investments by new investors and the completion of SGLT’s initial public offering.
Prior to June 3, 2026, the Company accounted for its investment in SGLT using the alternative measurement guidance under ASC 321, Investments—Equity Securities, because the investment did not have a readily determinable fair value. On June 3, 2026, SGLT completed its initial public offering, and the Company’s investment became an equity security with a readily determinable fair value. Accordingly, the Company remeasured its investment to fair value on June 3, 2026. Thereafter, the investment is measured at fair value, with subsequent changes in fair value recognized in earnings.
During the three and six months ended June 30, 2026, the Company recognized a remeasurement gain (loss) of $47.5 million upon the initial remeasurement of its investment to fair value on June 3, 2026, and a subsequent unrealized gain (loss) of $160.6 million related to changes in the fair value of the investment through June 30, 2026, resulting in a total unrealized gain (loss) of $208.1 million recognized in earnings. During the three and six months ended June 30, 2025, there was no change in the recorded amount of the investment.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three and six months ended June 30, 2026 and 2025, the Company received no dividends from equity investments. See Note 13 — Related Party Transactions, for information on revenues, accounts receivable, contract assets and purchases and open accounts payable with the Company’s equity investments.

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
On February 14, 2025, the Company and Brookfield terminated the Brookfield SAFE and all rights and obligations, and concurrently entered into the Brookfield Loan (as defined below). As of that date, the Brookfield SAFE had not converted as a qualifying financing had not occurred and no qualified project investments had been presented to Brookfield. The Framework Agreement, as described below, remains in full effect. Management considered the terms of the Brookfield SAFE and the Brookfield Loan to be substantially different per ASC 470-50 – Debt: Modifications and Extinguishments. As such, the exchange of instruments was accounted for as the extinguishment of the Brookfield SAFE and the recognition of a new debt instrument, “the Brookfield Loan”. As of February 14, 2025, the Company recognized a loss of $6,216 on extinguishment of the Brookfield SAFE in other expenses/income on the consolidated statements of operations and comprehensive income (loss).
Brookfield Framework Agreement
On October 2, 2022, LanzaTech entered into a framework agreement with Brookfield (as amended by Amendment No. 1 to the Brookfield Framework Agreement, dated July 10, 2025, the “Brookfield Framework Agreement”) for an initial term ending December 3, 2028. Under such agreement, LanzaTech agreed to exclusively offer Brookfield the opportunity to acquire or invest in certain projects to construct commercial production facilities employing carbon capture and transformation technology in the U.S., the European Union, the United Kingdom, Canada or Mexico for which LanzaTech is solely or jointly responsible for obtaining or providing equity financing, subject to certain exceptions. LanzaTech agreed to present Brookfield with projects that over the term of the agreement require equity funding of at least $500,000 in the aggregate. With respect to projects acquired by Brookfield, LanzaTech is entitled to a percentage of free cash flow generated by such projects determined in accordance with a hurdle-based return waterfall. Brookfield has no obligation under the Brookfield Framework Agreement to invest in any of the projects. There have been no investments in projects as of June 30, 2026.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Brookfield Loan is legal form debt and management has elected to apply the FVO with the Brookfield Loan classified as a mark-to-market liability. As of June 30, 2026, no qualifying financing had yet occurred and no qualified project investments had been presented to Brookfield, therefore no portion of the Brookfield Loan was deemed repaid. As of June 30, 2026, the fair value of the Brookfield Loan was $12,700 and was recorded within the Brookfield Loan liability on the consolidated balance sheets.
Refer to Note 10 — Fair Value Measurement for further details on the Brookfield SAFE and the Brookfield Loan’s fair value measurement and liabilities recorded as of June 30, 2026 and associated changes to their respective fair value for the six months ended June 30, 2026.

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
On May 7, 2025, the Company consummated a Qualified Equity Financing with the preferred stock issuance, resulting in conversion of the Convertible Note into 340,543 shares of Common Stock (34,054,337 prior to the Reverse Stock Split) pursuant to the mandatory conversion provision of the Convertible Note. The fair value adjustment upon conversion was $8,132 of which $4 was booked to Common Stock at a par value of $0.0000001 and the remaining was recorded in additional paid-in capital in the Company’s consolidated balance sheets. Prior to its conversion on May 7, 2025, the change in fair value of the Convertible Note was $9,400 and $43,800 for the three and six months ended June 30, 2025, respectively, through the date of conversion on May 7, 2025. These amounts were included within other income (expense), net in the Company’s consolidated statements of operations and comprehensive loss.

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
In February 2026, the Company entered into a settlement agreement with Vellar to resolve all outstanding matters related to the FPA and related litigation. Pursuant to the settlement agreement, the Company paid a settlement amount in cash, and the parties mutually released all claims. During the first quarter of 2026, the Company extinguished and derecognized the remaining liabilities associated with the FPA. Consistent with the in-substance share repurchase accounting treatment applied to the FPA at inception, the derecognition of the remaining liabilities was recorded as an adjustment to additional paid-in capital. As of June 30, 2026, no liabilities related to the FPA remained outstanding on the Company's consolidated balance sheet.
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
PIPE Warrant
Pursuant to the Preferred Stock Purchase Agreement, the Company also agreed to provide the Preferred Stockholder the contingent opportunity to participate in the potential future equity appreciation of the Company in the form of the a warrant (the “PIPE Warrant”) that, similar to a structuring fee, would be issued and exercisable if and only if certain conditions were satisfied prior to May 7, 2026, including obtaining a required stockholder vote and additional financing meeting specified criteria. The PIPE Warrant with amended terms was issued on January 21, 2026 concurrently with the consummation of the January 2026 Financing. The PIPE Warrant, as amended, provides for the issuance of an aggregate of 7,800,000 shares of Common Stock at an exercise price equal to $0.0000001 per share (subject to adjustments in certain events) and is exercisable at any time prior to 5:00 p.m. New York City time on December 31, 2030 (the “Expiration Time”), and, if unexercised, will be automatically exercised on a cashless (net‑share) basis immediately prior to the Expiration Time.
Irrespective of the PIPE Warrant being a contingent instrument for which the conditions to issuance have not been satisfied, under applicable accounting guidance, the PIPE Warrant was required to be classified as a current liability

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

at May 7, 2025 and to be remeasured at fair value at each balance sheet date, with changes in fair value recorded in other income (expense), net within the consolidated statements of operations and comprehensive loss. As a result, the Company recorded a current liability of $24.9 million as of May 7, 2025 based on the closing stock price of the Company’s Common Stock of $0.24 at such date (prior to the Reverse Stock Split) and taking into account the probability that a subsequent financing under the Preferred Stock Purchase Agreement would be consummated.
Effective August 18, 2025, following the Authorized Share Increase and the Proportionate Authorized Share Decrease in connection with the Reverse Stock Split, the Company obtained sufficient authorized but unissued shares to be able to settle the PIPE Warrant in shares when it is due. As a result, and in accordance with ASC 815-40, the PIPE Warrant no longer met the criteria for liability classification. The PIPE Warrant was therefore remeasured to fair value immediately prior to reclassification, resulting in a fair value of approximately $16.2 million, and subsequently reclassified from a current liability to Additional Paid-in Capital within stockholders’ equity. Changes in the fair value of the PIPE Warrant were recognized in other income (expense), net within the Company’s consolidated statements of operations and comprehensive income (loss).
Following this reclassification, no further fair value adjustments will be recognized for the PIPE Warrant so long as the settlement conditions continue to permit equity classification.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Fair Value Measurement
The following table presents the Company’s fair value hierarchy for its assets and liabilities measured at fair value as of June 30, 2026 and December 31, 2025 (in thousands). All share and per share amounts included below relating to transactions prior to the Reverse Stock Split are presented at pre-split amounts:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

Liabilities:
Brookfield Loan liability	$—	$—	$12,700	$12,700
IPO Private Placement Warrants	—	—	5	5
Public Warrants	1	—	—	1
Total liabilities	$1	$—	$12,705	$12,706

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$6,857	$—	$—	$6,857
Total assets	$6,857	$—	$—	$6,857

Liabilities:
FPA Put Option liability	$—	$—	$30,015	$30,015
Brookfield Loan Liability	—	—	10,900	10,900
Fixed Maturity Consideration and current FPA Put Option liability	—	—	4,123	4,123
IPO Private Placement Warrants	—	—	10	10
Public Warrants	1	—	—	1
Total Liabilities	$1	$—	$45,048	$45,049
Forward Purchase Agreement
The fair value upon issuance of the FPA (both the FPA Put Option liability and Fixed Maturity Consideration) and subsequent changes in fair value are included in other expense, net in the consolidated statements of operations and comprehensive income (loss) in the corresponding period.
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
The fair value of the Brookfield Loan was determined using a scenario-weighted discounted cash flow model on the adjusted remaining portion of the Brookfield Loan and the Company’s expectation to present projects to Brookfield to result in the Brookfield Loan liability being deemed as repaid at 50% as of June 30, 2026. The remaining portion outstanding is adjusted for repayment at maturity.
Significant inputs for Level 3 Brookfield Loan measurement as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Adjusted remaining amount	$26,491	$25,470
Term (in years)	3.4	3.8
Discount rate	37.5%	40.0%
PIPE Warrant
Effective August 18, 2025, the Company's PIPE Warrant no longer met the criteria for liability classification and was reclassified from a current liability to additional paid-in capital in accordance with ASC 815-40. Following reclassification, the PIPE Warrant is no longer subject to recurring fair value remeasurement, provided the conditions for equity classification continue to be met. Accordingly, no PIPE Warrant liability was recorded on the Company's consolidated balance sheets as of June 30, 2026 or December 31, 2025. For details, See Note 9 — Preferred Stock and PIPE Warrant.
Public Warrants and IPO Private Placement Warrants
As part of AMCI’s initial public offering (“IPO”), AMCI issued warrants to third-party investors. Each public warrant entitles the holder to purchase one share of the Company’s Common Stock at an exercise price of $1,150 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, AMCI completed the private sale of warrants. Each private sale warrant allows the holder to purchase one share of the Company’s Common Stock at $1,150 per share. Additionally, prior to the consummation of the Business Combination, AMCI issued warrants for the settlement of a

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

working capital loan. The working capital warrants have the same terms as the private sale of warrants issued at the IPO. Warrants sold in the private sale at the IPO and the warrants issued to convert the working capital loan are collectively referred to as the “IPO Private Placement Warrants”. In connection with the IPO, the Company has 78,081 Public Warrants and 44,661 IPO Private Placement Warrants outstanding as of June 30, 2026.
The fair value of the Public Warrants is determined using quoted market prices in an active market. Changes in fair value are recorded within other income (expense), net within the Company’s consolidated statements of operations and comprehensive income (loss). The Company recognized an immaterial loss related to changes in the fair value of the Public Warrants during the six months ended June 30, 2026, compared to a loss of $1,892 during the same period in 2025.
The fair value of the IPO Private Placement Warrants was estimated using a Black-Scholes option pricing model. Changes in the fair value of the Company’s liability were recorded within other income (expense), net in the Company’s consolidated statements of operations and comprehensive income (loss). The Company recognized immaterial changes in fair value during the six months ended June 30, 2026 and 2025.
The following table represents the weighted average inputs used in calculating the fair value of the IPO Private Placement Warrants outstanding as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Stock price	$6.82	$13.76
Exercise price	$1,150.00	$1,150.00
Term (in years)	1.61	2.11
Expected volatility	147.5%	115.0%
Risk-free interest rate	4.08%	3.48%
Expected dividend yield	—%	—%
The following tables represent reconciliations of the fair value measurements of the assets and liabilities using significant unobservable inputs (Level 3) (in thousands):

	FPA Put Option	Fixed Maturity Consideration	Brookfield Loan	IPO Private Placement Warrants
Balance as of January 1, 2026	$(30,015)	$(4,123)	$(10,900)	$(10)
Settlement of Forward Purchase Agreement	30,015	4,123	—	—
(Loss) gain recognized in other expense, net on the consolidated statement of operations and comprehensive loss	—	—	(1,800)	5
Balance as of June 30, 2026	$—	$—	$(12,700)	$(5)

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Convertible Note	PIPE Warrants	FPA Put Option	Fixed Maturity Consideration	Brookfield SAFE	Brookfield Loan	Private Placement Warrants
Balance as of January 1, 2025	$(51,112)	$—	$(30,015)	$(4,123)	$(13,223)	$—	$(1,432)
Extinguishment of the Brookfield SAFE	—	—	—	—	13,274	—	—
Issuance of PIPE Warrant	—	(24,950)	—	—	—	—	—
Issuance of the Brookfield Loan	—	—	—	—	—	(19,490)	—
Partial settlement of Brookfield Loan	—	—	—	—	—	12,500	—
Conversion of Convertible Note to preferred stock	8,132	—	—	—	—	—	—
(Loss) gain recognized in the consolidated statement of operations and comprehensive loss	42,980	(3,400)	—	—	(51)	(12,445)	1,343
Balance as of June 30, 2025	$—	$(28,350)	$(30,015)	$(4,123)	$—	$(19,435)	$(89)

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Income Taxes
The Company is subject to federal and state income taxes in the United States, as well as income taxes in foreign jurisdictions in which it conducts business. The Company does not provide for federal income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are reinvested indefinitely. The Company and its foreign subsidiaries have historically been loss generating entities that have resulted in no excess earnings to consider for repatriation and accordingly there were no deferred income taxes recognized for the three and six months ended June 30, 2026 and 2025.
The Company recorded no income tax expense for the three and six months ended June 30, 2026 and 2025, representing an effective tax rate of 0%. The difference between the U.S. federal statutory rate of 21% and the Company's effective tax rate in the three and six months ended June 30, 2026 and 2025 was primarily due to a full valuation allowance related to the Company's U.S. and foreign deferred tax assets. The Company reassesses the need for a valuation allowance on a quarterly basis. If it is determined that a portion or all of the valuation allowance is not required, it will generally be a benefit to the income tax provision in the period such determination is made.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the unvested time-based and market-based RSUs for the six months ended June 30, 2026, were as follows:

	Time-based RSUs		Market-based RSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
Non-vested Outstanding at January 1, 2026	13	$318.62	36	$170.29
Granted	—	—	—	—
Vested	(9)	328.42	—	—
Cancelled/forfeited	—	—	—	—
Non-vested Outstanding at June 30, 2026	4	$299.29	36	$170.29
Compensation expense related to the time-based RSUs was $371 and $1,043 for the three months ended June 30, 2026 and 2025, respectively, and $937 and $2,115 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, $886 of unrecognized compensation cost related to time-based RSUs will be recognized over a weighted-average period of 0.7 years.
Compensation expense related to the market-based RSUs was $14 and $170 for the three months ended June 30, 2026 and 2025, respectively, and $83 and $440 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, $8 of unrecognized compensation costs related to market-based RSUs will be recognized over a weighted-average period of 0.1 years.
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
Stock option awards outstanding as of June 30, 2026 and changes during the six months ended June 30, 2026, were as follows:

	Shares subject to option (thousands)	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (thousands)
Outstanding at January 1, 2026	138	$209.64
Vested and expecting to vest at January 1, 2026	138	209.64
Exercisable at January 1, 2026	117	189.19
Granted	—	—
Exercised	—	—
Cancelled/forfeited	—	—
Expired	(16)	140.34
Outstanding at June 30, 2026	122	$218.49	4.1	$—
Vested and expecting to vest at June 30, 2026	122	218.49	4.1	—
Exercisable at June 30, 2026	115	$212.05	3.9	$—

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expenses related to the stock options was $354 and $1,080 for the three months ended June 30, 2026 and 2025, respectively, and $1,049 and $2,049 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, $936 of unrecognized compensation costs related to stock options will be recognized over a weighted-average period of 0.7.
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

Note 13 — Related Party Transactions
As of June 30, 2026 and 2025, the Company had equity ownership in LanzaJet and SGLT (see Note 5 — Investments for further details). The table below summarizes amounts related to transactions with these related parties (in thousands):

	As of
	June 30, 2026	December 31, 2025
Accounts receivable	$2,666	$2,281
Accounts payable	170	—
The following table presents revenue from related parties per disaggregated revenue categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from related parties, included within Licensing	$595	$1,050	$1,190	$2,101
Revenue from related parties, included within Engineering and other services	74	137	170	258

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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the formation of LanzaJet, the Company entered into a transition services agreement with LanzaJet, primarily for the access and use of certain equipment and spaces. For the three and six months ended June 30, 2026 and 2025, the Company recognized immaterial amounts of revenue from related parties, in connection with this agreement.
In addition to the licensing and sublicensing of its intellectual property, pursuant to the Original Investment Agreement as described in Note 5 — Investments, the Company provides certain engineering and other services related to a gas-to-jet demonstration plant currently in development by LanzaJet and other projects whereby LanzaJet is the customer. As the project has reached completion, the Company recognized immaterial amounts of revenue for ad-hoc services during the three and six months ended June 30, 2026 and 2025.
In December 2023, LanzaTech sold LanzaJet the right to utilize some of LanzaTech’s completed engineering work as a basis for future LanzaJet projects for a price of $2,000 and recorded a $2,000 receivable. The payment will be offset against the license fees LanzaTech would pay to LanzaJet for the use of their technology in the Company’s projects. A license agreement is in process and is expected to be executed in 2026, at which time the Company’s $2,000 receivable as of June 30, 2026, is expected to be reduced to the extent of payments due and payable under the license agreement. The Company recognized $57 and $115 in deferred profit for the three and six months ended June 30, 2025. No deferred profit was recognized during the three and six months ended June 30, 2026.
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
On June 23, 2026, the Company purchased 227,761 additional shares of LanzaJet Series A Preferred Stock for aggregate consideration of approximately $1.0 million pursuant to the LanzaJet Series A Stock Purchase Agreement.
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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock and the admission of additional stockholders as parties thereto, and to modify certain governance, transfer and other provisions in connection with the Series A Transaction.
LanzaJet Note Purchase Agreement
On November 9, 2022, the Company and the other LanzaJet shareholders entered into a Note Purchase Agreement (the “LanzaJet Note Purchase Agreement”), pursuant to which LanzaJet Freedom Pines Fuels LLC (“FPF”), a wholly owned subsidiary of LanzaJet, issued and sold notes in an aggregate principal amount of up to $147,000 (the “Notes”), comprised of approximately $113,500 aggregate principal amount of 6.00% Senior Secured Notes maturing December 31, 2043 (the “Senior Secured Notes”) and $33,500 aggregate principal amount of 6.00% Subordinated Secured Notes maturing December 31, 2046 (the “Subordinated Secured Notes”). The Company committed and funded $5,500 of Subordinated Secured Notes on May 1, 2023. The Senior Secured Notes are secured by a security interest over substantially all assets of FPF, and both the Senior Secured Notes and the Subordinated Secured Notes are secured by a security interest over the intellectual property owned or in-licensed by LanzaJet.
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
As of June 30, 2026, the carrying amount of the Company’s note receivable from LanzaJet was reduced to zero. Following the reduction of the Company's equity method investment in LanzaJet to zero during the first quarter of 2025, the Company's share of LanzaJet's losses was applied against the note receivable. To the extent the Company's share of losses exceeded the carrying amount of its investments, such excess losses were not recognized and were tracked off-balance sheet. During the six months ended June 30, 2026, the Company recognized increases to its carrying value in LanzaJet resulting from royalty income associated with LanzaJet's sublicensing of the Company's technology to two customers and the Company's $3.0 million purchase of LanzaJet Series A Preferred Stock, partially offset by the Company's share of LanzaJet's losses. As of June 30, 2026, the carrying amount of the Company's equity method investment in LanzaJet was reduced to zero.
The Company's share of future losses will first be applied against the carrying amount of its equity method investment before any excess losses are tracked off-balance sheet. The Company will continue to monitor LanzaJet's financial results and track any unrecognized share of losses. Future profits will be recognized only to the extent they exceed previously unrecognized losses and will be recorded within income (loss) from equity method investees, net in the Company's consolidated statements of operations and comprehensive loss. (See Note 5 — Investments).
SGLT
The Company supplies SGLT with certain water-soluble organic compounds required in the Company's proprietary gas fermentation process, small-size equipment and consulting services. For the three and six months ended June 30, 2026 and 2025, the Company recognized an immaterial amount of revenue. The Company also provided engineering services and incurred costs of $94 and $238 for the three months ended June 30, 2026 and 2025, respectively, and $192 and $393 for the six months ended June 30, 2026 and 2025, respectively.

Note 14 — Reportable Segment
The Company operates as one operating segment and therefore one reportable segment, focused on integrated solutions to customers based on its proprietary technology. The determination of the Company’s reportable segment is

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The CODM primarily uses revenue and net income (loss) as reported on the consolidated statements of operations, as the measure of profit or loss to allocate resources during the annual budget and forecasting process. The CODM also uses consolidated net income (loss), along with financial and non-financial inputs, to evaluate the Company’s performance, and make strategic decisions related to headcount and capital expenditures on a consolidated basis.
The measure of segment assets is reported on the balance sheet as total assets. The CODM does not review segment assets at a level other than that presented in the Company’s consolidated balance sheets. The table below presents the Company’s consolidated operating results including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Consolidated Revenues	$9,014	$9,084	$21,034	$18,567
Less
Consolidated Cost of Sales	7,212	6,230	15,503	13,743
Salaries and benefits expenses[1]	8,274	15,517	17,573	33,180
External service providers[1]	1,782	13,266	5,331	22,850
Other Operating expenses (net of recharges)	1,619	6,312	2,311	12,088
Net loss from operations	$(9,873)	$(32,241)	$(19,684)	$(63,294)
Other income (expense), net	207,091	3,077	206,772	21,433
Loss from equity method investees, net	(12,913)	(3,335)	(17,462)	(9,867)
Net income (loss)	$184,305	$(32,499)	$169,626	$(51,728)
(1) Includes those salaries and benefits and external service providers expenses associated with cost of sales.
For disaggregation of the Company’s revenues by customer location and contract type, see Note 4 — Revenues and for major customers, see Note 2 — Summary of Significant Accounting Policies.

LANZATECH GLOBAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Commitments and Contingencies
Leases
During the three months ended June 30, 2026, there were no material changes to the Company’s lease commitments from those disclosed in the 2025 Annual Report.
Litigation
The Company is, and may from time to time be, involved in legal proceedings and exposed to potential claims in the normal course of business. There are no material legal proceedings to which the Company is currently a party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our unaudited interim consolidated financial statements and accompanying footnotes thereto included in Part I, “Item 1-Financial Statements” of this Quarterly Report, and our audited consolidated financial statements and related notes included in the Company’s 2025 Annual Report. In this section, unless otherwise indicated or the context otherwise requires, references in this section to “LanzaTech,” the “Company,” “we,” “us,” “our” and other similar terms refer to LanzaTech Global, Inc. and its consolidated subsidiaries. References to “AMCI” refer to AMCI Acquisition Corp. II prior to the Business Combination. This discussion contains forward-looking statements that involve risks and uncertainties about our business and operations. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include without limitation those discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and those identified in Part I, “Item 1A. Risk Factors” of the Company’s 2025 Annual Report.
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
LanzaTech employs a licensing business model whereby our customers build, own and operate facilities that use our technology, and in return, we are paid a royalty fee based on the revenue generated from the use of our technology. We are augmenting our technology licensing business model to incorporate incremental ownership and operatorship in the biorefining value chain, enabling greater control over development, financing, and product access. We began operations in 2005. In 2018, through our joint venture with Shougang LanzaTech (also referred to as “SGLT” herein), we established the world’s first commercial waste gas-to-ethanol plant in China, followed by three more plants between 2021 and 2023. With additional partnerships, we established two more commercial plants, one in India, and one in Belgium, respectively, and we currently have other plants in various states of development in various countries around the world. We also perform research and development (“R&D”) services related to novel technologies and development of biocatalysts for commercial applications, mainly to produce fuels and chemicals. In June 2024, the Company and LanzaJet launched CirculAir™, a new joint offering and end-to-end solution utilizing LanzaTech’s gas fermentation technology in conjunction with LanzaJet’s Alcohol-to-Jet (“ATJ”) platform to produce sustainable aviation fuel and renewable diesel from a wide range of waste feedstocks.
We have not achieved operating profitability since our formation. We had net income of $169.6 million for the six months ended June 30, 2026, primarily as a result of fair value gain on our investment in SGLT, compared with a net loss of $(51.7) million for the six months ended 2025. As of June 30, 2026, we had an accumulated deficit of $848.9 million compared to an accumulated deficit of $1,018.6 million as of December 31, 2025. We anticipate that we will continue to incur losses until we sufficiently commercialize our technology.
LanzaTech has been focused on shifting its core operations from research and development to globally deploying the Company’s proven technology. We continue to streamline our priorities to improve our cost structure while evaluating other liquidity enhancing initiatives, including pursuing capital raising, partnership or asset-related opportunities, and other strategic options.

Recent Developments
Reverse Stock Split and Reduction in Authorized Shares
On August 15, 2025, the Company filed with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) two Certificates of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation to (1) decrease the par value of the Company’s common stock (“Common Stock”) from $0.0001 to $0.0000001 per share (the “Par Value Change”) and increase the number of authorized shares of Common Stock from 600,000,000 to 2,580,000,000 (the “Authorized Share Increase”), effective 4:59 p.m. Eastern Time on August 18, 2025, and (2) effect a 1-for-100 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding Common Stock and proportionately decrease the number of authorized shares of Common Stock to 25,800,000 (the “Proportionate Authorized Share Decrease” and, together with the Par Value Change, Authorized Share Increase and Reverse Stock Split, the “Charter Amendments”), effective 5:00 p.m. Eastern Time on August 18, 2025 (the “Reverse Split Effective Time”). The Charter Amendments were approved by the Board of Directors of the Company and by stockholders of the Company at the Company’s 2025 Annual Meeting of Stockholders held on July 28, 2025, as detailed in the Company’s definitive proxy statement for such annual meeting, filed with the SEC on June 18, 2025 (as supplemented by the proxy supplement filed with the SEC on July 17, 2025).
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
On May 10, 2026, the Company entered into a subscription agreement (“Subscription Agreement”) with LanzaTech Global SPV, LLC (“LT Global”), pursuant to which LT Global purchased on May 13, 2026, in a private placement, 1,000,000 shares of Common Stock (the “Subscribed Shares”) at a per share purchase price of $10.00 (the “Purchase Price”), resulting in gross proceeds to the Company of $10.0 million. The Subscription Agreement provides that each of LT Global and the Company shall have the right from time to time, upon written notice to the other, to require the issuance and purchase of additional shares of Common Stock at the Purchase Price for an aggregate purchase price of up to $20.0 million (“Full Additional Shares Amount”) at any time prior to May 13, 2027, subject to the terms and conditions set forth in the Subscription Agreement. The Subscription Agreement provided that in order for the Company to require the purchase of additional shares with a value in excess of $10.0 million, the Company must establish that it had less than $40.0 million of cash on its balance sheet as of the last day of the most recently ended calendar month (the “Cash Requirement”).
On May 15, 2026, the Company entered into a securities purchase agreement (“Securities Purchase Agreement”) with certain institutional investors (together, the “Investors”), providing for the issuance and sale by the Company of an aggregate of 2,000,000 shares of the Company’s Common Stock. Such shares were offered and sold for a per share purchase price of $10.00 for gross proceeds of $20.0 million, before deducting placement agent fees and other offering expenses. Such shares were offered in a registered direct offering (the “Offering”) pursuant to an effective shelf registration statement on Form S-3 and a related prospectus supplement filed with the Securities and Exchange Commission. On May 15, 2026, LT Global consented to the Offering and in connection therewith, the Company and LT Global entered into an amendment to the Subscription Agreement (the “Amendment”), which both lowered the Cash Requirement from $40.0 million to $30.0 million and provided that such Cash Requirement will apply with respect to the Full Additional Shares Amount. The Offering closed on May 18, 2026.
Shougang LanzaTech Initial Public Offering
On June 3, 2026, Beijing Shougang LanzaTech Technology Co., Ltd. (“SGLT”), a joint venture in which the Company held an approximately 9.31% equity interest, prior to the offering described below, completed its initial public offering of 40.0 million H Shares on The Stock Exchange of Hong Kong Limited (the “Hong Kong Stock Exchange”).
The final offer price was priced at a U.S. dollar equivalent of approximately US$1.86 per H Share, based on the applicable exchange rate, resulting in gross proceeds to SGLT of approximately US$75.0 million, before deducting offering expenses. Based on the final offer price, upon listing SGLT had an implied market capitalization of approximately US$750.0 million. Trading of the shares commenced on the Hong Kong Stock Exchange on June 3, 2026 under the stock code “02553”.
The Company did not sell any shares in connection with the offering and did not receive any proceeds from the transaction. Following completion of the offering, the Company held, through its subsidiary, 33,520,231 H Shares of SGLT, representing approximately 8.38% of SGLT’s total issued share capital upon listing.
As a result of the offering and subsequent market-price changes through June 30, 2026, the Company recognized a fair value gain of $208.1 million on its SGLT investment. The Company’s pre-IPO SGLT shares are subject to a one-year transfer restriction following the June 3, 2026 listing, subject to the terms of SGLT’s governing documents and applicable law.

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
On June 23, 2026, the Company purchased 227,761 additional shares of LanzaJet Series A Preferred Stock for aggregate consideration of approximately $1.0 million pursuant to the LanzaJet Series A Stock Purchase Agreement.
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
As a result of the Series A Transaction, the Company’s ownership interest in LanzaJet decreased from approximately 53.16% as of December 31, 2025 to approximately 46.0% on a fully diluted basis as of February 11, 2026. In March and June 2026, LanzaJet issued additional Series A Preferred Stock to a third party, reducing the Company’s ownership interest to approximately 45.7%. The Company continues to account for its investment in LanzaJet under the equity method of accounting.
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
Strategic Outlook
During the second quarter of 2026, LanzaTech continued to advance its strategic initiatives focused on scaling commercialization, improving capital efficiency, and enhancing execution across its operating platform. These efforts reflect the Company’s transition from pursuing individual project opportunities toward a cohort-based development approach designed to advance multiple projects through a standardized commercialization framework.
Under this model, projects are grouped and managed based on development stage, commercial readiness, financing progress, and advancement toward securing offtake agreements. As projects progress through defined stages, the Company expects to generate revenue opportunities through engineering and advisory services, equipment deployment, technology licensing, product sales, and, where applicable, carbon-related incentives.
The Company believes this approach may:
• Improve execution reliability by incorporating lessons learned from prior deployments;

• Align resources and capital allocation around milestone-based progression; and
• Build revenue visibility as projects advance toward operations.
As of June 30, 2026, the Company was advancing four projects within its initial cohort under a common development framework. While the projects are progressing at different rates, the lead project has advanced to final offtake negotiations and is expected to help establish a commercial and financing framework for future cohort projects. The remaining projects continue to advance through development, permitting, financing, and commercial workstreams, with the earliest project currently targeted for completion during first half of 2027.
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
Looking ahead, the Company believes successful execution of its cohort-based development model will depend on continued access to capital, achievement of key commercial milestones, customer adoption, project financing, regulatory support, and disciplined execution across technical, commercial, and operational functions.
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
Key elements of the Company’s performance for the three months ended June 30, 2026 and 2025 are summarized in the tables below:

	Three Months Ended June 30,
(In thousands, except for percentages)	2026	2025	Variance	% Change
GAAP Measures:
Revenue	$9,014	$9,084	$(70)	(1)%
Net income (loss)	184,305	(32,499)	216,804	667%
Key Performance Indicators:
One-Time Revenue (1)	8,420	7,810	610	8%
Recurring Revenue (2)	594	1,274	(680)	(53)%
Total Revenue	$9,014	$9,084	$(70)	(1)%
Cost of Revenues (ex. Depreciation) (3)	7,212	6,230	982	16%
Selling, general & administrative expense	8,750	19,106	(10,356)	(54)%
Adjusted EBITDA (4)	$(7,591)	$(29,696)	$22,105	74%
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
(4)Adjusted EBITDA, a non-GAAP financial measure, is calculated as net income (loss), excluding depreciation expense, interest income, net, stock-based compensation expense, income (loss) from equity method investees, net, unrealized gains and losses arising from the fair value remeasurement of investments, and gains and losses arising from the remeasurement, extinguishment, conversion or settlement of financial instruments, including warrant liabilities, the Brookfield SAFE liability, the Brookfield Loan liability, the Convertible Note and other similar non-cash or non-operating items. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with GAAP. See "Non-GAAP Financial Measures" for additional information and a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP measure.

Key Financial Metrics
Key elements of the Company’s performance for the six months ended June 30, 2026 and 2025 are summarized in the tables below:

	Six Months Ended June 30,
(In thousands, except for percentages)	2026	2025	Variance	% Change
GAAP Measures:
Revenue	$21,034	$18,567	$2,467	13%
Net income (loss)	169,626	(51,728)	221,354	428%
Key Performance Indicators:
One-Time Revenue(1)	19,839	16,087	3,752	23%
Recurring Revenue (2)	1,195	2,480	(1,285)	(52)%
Total Revenue	21,034	18,567	2,467	13%
Cost of Revenues (ex. Depreciation) (3)	15,503	13,743	1,760	13%
Selling, general & administrative expense	17,343	34,854	(17,511)	(50)%
Adjusted EBITDA (4)	$(15,463)	$(60,203)	$44,740	74%
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
(4)Adjusted EBITDA, a non-GAAP financial measure, is calculated as net income (loss), excluding depreciation expense, interest income, net, stock-based compensation expense, income (loss) from equity method investees, net, unrealized gains and losses arising from the fair value remeasurement of investments, and gains and losses arising from the remeasurement, extinguishment, conversion or settlement of financial instruments, including warrant liabilities, the Brookfield SAFE liability, the Brookfield Loan liability, the Convertible Note and other similar non-cash or non-operating items. Adjusted EBITDA is a supplemental measure that is not a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. Adjusted EBITDA does not represent, and should not be considered, an alternative to net income (loss), as determined in accordance with GAAP. See "Non-GAAP Financial Measures" for additional information and a reconciliation of Adjusted EBITDA to net income (loss), its most directly comparable GAAP measure.

Results of Operations — Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The results of operations presented below should be reviewed in conjunction with our consolidated financial statements and notes. The following table sets forth our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,
	2026	2025	Variance	% Change
(In thousands, except for per share amounts)
Total revenue	$9,014	$9,084	$(70)	(1)%
Cost of revenue (1)	7,212	6,230	982	16%
Operating expenses:
Research and development	1,963	14,935	(12,972)	(87)%
Depreciation expense	962	1,054	(92)	(9)%
Selling, general and administrative expense	8,750	19,106	(10,356)	(54)%
Total operating expenses	11,675	35,095	(23,420)	(67)%
Loss from operations	(9,873)	(32,241)	22,368	69%
Other income (expense):
Interest income, net	105	192	(87)	(45)%
Fair value gain on equity securities	208,104	—	208,104	—%
Other income (expense), net	(1,118)	2,885	(4,003)	(139)%
Total other income (expense), net	207,091	3,077	204,014	6630%
Loss from equity method investees, net	(12,913)	(3,335)	(9,578)	(287)%
Net income (loss)	$184,305	$(32,499)	$216,804	667%
Other comprehensive loss:
Changes in credit risk of fair value instruments	(700)	(1,605)	905	(56)%
Foreign currency translation adjustments	92	(313)	405	129%
Comprehensive income (loss)	$183,697	$(34,417)	$218,114	634%
(1) exclusive of depreciation

Revenue
Total revenue decreased $0.1 million, or 1%, in the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to a $1.0 million decline in revenue from Joint Development Agreements (“JDA”), reflecting the completion of projects with existing customers and a $0.5 million decrease in revenue from LanzaJet related to sublicensing of the Company’s technology. These decreases were partially offset by a $1.4 million increase in engineering and other services revenue, primarily due to entering new projects with customers.
Cost of Revenue
Cost of revenue increased $1.0 million, or 16%, in the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to a $1.1 million increase in engineering and other service costs associated with existing and new customers and government entities, and a $0.1 million increase in costs associated with CarbonSmart product sales. These increases were partially offset by a $0.2 million decrease in cost-of-revenue related to contract research.

Research and Development
R&D expense decreased by $13.0 million, or 87%, in the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily driven by an $8.2 million reduction in personnel and contractor costs supporting R&D activities, reflecting the headcount reductions implemented during the second quarter of 2025 as part of the Company’s transformation and cost optimization initiatives. In addition, external R&D services associated with project development activities that were not eligible for capitalization decreased by $3.1 million Consumables and facilities-related expenses also declined by $1.7 million, reflecting lower project activity levels and a more streamlined operating structure.
Selling, General and Administrative Expense
SG&A expense decreased by $10.4 million, or 54%, in the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to a $9.1 million reduction in legal fees due to lower spending on external legal services, a $0.8 million decrease in facilities-related expenses, and a $0.5 million reduction in personnel and contractor costs resulting from headcount reductions and lower compensation-related expenses. The decrease reflects the continued benefits from the Company’s transformation initiatives and ongoing focus on cost discipline.
Interest income, net
Interest income, net decreased by $0.1 million in the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to lower interest earned on smaller cash balances held in savings, money market, and investment accounts.
Other Income (Expense), Net
Other income (expense), net increased by $204.1 million in the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by a $208.1 million non-cash unrealized gain recognized on the Company’s investment in SGLT, resulting from the remeasurement of the investment to fair value following the investee’s public listing and subsequent changes in the quoted market price during the quarter. This increase was partially offset by a $4.0 million decrease in gains recognized from changes in the fair value of the Company’s financial instruments during the three months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to gains recognized in the prior-year period associated with the Company's Convertible Note, PIPE Warrant and Preferred Stock liabilities that did not recur in the current-year period. The remaining difference was primarily attributable to foreign currency exchange rate fluctuations and other individually insignificant items.

◦

Results of Operations — Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table sets forth our consolidated results of operations for the periods indicated:

	Six Months Ended June 30,
	2026	2025	Variance	% Change
(In thousands, except for per share amounts)
Total revenue	$21,034	$18,567	$2,467	13.3%
Cost of revenues (1)	15,503	13,743	1,760	12.8%
Operating expenses:
Research and development	5,971	31,429	(25,458)	(81.0)%
Depreciation expense	1,901	1,835	66	3.6%
Selling, general and administrative expense	17,343	34,854	(17,511)	(50.2)%
Total operating expenses	$25,215	$68,118	$(42,903)	(63.0)%
Loss from operations	(19,684)	(63,294)	43,610	68.9%
Other income (expense):
Interest income, net	209	630	(421)	(66.8)%
Fair value gain on equity securities	208,104	—	208,104	—%
Other income (expense), net	(1,541)	20,803	(22,344)	(107.4)%
Total other income (expense), net	206,772	21,433	185,339	864.7%
Income (loss) before income taxes	187,088	(41,861)	228,949	546.9%
Loss from equity method investees, net	(17,462)	(9,867)	(7,595)	(77.0)%
Net income (loss)	$169,626	$(51,728)	$221,354	427.9%
Other comprehensive loss:
Changes in credit risk of fair value instruments	(700)	1,091	(1,791)	(164.2)%
Foreign currency translation adjustments	84	(754)	838	111.1%
Comprehensive income (loss)	$169,010	$(51,391)	$220,401	428.9%

(1) exclusive of depreciation
Revenue
Total revenue increased by $2.5 million, or 13.3%, in the six months ended June 30, 2026, compared to the same period in the prior year. The increase was primarily driven by a $6.0 million increase in engineering and other services revenue resulting from the commencement of new projects with both new and existing customers. This increase was partially offset by a $2.1 million decrease in JDA revenue reflecting the completion of certain customer project, a $0.9 million decrease in revenue recognized from LanzaJet’s sublicensing of the Company’s technology, a $0.4 million decrease in contract research revenue and a $0.1 million decrease in CarbonSmart product sale revenue.
Cost of Revenues
Cost of revenues increased by $1.8 million, or 12.8%, in the six months ended June 30, 2026, compared to the same period in the prior year. The increase was primarily attributable by a $2.8 million increase in costs associated with engineering and other services activities, consistent with the growth in related revenue during the period. This increase was partially offset by a $0.7 million decrease in costs associated with JDAs, and a $0.3 million decrease in costs related to contract research activities. The change in cost composition reflects a greater proportion of activity associated with engineering and commercialization services as compared to customer-funded development projects.

Research and Development
R&D expense decreased by $25.5 million, or 81.0%, in the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily driven by a $17.6 million reduction in personnel and contractor expenses, reflecting the impact of the Company’s transformation, cost optimization and organizational streamlining initiatives including headcount reductions implemented during 2025. These actions were undertaken to align resources with the Company’s strategic priorities and and improving operating efficiency. The decrease was also attributable to a $4.3 million reduction in external R&D services associated with project development activities, as well as a $3.6 million decrease in facilities and consumables expenses.
Selling, general and administrative expense
SG&A expense decreased by $17.5 million, or 50.2%, in the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to a $16.0 million reduction in professional fees, largely reflecting lower legal, consulting and advisory costs following the completion of the Company’s restructuring and transformation initiatives, SG&A expense also benefited from a $1.3 million decrease in personnel and contractor costs resulting from organizational streamlining efforts and lower compensation-related expenses.
Interest income, net
Interest income, net decreased by $0.4 million in the six months ended June 30, 2026 compared to the same period in the prior year. This was primarily attributable to interest earned on lower cash balances held in savings and money market accounts.
Other Income (expense), net
Other income (expense), net increased by $185.8 million in the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily driven by a $208.1 million non-cash unrealized gain recognized on the Company’s investment in SGLT resulting from the remeasurement of the investment to fair value following the investee’s public listing and subsequent changes in the quoted market price during the period.
The increase was partially offset by a $22.3 million decrease in gains recognized from changes in the fair value of the Company’s financial instruments during the six months ended June 30, 2026, compared to the same period in 2025. The decrease was primarily attributable to a $43.8 million fair value gain recognized on the Convertible Note during the prior-year period prior to its conversion into common stock in May 2025, partially offset by the absence of a $19.6 million loss recognized during the prior-year period related to the extinguishment of the Brookfield SAFE liability. The remaining difference was primarily attributable to changes in the fair value of other financial instruments and foreign currency exchange rate fluctuations.

Liquidity and Capital Resources
Cash and Cash Equivalents
Cash and cash equivalents comprise cash on hand, demand deposits at banks, and other short-term, highly liquid investments with original maturity of three months or less that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.
The following table shows the balances of our cash, cash equivalents and restricted cash as of June 30, 2026 and December 31, 2025:

(in thousands, except for percentages)	June 30, 2026	December 31, 2025	Variance	% Change
Total cash, cash equivalents, and restricted cash	$48,903	$17,051	$31,852	186.8%
As of June 30, 2026, compared to December 31, 2025, LanzaTech’s cash, cash equivalents, and restricted cash increased by $31.9 million, or 186.8%, primarily due to $30.0 million of proceeds from issuing Common Stock, partially offset by $1.0 million purchase of LanzaJet Series A Preferred Stock.
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
As of June 30, 2026, our capital structure consisted of equity (comprising issued capital, and accumulated deficit), and the Brookfield Loan. We are not subject to any externally imposed capital requirements. As of June 30, 2026, our outstanding debt comprised the Brookfield Loan, which is classified as a liability for accounting purposes, on our consolidated balance sheets as of June 30, 2026. For a description of this investment see Note 6 – Brookfield Instruments.
In the normal course of our business, we also enter into purchase commitments or other transactions in which we make representations and warranties that relate to the performance of our goods and services. We do not expect material losses related to these transactions.
Going Concern
The Company has incurred recurring net losses and anticipates continuing to incur losses. The Company had cash and cash equivalents of $45.0 million and an accumulated deficit of $(848.9) million as of June 30, 2026, along with cash outflows from operations of $(10.7) million and net income of $169.6 million for the six months ended June 30, 2026. The net income primarily reflects the $208.1 million fair value gain on the Company’s SGLT investment. The Company has historically funded its operations through the Business Combination, issuances of equity securities, and debt financing, as well as from revenue generating activities with commercial and governmental entities.
On May 10, 2026, the Company entered into a subscription agreement with LT Global, pursuant to which LT Global purchased on May 13, 2026, in a private placement, 1,000,000 shares of Common Stock at a per share purchase price of $10.00, resulting in gross proceeds to the Company of $10.0 million.

On May 15, 2026, the Company entered into a securities purchase agreement with certain institutional investors, providing for the issuance and sale by the Company of an aggregate of 2,000,000 shares of the Company’s Common Stock. Such shares were offered and sold for a per share purchase price of $10.00 for gross proceeds of $20.0 million, before deducting placement agent fees and other offering expenses.
On May 9, 2024, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) and a Terms Agreement (the “Terms Agreement” and, together with the Sales Agreement, the “ATM Agreements”) with B. Riley Securities, Inc. (“B. Riley Securities”), pursuant to which the Company may, from time to time, offer and sell through or to B. Riley Securities, as sales agent or principal, shares of the Company’s common stock, having an aggregate offering price of up to $100 million. The shares may be offered through or to B. Riley Securities, acting as agent in connection with agency transactions or as principal in connection with any principal transactions. Pursuant to the Terms Agreement, the Company has the right, but not the obligation, from time to time at its sole discretion, for as long as the Sales Agreement remains effective, to direct B. Riley Securities on any trading day to act on a principal basis and purchase shares, subject to the limitations set forth in the Terms Agreement, applicable Nasdaq rules, and other applicable legal and regulatory requirements. As of June 30, 2026, after giving effect to shares outstanding and shares reserved or otherwise committed for issuance, approximately 2.0 million authorized shares of Common Stock remained available for potential issuance under the ATM Agreements, subject to the other applicable limitations and restrictions. Accordingly, the aggregate proceeds the Company may raise through the issuance of those shares will depend on the prices at which the shares are sold and may be substantially less than the ATM Agreements’ $100 million aggregate offering amount. Any increase in the number of authorized shares of Common Stock would require the Board of Directors to approve, and the stockholders to adopt, an amendment to the Company’s certificate of incorporation.
Based on the Company’s financial position as of the date the condensed consolidated financial statements were issued, the Company projects that it will be able to cover its liquidity needs for the next twelve months.
Cash Flows
The following table provides a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(10,656)	$(42,815)
Net cash (used in) provided by investing activities	(3,731)	11,529
Net cash provided by financing activities	46,141	25,619
Effects of currency translation on cash, cash equivalents and restricted cash	98	(425)
Net increase (decrease) in cash, cash equivalents and restricted cash	$31,852	$(6,092)
Cash Flows Used in Operating Activities
Net cash used in operating activities decreased $32.2 million, or 75.1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to the Company’s efforts to reduce operational costs and increased revenues during the six months ended June 30, 2026 compared to the prior year period.
Cash Flows (Used in) Provided by Investing Activities
Net cash used in investing activities was $3.7 million for the six months ended June 30, 2026, compared to $11.5 million of net cash provided by investing activities for the six months ended June 30, 2025. The decrease of $15.3 million was primarily due to reduction of proceeds from the maturities of debt securities received in 2025 and the purchase of LanzaJet Series A Preferred Stock in 2026.

Cash Flows Provided by (Used in) Financing Activities
Net cash provided by financing activities was $46.1 million for the six months ended June 30, 2026, compared to net cash used in financing activities of $25.6 million for the six months ended June 30, 2025. The increase was primarily driven by $50.0 million of proceeds from the issuance of Common Stock during the six months ended June 30, 2026, partially offset by the $2.0 million cash payment associated with the settlement of the FPA and $1.9 million of issuance costs related to the financing. During the six months ended June 30, 2025, financing cash flows primarily reflected $25.0 million of proceeds associated with the PIPE Warrant transaction, partially offset by a $12.5 million partial settlement of the Brookfield Loan and $1.9 million of issuance costs associated with the preferred stock and PIPE Warrant financing.

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
There have been no significant changes in our critical accounting estimates during the three and six months ended June 30, 2026, from those disclosed in the Company’s 2025 Annual Report, except for the measurement of the Brookfield Loan liability.
Brookfield Loan
The Brookfield Loan is a legal form debt and the Company has elected to apply FVO with the Brookfield Loan classified as a mark-to-market liability. The fair value of the Brookfield Loan was determined using a scenario-weighted discounted cash flow model on the adjusted remaining portion of the Brookfield Loan.
The discounted cash flow model is based on our best estimate of amounts and timing of future cash flows related to the Brookfield Loan. Our estimates require judgmental assumptions about (i) the percentage of qualifying projects presented to and funded by Brookfield within the term of the Brookfield Loan, (ii) the weight on each scenario related to certain business and strategic plans, and (iii) the discount rate. The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions.
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
We define Adjusted EBITDA as net income (loss), excluding depreciation expense, interest income, net, stock-based compensation expense, income (loss) from equity method investees, net, unrealized gains and losses arising from the fair value remeasurement, extinguishment, conversion or settlement of financial instruments, including warrant liabilities, the Brookfield SAFE liability, the Brookfield Loan liability, the Convertible Note, and other similar non-cash or non-operating items. We monitor and have presented in this Quarterly Report Adjusted EBITDA because it is a key measure used by our management and the Board to understand and evaluate our operating performance, to establish budgets, and to develop operational goals for managing our business. We believe Adjusted EBITDA helps identify underlying trends in our business that could otherwise be masked by the effect of certain expenses that we include in net loss. Accordingly, we believe Adjusted EBITDA provides useful information to investors, analysts, and others in understanding and evaluating our operating results and enhancing the overall understanding of our past performance and future prospects.
During the six months ended June 30, 2026, Adjusted EBITDA excludes the non-cash unrealized gain recognized upon the remeasurement of the Company's investment in SGLT to fair value.
Adjusted EBITDA is not prepared in accordance with GAAP and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net loss, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. For example, Adjusted EBITDA: (i) excludes stock-based compensation expense because it is a significant non-cash expense that is not directly related to our operating performance; (ii) excludes depreciation expense and, although this is a non-cash expense, the assets being depreciated and amortized may have to be replaced in the future; (iii) excludes income (loss) on equity method investees, net; and (iv) excludes certain non-cash and non-operating gains and losses, including fair value adjustments associated with investments and financial instruments, which may fluctuate significantly from period to period and may not be indicative of the Company's operating performance. In addition, the expenses and other items that we exclude in our calculations of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from Adjusted EBITDA when they report their operating results. In addition, other companies may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.
The following table reconciles Adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP:
Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income (loss)	$184,305	$(32,499)	$169,626	$(51,728)
Depreciation	962	1,054	1,901	1,835
Interest income, net	(105)	(192)	(209)	(630)
Stock-based compensation expense and change in fair value of warrant liabilities (1)	738	2,024	2,061	1,372
Loss on Brookfield SAFE extinguishment	—	—	—	6,216
Change in fair value of Convertible Note and related transaction costs	—	(7,837)	—	(42,980)
Change in fair value of PIPE Warrant	—	3,400	—	3,400
Change in fair value of the Brookfield Loan (net of interest accretion reversal)	1,700	1,019	1,800	12,445
Change in fair value of the equity securities	(208,104)	—	(208,104)	—
Loss from equity method investees, net	12,913	3,335	17,462	9,867
Adjusted EBITDA	$(7,591)	$(29,696)	$(15,463)	$(60,203)
__________________
(1)Stock-based compensation expense represents expense related to equity compensation plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, we are not required to provide information required by this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a–15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026 (the “Evaluation Date”).
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
The Company also previously identified control deficiencies related to the impact of headcount reductions and turnover in certain senior and control-related roles during 2025, which contributed to resource constraints within the finance and accounting function and adversely affected the timely execution of certain internal control activities. During 2026, management has made meaningful progress in strengthening the Company’s internal control over financial reporting through enhancements to the Company’s accounting organization and key financial reporting controls. Management has also commenced testing of enhanced controls as part of the remediation efforts.
Management will continue to evaluate the design and operating effectiveness of the enhanced controls over a sustained period. The Company will not consider the material weaknesses remediated until the enhanced controls have operated effectively for a sufficient period of time and management has concluded, based on testing, that the controls are operating effectively. Accordingly, there can be no assurance that these remediation efforts will be completed successfully or on a timely basis.
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
Changes in Internal Control Over Financial Reporting
Except as described above with respect to the Company’s remediation activities, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
There are no material legal proceedings to which the Company is currently a party.
Item 1A. Risk Factors
Other than as described below, there have been no material changes from our updates to the risk factors discussed in Part I, Item 1A. Risk Factors, of our 2025 Annual Report.
Because our investment in SGLT represents a substantial portion of our total assets, fluctuations in the market price of SGLT’s H Shares could materially affect our financial condition and results of operations, and we may not be able to realize the carrying value of our investment.
Following the June 2026 initial public offering of Beijing Shougang LanzaTech Technology Co., Ltd. (“SGLT”), we measure our investment in SGLT at fair value based on the quoted market price of its H Shares. As of June 30, 2026, we held, through a subsidiary, 33,520,231 SGLT H Shares, representing approximately 8.38% of SGLT’s total issued share capital. Our investment had a fair value of $223.1 million and represented approximately 68.2% of our total assets as of that date. Accordingly, even relatively modest fluctuations in SGLT’s share price could materially affect our reported assets and cause volatility in our results of operations unrelated to our operating performance.
SGLT’s H Shares have a limited public trading history, and their market price may be volatile. The market price may be affected by SGLT’s operating performance, financial condition, business prospects and management decisions; trading volume and liquidity in its H Shares; actual or anticipated sales of shares by its stockholders; general economic and market conditions; developments in the legal, regulatory, political and economic environments of the PRC and Hong Kong; fluctuations in foreign currency exchange rates; the actual or perceived performance, reliability and market acceptance of our process technology deployed by SGLT and its controlled entities; and other factors beyond our control. We do not control SGLT or its management, operations, strategic decisions, capital allocation or dividend policy.
Our commercial relationship with SGLT compounds this concentration risk because SGLT’s business is closely tied to the commercialization of our technology in China. Entities controlled by SGLT operate four commercial-scale facilities using our process technology, and SGLT licenses certain of our process technology and may sublicense that technology in China. We may derive future royalty revenue from SGLT’s sublicensing activities and also supply SGLT with materials required for our proprietary gas fermentation process and provide equipment, consulting and engineering services. Accordingly, any actual or perceived performance shortfall or other adverse development involving our technology—or any inability to deploy or operate it successfully at commercial scale—could reduce or delay potential royalty revenue, disrupt our other commercial arrangements with SGLT, depress the market price of SGLT’s H Shares and harm broader acceptance and commercialization of our technology.
Our pre-IPO SGLT shares are subject to a one-year transfer restriction following the June 3, 2026 listing, subject to the terms of SGLT’s governing documents and applicable law. During this period, the restriction materially limits our ability to sell or otherwise monetize the shares, including in response to a decline in SGLT’s share price or to satisfy our liquidity needs. After the restriction expires, our ability to monetize the investment may remain limited by applicable law, market conditions, trading liquidity and the size of our position. The quoted market price may not represent the price at which we could sell all or a substantial portion of our holdings, and any such sale, or the perception that such a sale may occur, could depress SGLT’s share price. Consequently, we may ultimately realize materially less than the value at which the investment is reported in our financial statements, which could materially adversely affect our financial condition, results of operations, liquidity and the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except for the unregistered sale of 1,000,000 shares of Common Stock to LanzaTech Global SPV, LLC on May 13, 2026, as previously reported in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed May 14, 2026, there were no unregistered sales of equity securities during the three months ended June 30, 2026 that were required to be reported under this Item and had not previously been reported.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

10.1**
Subscription Agreement, dated May 10, 2026, between the Company and LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 10.6 of LanzaTech Global, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2026).

10.2**
Amendment No. 1 to the Warrant to Purchase Shares of Common Stock of LanzaTech Global, Inc., dated May 12, 2026, between the Company and LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 10.7 of LanzaTech Global, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2026).

10.3**	Form of Securities Purchase Agreement, dated May 15, 2026 (incorporated by reference to Exhibit 10.1 of LanzaTech Global, Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2026).
10.4**
Amendment No. 1 to the Subscription Agreement, dated May 15, 2026, between the Company and LanzaTech Global SPV, LLC (incorporated by reference to Exhibit 10.2 of LanzaTech Global, Inc.’s Current Report on Form 8-K, filed with the SEC on May 18, 2026).

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
101
The following financial information from LanzaTech Global, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (Extensible Business Reporting Language), includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Skokie, State of Illinois, on August 14, 2026.

LANZATECH GLOBAL, INC.
(Registrant)

Dated:	August 14, 2026	By:	/s/ Jennifer Holmgren, Ph.D.
		Name:	Jennifer Holmgren, Ph.D.

		Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated:	August 14, 2026	By:	/s/ Sushmita Koyanagi
		Name:	Sushmita Koyanagi

		Title:	Chief Financial Officer (Principal Financial & Accounting Officer)